Form 10-Q
period 2013-03-31
Charter Financial Corp
filed 2013-05-10
CIK 1478726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-35870

Charter Financial Corporation
(Exact name of registrant as specified in its charter)

Maryland	90-0947148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1233 O.G. Skinner Drive, West Point, Georgia	31833
(Address of Principal Executive Offices)	(Zip Code)

(706) 645-1391
(Registrant’s telephone number)

N/A
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO   ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s common stock outstanding as of April 30, 2013 was 22,752,214.

CHARTER FINANCIAL CORPORATION

Part I. Financial Information

Item 1.  Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	September 30,
	2013	2012
Assets
Cash and amounts due from depository institutions	$24,374,035	$13,221,291
Interest-earning deposits in other financial institutions	217,623,175	95,606,929
Cash and cash equivalents	241,997,210	108,828,220

Loans held for sale, fair value of $2,490,778 and $2,741,672	2,445,733	2,691,508
Securities available for sale	197,369,841	189,379,333
Federal Home Loan Bank stock	4,390,300	5,318,200
Loans receivable:
Not covered under FDIC loss sharing agreements	430,851,111	436,966,775
Covered under FDIC loss sharing agreements, net	138,310,221	176,569,131
Allowance for loan losses (covered loans)	(6,951,125)	(10,340,815)
Unamortized loan origination fees, net (non-covered loans)	(1,130,053)	(1,101,481)
Allowance for loan losses (non-covered loans)	(8,545,784)	(8,189,895)
Loans receivable, net	552,534,370	593,903,715
Other real estate owned:
Not covered under FDIC loss sharing agreements	1,240,558	2,106,757
Covered under FDIC loss sharing agreements	17,012,008	21,903,204
Accrued interest and dividends receivable	3,152,586	3,241,320
Premises and equipment, net	22,088,292	23,610,642
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	1,031,909	1,280,309
Cash surrender value of life insurance	34,314,859	33,831,920
FDIC receivable for loss sharing agreements	45,875,194	35,135,533
Deferred income taxes	6,528,359	6,176,199
Other assets	1,118,471	487,954
Total assets	$1,135,424,972	$1,032,220,096

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$918,988,604	$800,261,546
FHLB advances and other borrowings	70,000,000	81,000,000
Advance payments by borrowers for taxes and insurance	428,938	651,520
Other liabilities	1,325,494	7,786,262
Total liabilities	990,743,036	889,699,328
Stockholders’ equity:
Common stock, $0.01 par value; 19,859,219 shares issued at March 31, 2013 and September 30, 2012, respectively; 18,220,260 shares outstanding at March 31, 2013 and 18,229,760 shares outstanding at September 30, 2012	198,592	198,592
Preferred stock, no par value; 10,000,000 shares authorized	-	-
Additional paid-in capital	73,593,913	73,483,605
Treasury stock, at cost; 1,638,959 shares at March 31, 2013 and 1,629,459 shares at September 30, 2012	(40,526,201)	(39,362,686)
Unearned compensation – ESOP	(3,391,839)	(3,571,121)
Retained earnings	115,287,694	111,568,998
Accumulated other comprehensive gain (loss) – net of unrealized holding gains (losses) on securities available for sale	(480,223)	203,380
Total stockholders’ equity	144,681,936	142,520,768
Commitments and contingencies
Total liabilities and stockholders’ equity	$1,135,424,972	$1,032,220,096

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Interest and dividend income:
Loans receivable	$10,147,268	$11,644,317	$20,327,197	$23,192,931
Mortgage-backed securities and collateralized mortgage obligations	738,318	871,954	1,468,573	1,672,188
Federal Home Loan Bank Stock	30,891	30,810	65,791	53,816
Other investment securities available for sale	39,331	68,776	94,472	128,375
Interest-earning deposits in other financial institutions	49,708	26,154	101,393	94,173
Total interest and dividend income	11,005,516	12,642,011	22,057,426	25,141,483
Interest expense:
Deposits	1,088,908	1,712,800	2,306,368	3,854,980
Borrowings	812,569	1,138,050	1,650,038	2,328,642
Total interest expense	1,901,477	2,850,850	3,956,406	6,183,622
Net interest income	9,104,039	9,791,161	18,101,020	18,957,861
Provision for loan losses, not covered under FDIC loss sharing agreements	300,000	300,000	600,000	1,800,000
(Credit) provision for covered loan losses	(42,267)	290,000	52,483	890,000
Net interest income after provision for loan losses	8,846,306	9,201,161	17,448,537	16,267,861
Noninterest income:
Service charges on deposit accounts	1,878,205	1,619,833	3,828,602	3,346,175
Gain on securities available for sale	-	-	219,913	632,593
Total impairment losses on securities	-	(243,820)	-	(345,187)
Portion of losses recognized in other comprehensive income	-	70,561	-	71,928
Net impairment losses recognized in earnings	-	(173,259)	-	(273,259)
Bank owned life insurance	227,653	260,075	482,939	532,274
Gain on sale of loans and loan servicing release fees	385,239	161,322	735,212	346,713
Loan servicing fees	79,994	119,285	162,464	209,798
Brokerage commissions	174,644	139,924	315,338	265,985
FDIC receivable for loss sharing agreements accretion	186,237	455,293	333,911	1,025,422
Other	45,096	(23,900)	109,892	291,263
Total noninterest income	2,977,068	2,558,573	6,188,271	6,376,964
Noninterest expenses:
Salaries and employee benefits	4,366,809	4,617,778	9,042,751	9,305,824
Occupancy	1,717,827	2,013,972	3,478,763	4,052,164
Legal and professional	493,381	447,333	816,587	944,378
Marketing	323,385	494,094	591,402	964,217
Federal insurance premiums and other regulatory fees	(142,409)	365,406	102,716	708,965
Net cost of operations of real estate owned	1,191,833	626,734	999,507	1,366,725
Furniture and equipment	210,013	259,228	411,959	464,245
Postage, office supplies and printing	277,370	252,217	524,131	531,576
Core deposit intangible amortization expense	120,735	133,278	248,400	273,720
Other	1,197,681	741,164	1,865,317	1,605,727
Total noninterest expenses	9,756,625	9,951,204	18,081,533	20,217,541
Income before income taxes	2,066,749	1,808,530	5,555,275	2,427,284
Income tax expense	682,340	547,858	1,836,579	678,229
Net income	$1,384,409	$1,260,672	$3,718,696	$1,749,055

Basic net income per share	$0.07	$0.06	$0.19	$0.09
Diluted net income per share	$0.07	$0.06	$0.19	$0.09
Weighted average number of common shares outstanding	19,374,112	19,498,676	19,374,829	19,580,892
Weighted average number of common and potential common shares outstanding	19,415,179	19,538,687	19,415,896	19,620,903

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income	$1,384,409	$1,260,672	$3,718,696	$1,749,055
Less reclassification adjustment for net gains realized in net income, net of taxes of $0, $0, $84,887 and $244,181, respectively	-	-	(135,026)	(388,412)
Net unrealized holding gains (losses) on investment and mortgage securities available for sale arising during the year, net of taxes of $72,405, $(279,595), $344,870 and $98,020, respectively	(115,173)	444,744	(548,577)	(155,918)
Noncredit portion of other-than-temporary impairment losses recognized in earnings, net of taxes of $0, $(66,878), $0 and $(105,478), respectively	-	106,381	-	167,781
Comprehensive income	$1,269,236	$1,811,797	$3,035,093	$1,372,506

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock						Accumulated
	Number of shares	Amount	Additional paid-in capital	Treasury stock	Unearned compensation ESOP	Retained earnings	other comprehensive income (loss)	Total stockholders' equity
Balance at September 30, 2011	19,859,219	$198,592	$73,083,363	$(36,127,940)	$(3,729,390)	$107,962,533	$(1,971,458)	$139,415,700
Net income	-	-	-	-	-	4,978,692	-	4,978,692
Change in unrealized loss on securities	-	-	-	-	-	-	2,174,838	2,174,838
Dividends paid, $010 per share	-	-	-	-	-	(1,372,227)	-	(1,372,227)
Allocation of ESOP common stock	-	-	-	-	158,269	-	-	158,269
Effect of restricted stock awards	-	-	306,366	353,267	-	-	-	659,633
Stock option expense	-	-	93,876	-	-	-	-	93,876
Repurchase of shares	-	-	-	(3,588,013)	-	-	-	(3,588,013)
Balance at September 30, 2012	19,859,219	$198,592	$73,483,605	$(39,362,686)	$(3,571,121)	$111,568,998	$203,380	$142,520,768
Net income	-	-	-	-	-	3,718,696	-	3,718,696
Change in unrealized loss on securities	-	-	-	-	-	-	(683,603)	(683,603)
Allocation of ESOP common stock	-	-	31,592	-	179,282	-	-	210,874
Effect of restricted stock awards	-	-	27,915	-	-	-	-	27,915
Stock option expense	-	-	50,801	-	-	-	-	50,801
Repurchase of shares and conversion expenses	-	-	-	(1,163,515)	-	-	-	(1,163,515)
Balance at March 31, 2013	19,859,219	$198,592	$73,593,913	$(40,526,201)	$(3,391,839)	$115,287,694	$(480,223)	$144,681,936

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$3,718,696	$1,749,055
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses, not covered under FDIC loss sharing agreements	600,000	1,800,000
Provision for covered loan losses	52,483	890,000
Depreciation and amortization	812,241	873,629
Accretion and amortization of premiums and discounts, net	1,472,277	1,353,108
Accretion of fair value discounts related to covered loans	(5,030,780)	(4,712,198)
Accretion of fair value discounts related to FDIC receivable	(333,911)	(1,025,422)
Gain on sale of loans and loan servicing release fees	(735,212)	(346,713)
Proceeds from sale of loans	27,511,446	11,762,216
Originations and purchases of loans held for sale	(26,530,459)	(12,355,909)
Gain on sale of mortgage-backed securities, collateralized mortgage obligations and other investments	(219,913)	(632,593)
Other-than-temporary impairment-securities	-	273,259
Write down of real estate owned	1,463,746	957,581
Gain on sale of real estate owned	(299,751)	(43,725)
Restricted stock award expense	27,915	65,027
Stock option expense	50,801	47,103
Increase in cash surrender value on bank owned life insurance	(482,939)	(671,385)
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	88,734	(209,584)
Decrease in other assets	437,325	673,898
Increase in other liabilities	(6,249,896)	(2,769,965)
Net cash used in operating activities	(3,647,197)	(2,322,618)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	13,952,478	27,413,475
Principal collections on securities available for sale	24,521,152	31,030,891
Purchase of securities available for sale	(56,478,764)	(96,161,223)
Proceeds from maturities or calls of securities available for sale	7,726,500	2,216,000
Proceeds from redemption of FHLB stock	927,900	1,335,400
Net decrease in loans receivable	34,644,810	8,534,866
Net decrease (increase) in FDIC receivable	(5,572,787)	30,788,624
Proceeds from sale of real estate owned	10,863,269	7,224,735
Purchases of premises and equipment	(109,331)	(3,237,978)
Net cash provided by investing activities	30,475,227	9,144,790

Cash flows from financing activities:
Purchase of treasury stock and conversion expense	(1,163,515)	(3,118,014)
Dividends paid	-	(900,861)
Increase (decrease) in deposits	118,727,057	(65,585,502)
Principal payments on Federal Home Loan Bank advances	(11,000,000)	(30,000,000)
Net decrease in advance payments by borrowers for taxes and insurance	(222,582)	-
Net cash (used in) provided by financing activities	106,340,960	(99,604,377)
Net increase (decrease) in cash and cash equivalents	133,168,990	(92,782,205)
Cash and cash equivalents at beginning of period	108,828,220	148,849,886
Cash and cash equivalents at end of period	$241,997,210	$56,067,681
Supplemental disclosures of cash flow information:
Interest paid	$4,025,818	$6,566,114
Income taxes paid	$5,720,100	$265,000
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$11,102,832	$9,465,372
Write down of real estate owned reimbursed by the FDIC	$6,581,545	$5,940,000
Provision for covered loan losses reimbursed by the FDIC	$(1,320,697)	$5,480,845
Issuance of common stock under stock benefit plan	$210,874	$158,269
Unrealized loss on securities available for sale, net	$(683,603)	$(570,529)

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Operations

Charter Financial Corporation (the “Company”), a federally chartered corporation, was organized on October 16, 2001 by CharterBank (the “Bank”), to become the mid-tier holding company for the Bank in connection with the Bank’s reorganization from a federal mutual savings and loan association into the two-tiered mutual holding company structure. In connection with the reorganization, the Company sold 3,964,481 shares of its common stock to the public, representing 20% of the outstanding shares at $10.00 per share, and received net proceeds of $37.2 million. An additional 15,857,924 shares, or 80% of the Company’s outstanding shares, were issued to First Charter, MHC, the Bank’s federally chartered mutual holding company.

In January 2007, the Company repurchased 508,842 shares of its common stock at $52.00 per share through a self-tender offer. Following the stock repurchase, the Company delisted its common stock from the NASDAQ Global Market and deregistered its common stock with the Securities and Exchange Commission. Between January 2007 and September 2009 the Company repurchased 1,186,858 additional shares of its common stock. In September 2010, through an incremental offering, the Company sold 4,400,000 shares with net proceeds of $26.6 million, and First Charter, MHC canceled 4,400,000 shares of Company stock that it held. On September 27, 2011, the Company announced a 5% stock repurchase plan with repurchased shares being held in treasury and available for general corporate purposes. Through the second quarter ended March 31, 2012, 9,500 shares were repurchased at a cost of $88,838 all of which were repurchased in the first fiscal quarter ended December 31, 2012.

As of March 31, 2013, First Charter, MHC owned 11,457,924 shares of the Company’s common stock, representing approximately 62.7% of the Company’s 18,277,540 outstanding shares of common stock at that date. The remaining 6,819,616 shares of common stock, or approximately 37.3% of the outstanding shares of common stock were held by the public.

Plan of conversion and reorganization. On April 8, 2013, Charter Financial Corporation, a Maryland corporation (“Charter Financial”), completed its conversion and reorganization pursuant to which First Charter, MHC was converted to the stock holding company form of organization. Charter Financial sold 14,289,429 shares of common stock at $10.00 per share, for gross offering proceeds of $142.9 million in its stock offering. The Bank, as of April 8, 2013, is now 100% owned by Charter Financial and Charter Financial is 100% owned by public stockholders. Concurrent with the completion of the offering, shares of common stock of the Company have been converted into the right to receive 1.2471 shares of Charter Financial’s common stock for each share of the Company’s common stock that was owned immediately prior to completion of the transaction. Cash in lieu of fractional shares will be paid based on the offering price of $10.00 per share. As a result of the offering and the exchange, Charter Financial now has approximately 22,752,214 shares outstanding. As of April 8, 2013, the Company and First Charter, MHC ceased to exist. Any reference to the Company following April 8, 2013 refers to Charter Financial Corporation, a Maryland corporation.

Regarding the Company’s conversion and public offering, associated direct costs will be deferred and the proceeds from the shares sold in the public offering reduced. Costs of approximately $1.1 million have been incurred related to the conversion as of March 31, 2013.

In regards to weighted average shares outstanding, share amounts held by the public have been restated to reflect the completion of the second-step conversion on April 8, 2013 at a conversion ratio of 1.2471 unless noted otherwise.

Note 2: Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Charter Financial Corporation, the federally chartered corporation, and subsidiary include the accounts of the Company and the Bank as of March 31, 2013 and September 30, 2012 (derived from audited financial statements), and for the three- and six-month periods ended March 31, 2013 and 2012. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three- and six-month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the estimates used for fair value acquisition accounting and the Federal Deposit Insurance Corporation receivable for loss sharing agreements, estimate of expected cash flows on purchased impaired and other acquired loans, and the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, and collateralized mortgage obligations. Certain reclassifications of 2012 balances have been made to conform to classifications used in 2013. These reclassifications did not change net income.

Note 3: Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board “FASB” issued an update to the accounting standards relating to testing goodwill for impairment. This guidance allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this update as of October 1, 2012, did not have a material impact on the Company’s financial statements.

In October 2012, the FASB issued an update to the accounting standards to provide guidance on the subsequent accounting treatment for an indemnification asset recognized at the acquisition date as a result of a government-assisted acquisition of a financial institution. The amendments in this update require entities that recognize an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification) to subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The amendments in this guidance are effective for the Company for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The adoption of this update has no impact on the consolidated financial statements because the Company's accounting procedures for the indemnification asset is in compliance with this amendment.

In February 2013, the FASB issued an update to the accounting standards to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this update increased disclosures in the financial statements.

Note 4: Securities Available for Sale

Securities available for sale are summarized as follows:

	March 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	Cost	gains	losses	value

Other Investment Securities:
Tax-free municipals	$14,139,670	$26,882	$(626)	$14,165,926
U.S. government sponsored entities	10,090,643	62,814	-	10,153,457
Mortgage-backed securities:
FNMA certificates	109,972,750	968,738	(252,456)	110,689,032
GNMA certificates	3,972,809	233,670	-	4,206,479
FHLMC certificates	38,109,046	868,158	-	38,977,204
Collateralized mortgage obligations:
FNMA	4,961,331	160,577	-	5,121,908
GNMA	159,255	645	-	159,900
FHLMC	439,309	47,253	-	486,562
Private-label mortgage securities: (1)
Investment grade	2,193,249	31,318	(184,465)	2,040,102
Split rating (2)	1,421,057	55,877	-	1,476,934
Non investment grade	12,638,332	-	(2,745,995)	9,892,337
Total	$198,097,451	$2,455,932	$(3,183,542)	$197,369,841

(1)	Credit ratings are current as of March 31, 2013.
(2)	Bonds with split ratings represent securities with separate investment and non-investment grades.

	September 30, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	Cost	gains	losses	value

Other Investment Securities:
Tax-free municipals	$11,555,068	$25,004	$(1,571)	$11,578,501
U.S. government sponsored entities	16,519,624	107,431	-	16,627,055
Mortgage-backed securities:
FNMA certificates	84,836,714	1,748,088	-	86,584,802
GNMA certificates	4,568,181	377,231	-	4,945,412
FHLMC certificates	45,178,602	1,065,844	-	46,244,446
Collateralized mortgage obligations:
FNMA	7,712,770	314,386	-	8,027,156
GNMA	499,503	3,960	(152)	503,311
FHLMC	533,379	46,710	-	580,089
Private-label mortgage securities:
Investment grade	2,480,412	32,214	(155,882)	2,356,744
Split rating (1)	6,922,884	-	(676,581)	6,246,303
Non investment grade	8,264,044	-	(2,578,530)	5,685,514
Total	$189,071,181	$3,720,868	$(3,412,716)	$189,379,333

(1)	Bonds with split ratings represent securities with separate investment and non-investment grades.

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of the municipal bonds in the table below are pre-funded and are expected to be prepaid before contractual maturity.

	Amortized	Estimated
	cost	fair value

Less than 1 year	$5,090,643	$5,106,920
1-5 years	8,290,356	8,341,155
Greater than 5 years	10,849,314	10,871,308
Mortgage-backed securities	173,867,138	173,050,458
Total	$198,097,451	$197,369,841

Proceeds from called or matured securities available for sale during the six months ended March 31, 2013 and 2012 were $7,726,500 and $2,216,000, respectively. Proceeds from sales for the six months ended March 31, 2013 and 2012 were $13,952,478 and $27,413,475, respectively.  Gross realized gains on the sale of these securities were $219,913 and $634,790 for the six months ended March 31, 2013 and 2012, respectively.  Gross realized losses on the sale of these securities were $0 and $2,197 for the six months ended March 31, 2013 and 2012, respectively.

Securities available for sale with an aggregate carrying amount of $128,124,833 and $127,617,291 at March 31, 2013 and September 30, 2012, respectively, were pledged to secure FHLB advances.

Securities available for sale that had been in a continuous unrealized loss position for less than 12 months at March 31, 2013 are as follows:

	March 31, 2013
		Gross
	Amortized	unrealized	Estimated
	cost	losses	fair value
Mortgage-backed securities:
FNMA certificates	$34,437,599	$(252,456)	$34,185,143
Total	$34,437,599	$(252,456)	$34,185,143

There were no securities available for sale in a continuous unrealized loss position for less than 12 months at September 30, 2012.

Securities available for sale that had been in a continuous unrealized loss position for greater than 12 months at March 31, 2013 and September 30, 2012 are as follows:

	March 31, 2013
		Gross
	Amortized	unrealized	Estimated
	cost	losses	fair value
Other investment securities:
Tax-free municipals	$257,977	$(626)	$257,351
Private-label mortgage securities	13,871,779	(2,930,460)	10,941,319
Total	$14,129,756	$(2,931,086)	$11,198,670

	September 30, 2012
		Gross
	Amortized	unrealized	Estimated
	cost	losses	fair value
Other investment securities:
Tax-free municipals	$262,550	$(1,571)	$260,979
Collateralized mortgage obligations:
GNMA	133,587	(152)	133,435
Private-label mortgage securities	16,485,944	(3,410,993)	13,074,951
Total	$16,882,081	$(3,412,716)	$13,469,365

At March 31, 2013 the Company had approximately $2.9 million of gross unrealized losses on non-GSE collateralized mortgage obligations with aggregate amortized cost of approximately $13.9 million. During the quarter ended March 31, 2013 the Company did not record any other than temporary impairment charges.  Other than previously stated, the Company is projecting that it will receive essentially all contractual cash flows so there is no break in yield or additional other than temporary impairment.

Regularly, the Company performs an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired other-than-temporarily. The assessment considers many factors including the severity and duration of the impairment, the Company’s intent and ability to hold the security for a period of time sufficient for recovery in value, recent events specific to the industry, and current characteristics of each security such as delinquency and foreclosure levels, credit enhancements, and projected losses and loss coverage ratios. It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future include but are not limited to, deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity. All of these securities were evaluated for other-than-temporary impairment based on an analysis of the factors and characteristics of each security as previously enumerated. The Company considers these unrealized losses to be temporary impairment losses primarily because of continued sufficient levels of credit enhancements and credit coverage levels of less senior tranches to tranches held by the Company.

The following table summarizes the changes in the amount of credit losses on the Company’s investment securities recognized in earnings for the three and six months ended March 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Beginning balance of credit losses previously recognized in earnings	$380,446	$4,922,916	$380,446	$4,822,916

Amount related to credit losses for securities for which an other-than-temporary impairment was not previously recognized in earnings	-	-	-	-

Amount related to credit losses for securities for which an other-than-temporary impairment was previously recognized in earnings	-	173,259	-	273,259

Ending balance of cumulative credit losses recognized in earnings	$380,446	$5,096,175	$380,446	$5,096,175

The following table shows issuer-specific information, including current par value, book value, fair value, credit rating and unrealized gain (loss) for the Company's portfolio of non-agency collateralized mortgage obligations as of March 31, 2013:

Cusip	Description	Credit Rating (1)			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Book Value	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch	(dollars in thousands)
Investment Grade
36228FQF6	GSR 2003-4F 1A2	n/a	AA+	AA	$-	$287	$287	$294	$7
55265KL80	MASTR 2003-8 4A1	n/a	A+	AAA	-	677	673	697	24
86359BVF5	SARM 2004-6 3A3	n/a	A+	n/a	-	1,233	1,233	1,049	(184)
	Total				$-	$2,197	$2,193	$2,040	$(153)
Split Rating
17307GDL9	CMLTI 2004-HYB1 A31	B1	n/a	BBB	$-	$1,421	$1,421	$1,477	$56
	Total				$-	$1,421	$1,421	$1,477	$56
Non Investment Grade
576433QD1	MARM 2004-7 5A1	Ba3	BB	n/a	$-	$5,095	$5,095	$4,474	$(621)
576433UQ7	MARM 2004-13 B1	NR	CCC	n/a	380	5,328	4,948	2,916	(2,032)
576433VN3	MARM 2004-15 4A1	B3	n/a	CCC	-	2,595	2,595	2,502	(93)
	Total				$380	$13,018	$12,638	$9,892	$(2,746)

	Grand Total				$380	$16,636	$16,252	$13,409	$(2,843)

(1)    Credit ratings are current as of March 31, 2013.

The Bank’s investment in the MARM 2004-13 B1 security represents the largest unrealized loss position in the investment portfolio at $2.0 million. Based on assessments of expected cash flows no additional other than temporary impairment exists on this security at March 31, 2013. This bond has previously taken a total of $380,000 in OTTI. The favorable cash flow profile is attributable to a number of pertinent factors, including the relatively low levels of delinquency and the stable levels of default, foreclosure, and severities upon foreclosure. The security has a housing price index adjusted weighted average loan-to-value ratio of 52% on the underlying mortgages, average credit scores of 736 and its 2004 origination indicates its seasoning. Furthermore, 91% of the underlying mortgages have been timely payers for the past 24 months. We believe the unrealized loss position is attributed to liquidity risk.

Changes in accumulated other comprehensive income by component for the six months ended March 31, 2013 are shown in the table below. All amounts are net of tax. The line item affected in the consolidated statements of income by the reclassified amounts is gain on securities available for sale.

Unrealized Gains/(Losses) on Available-for-Sale Securities

Beginning balance	$203,380
Other comprehensive income/(loss) before reclassifications	(548,577)
Amounts reclassified from accumulated other comprehensive income/(loss)	(135,026)
Net current-period other comprehensive income/(loss)	(683,603)
Ending balance	$(480,223)

Note 5: Loans Receivable

Loans not covered by loss share agreements are summarized as follows:

	March 31,	September 30,
	2013	2012
Loans not covered by loss sharing agreements:
1-4 family residential real estate mortgage	$105,246,055	$105,514,544
Commercial real estate	246,253,560	251,379,010
Commercial	16,658,990	16,596,833
Real estate construction	45,107,540	45,369,190
Consumer and other	17,584,966	18,107,198
Loans receivable, net of undisbursed proceeds of loans in process	430,851,111	436,966,775
Less:
Unamortized loan origination fees, net	1,130,053	1,101,481
Allowance for loan losses	8,545,784	8,189,895
Total loans not covered, net	$421,175,274	$427,675,399

The carrying amount of covered loans at March 31, 2013 and September 30, 2012, consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following tables.

	March 31, 2013
	Impaired	All Other	Total
	Loans at	Acquired	Covered
	Acquisition	Loans	Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$4,338,243	$7,745,692	$12,083,935
Commercial real estate	60,106,841	74,270,117	134,376,958
Commercial	3,495,616	5,976,407	9,472,023
Real estate construction	-	-	-
Consumer and other	599,288	4,250,893	4,850,181
Loans receivable, gross	68,539,988	92,243,109	160,783,097
Less:
Non-accretable difference	10,418,018	3,342,102	13,760,120
Allowance for covered loan losses	1,014,403	5,936,722	6,951,125
Accretable discount	6,438,917	2,011,674	8,450,591
Discount on acquired performing loans	-	238,456	238,456
Unamortized loan origination fees, net	-	23,709	23,709
Total loans covered, net	$50,668,650	$80,690,446	$131,359,096

	September 30, 2012
	Impaired	All Other	Total
	Loans at	Acquired	Covered
	Acquisition	Loans	Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate mortgage	$5,619,110	$9,421,190	$15,040,300
Commercial real estate	71,806,980	88,353,272	160,160,252
Commercial	12,081,845	13,885,559	25,967,404
Real estate construction	1,321,752	559,675	1,881,427
Consumer and other	708,832	5,458,309	6,167,141
Loans receivable, gross	91,538,519	117,678,005	209,216,524
Less:
Non-accretable difference	14,285,220	5,096,952	19,382,172
Allowance for covered loan losses	1,793,943	8,546,872	10,340,815
Accretable discount	9,869,297	3,055,050	12,924,347
Discount on acquired performing loans	-	308,728	308,728
Unamortized loan origination fees, net	-	32,146	32,146
Total loans covered, net	$65,590,059	$100,638,257	$166,228,316

The following table documents changes in the accretable discount on acquired loans during the six months ended March 31, 2013 and the year ended September 30, 2012:

	Impaired Loans	All Other	Total
	At Acquisition	Acquired Loans	Covered Loans

Balance, September 30, 2011	$16,893,100	$4,705,432	$21,598,532
Loan accretion	(7,023,803)	(1,650,382)	(8,674,185)
Balance, September 30, 2012	9,869,297	3,055,050	12,924,347
Loan accretion	(3,857,132)	(1,103,376)	(4,960,508)
Transfer from non-accretable difference	426,752	60,000	486,752
Balance, March 31, 2013	$6,438,917	$2,011,674	$8,450,591

The following is a summary of transactions during the three and six months ended March 31, 2013 and 2012 in the allowance for loan losses on loans covered by loss sharing:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Balance, beginning of period	$8,959,002	$5,871,557	$10,340,815	$6,892,425
Loans charged off (net)	(1,916,543)	(1,116,039)	(4,634,006)	(5,136,906)
Recoveries on loans previously charged off	-	-	10,650	-
(Credit) provision for loan losses charged to FDIC receivable	(49,067)	3,080,846	1,181,183	5,480,845
(Credit) provision for loan losses charged to operations	(42,267)	290,000	52,483	890,000
Balance, end of period	$6,951,125	$8,126,364	$6,951,125	$8,126,364

The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate owned during the six months ended March 31, 2013 and the year ended September 30, 2012:

	Six Months Ended	Year Ended
	March 31, 2013	September 30, 2012

Balance, beginning of period	$35,135,533	$96,777,791
Payments made to (received from) FDIC	7,913,903	(80,528,485)
Accretion of fair value adjustment	333,911	1,461,779
Recovery of previous loss reimbursements	(4,701,201)	(3,252,736)
Reduction in previous loss estimates	(2,847,006)	-
Provision for estimated losses on covered assets recognized in noninterest expense	7,762,728	15,976,659
External expenses qualifying under loss sharing agreements	2,277,326	4,700,525
Balance, end of period	$45,875,194	$35,135,533

Loan Origination and Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial real estate loans are generally made by the Company to Georgia, Alabama or Florida Panhandle entities and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2013, approximately 30.4% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.

The Company makes construction and land development loans primarily for the construction of one- to four-family residences but also for multi-family and nonresidential real estate projects on a select basis. While current market conditions have suppressed demand for construction and land loans, there are opportunities to lend to quality borrowers in the Company’s market area for construction loans. The Company offers two principal types of construction loans: builder loans, including both speculative (unsold) and pre-sold loans to pre-approved local builders; and construction/permanent loans to property owners that are converted to permanent loans at the end of the construction phase. The number of speculative loans that management will extend to a builder at one time depends upon the financial strength and credit history of the builder. The Company’s construction loan program is expected to remain a modest portion of the loan volume and management generally limits the number of outstanding loans on unsold homes under construction within a specific area.

The Company also originates first and second mortgage loans secured by one- to four-family residential properties within Georgia, Alabama and the Florida Panhandle. Management currently originates mortgages at all branch locations, but utilizes a centralized processing location to reduce the underwriting risk. The Company originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate 30-year conforming loans are generally originated for resale into the secondary market on a servicing-released basis and loans that are non-conforming due to property exceptions and that have adjustable rates are generally retained in the Company’s portfolio. The non-conforming loans originated are not considered to be subprime loans and the amount of subprime and low documentation loans held by the Company is not material.

The majority of the Company’s non-mortgage loans consist of consumer loans, including loans on deposits, second mortgage loans, home equity lines of credit, auto loans and various other installment loans. The Company primarily offers consumer loans (excluding second mortgage loans and home equity lines of credit) as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. The Company’s consumer lending generally follows accepted industry standards for non sub-prime lending, including credit scores and debt to income ratios. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement. At March 31, 2013, the Company had $14.1 million of home equity lines of credit and second mortgage loans not covered by FDIC loss sharing agreements (“loss sharing”).

The Company’s commercial business loans are generally limited to terms of five years or less. Management typically collateralizes these loans with a lien on commercial real estate or, very rarely, with a lien on business assets and equipment. Management also generally requires the personal guarantee of the business owner. Interest rates on commercial business loans are generally higher than interest rates on residential or commercial real estate loans due to the risk inherent in this type of loan. Commercial business loans are generally considered to have more risk than residential mortgage loans or commercial real estate loans because the collateral may be in the form of intangible assets and/or readily depreciable inventory. Commercial business loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater supervision efforts by Management compared to residential mortgage or commercial real estate lending.

The Company maintains an internal loan review function that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures. The Company further engages an independent, external loan reviewer on an annual basis.

Nonaccrual and Past Due Loans. Nonaccrual loans not covered by loss sharing, segregated by class of loans were as follows:

	March 31, 2013	September 30, 2012

1-4 family residential real estate	$2,039,122	$2,038,340
Commercial real estate	670,359	771,711
Commercial	178,984	191,499
Consumer and other	26,063	42,363
Total	$2,914,528	$3,043,913

An age analysis of past due loans not covered by loss sharing, segregated by class of loans at March 31, 2013 and September 30, 2012 were as follows:

March 31, 2013
		Greater than				Loans > 90
	30-89 Days	90 Days	Total		Total	Days
	Past Due	Past Due	Past Due	Current	Loans	Accruing

1-4 family residential real estate	$507,786	$619,178	$1,126,964	$104,119,091	$105,246,055	$171,523
Commercial real estate	2,390,301	-	2,390,301	243,863,259	246,253,560	-
Commercial	77,847	20,479	98,326	16,560,664	16,658,990	-
Real estate construction	-	-	-	45,107,540	45,107,540	-
Consumer and other	59,318	-	59,318	17,525,648	17,584,966	-
	$3,035,252	$639,657	$3,674,909	$427,176,202	$430,851,111	$171,523

September 30, 2012
		Greater than				Loans > 90
	30-89 Days	90 Days	Total		Total	Days
	Past Due	Past Due	Past Due	Current	Loans	Accruing

1-4 family residential real estate	$1,460,017	$621,257	$2,081,274	$103,433,270	$105,514,544	$401,726
Commercial real estate	1,459,472	-	1,459,472	249,919,538	251,379,010	-
Commercial	145,001	-	145,001	16,451,832	16,596,833	-
Real estate construction	-	-	-	45,369,190	45,369,190	-
Consumer and other	125,054	-	125,054	17,982,144	18,107,198	-
	$3,189,544	$621,257	$3,810,801	$433,155,974	$436,966,775	$401,726

An age analysis of past due loans covered by loss sharing, segregated by class of loans at March 31, 2013 and September 30, 2012 were as follows:

March 31, 2013
		Greater than				Loans > 90
	30-89 Days	90 Days	Total		Total	Days
	Past Due	Past Due	Past Due	Current	Loans (1)	Accruing (2)

1-4 family residential real estate	$ 800,822	$ 419,944	$ 1,220,766	$ 9,378,047	$ 10,598,813	$ 419,944
Commercial real estate	8,743,820	9,775,593	18,519,413	101,008,097	119,527,510	9,775,593
Commercial	66,949	686,441	753,390	5,699,924	6,453,314	686,441
Consumer and other	151,660	25,172	176,832	3,315,383	3,492,216	25,172
	$ 9,763,251	$ 10,907,150	$20,670,401	$119,401,451	$140,071,852	$10,907,150

(1)
Covered loan balances are net of non-accretable differences and allowance for covered loan losses and have not been reduced by $8,689,047 of accretable discounts and discounts on acquired performing loans.

(2)	Covered loans contractually past due greater than ninety days are reported as accruing loans because of accretable discounts established at the time of acquisition.

September 30, 2012
		Greater than				Loans > 90
	30-89 Days	90 Days	Total		Total	Days
	Past Due	Past Due	Past Due	Current	Loans (1)	Accruing (2)

1-4 family residential real estate	$ 734,789	$ 834,569	$ 1,569,358	$ 11,460,232	$ 13,029,590	$ 834,570
Commercial real estate	6,546,132	20,588,187	27,134,319	115,540,726	142,675,045	20,588,187
Commercial	917,019	2,984,197	3,901,216	13,723,435	17,624,651	2,984,197
Real estate construction	-	-	-	1,343,072	1,343,072	-
Consumer and other	55,441	391,755	447,196	4,373,983	4,821,179	391,754
	$ 8,253,381	$ 24,798,708	$33,052,089	$146,441,448	$179,493,537	$24,798,708

(1)
Covered loan balances are net of non-accretable differences and allowance for covered loan losses and have not been reduced by$13,233,075 of accretable discounts and discounts on acquired performing loans.

(2)	Covered loans contractually past due greater than ninety days are reported as accruing loans because of accretable discounts established at the time of acquisition.

Impaired Loans. The Company evaluates “impaired” loans, which includes nonperforming loans and accruing troubled debt restructured loans, having risk characteristics that are unique to an individual borrower on a loan-by-loan basis with balances above a specified level.  For smaller loans, the allowance is calculated based on the credit grade utilizing historical loss experience and other qualitative factors.

Impaired loans not covered by loss sharing, segregated by class of loans were as follows:

March 31, 2013
				Three Months Ended March 31, 2013		Six Months Ended March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$2,270,897	$2,574,610	$-	$2,304,305	$2,118	$2,326,789	$4,262
Commercial real estate	11,774,029	12,741,176	-	11,807,038	135,840	11,978,401	276,188
Commercial	2,601,927	2,619,638	-	2,654,860	21,638	2,719,194	44,346
Real estate construction	-	-	-	-	-	-	-
Grand Total:	$16,646,853	$17,935,424	$-	$16,766,203	$159,597	$17,024,385	$324,796

There were no recorded allowances for impaired loans not covered by loss sharing at March 31, 2013. The recorded investment in accruing troubled debt restructured loans at March 31, 2013 totaled $13,586,865 and is included in the impaired loan table above.

September 30, 2012
				Year Ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$2,500,824	$2,982,895	$-	$2,867,188	$31,122
Commercial real estate	12,469,240	14,063,513	-	13,689,972	568,615
Commercial	2,847,862	2,860,935	-	2,908,659	95,676
Real estate construction	5,925	34,844	-	32,735	296
Subtotal:	$17,823,851	$19,942,187	$-	$19,498,554	$695,709

There were no recorded allowances for impaired loans not covered by loss sharing at September 30, 2012. The recorded investment in accruing troubled debt restructured loans at September 30, 2012 totaled $14,420,575 and is included in the impaired loan table above.

Credit Quality Indicators. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio for both loans covered and not covered by loss sharing agreements, management tracks certain credit quality indicators including the level of classified loans, net charge-offs, non-performing loans (see details above) and the general economic conditions in its market areas.

The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 8. The risk grade for each individual loan is determined by the loan officer and other approving officers at the time of loan origination and is changed from time to time to reflect an ongoing assessment of loan risk. Risk grades are reviewed on specific loans monthly for all delinquent loans as a part of monthly meetings held by the Loan Committee, quarterly for all nonaccrual and special reserve loans, and annually as part of the Company's internal loan review process. In addition, individual loan risk grades are reviewed in connection with all renewals, extensions and modifications. Risk grades for covered loans are determined by officers within the Special Assets Division based on an ongoing assessment of loan risk.   Such risk grades are updated in a manner consistent with non-covered loans, except the grading of such loans are assessed quarterly, as applicable, relating to revised estimates of expected cash flows.

The following table presents the risk grades of the loan portfolio not covered by loss sharing, segregated by class of loans:

March 31, 2013
	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$96,909,124	$210,918,613	$13,480,072	$44,584,146	$16,839,047	$382,731,002
Special Mention (5)	2,800,528	4,873,451	80,124	-	471,063	8,225,166
Substandard (6)	5,536,403	30,461,496	3,098,794	523,394	273,553	39,893,640
Doubtful (7)	-	-	-	-	1,303	1,303
Loss (8)	-	-	-	-	-	-
Total not covered loans	$105,246,055	$246,253,560	$16,658,990	$45,107,540	$17,584,966	$430,851,111

September 30, 2012
	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$97,045,428	$217,582,908	$13,252,993	$44,075,754	$17,357,541	$389,314,624
Special Mention (5)	3,525,488	11,396,970	93,033	286,505	559,982	15,861,978
Substandard (6)	4,943,628	22,399,132	3,250,807	1,006,931	189,675	31,790,173
Doubtful (7)	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-
Total not covered loans	$105,514,544	$251,379,010	$16,596,833	$45,369,190	$18,107,198	$436,966,775

The following table presents the risk grades, ignoring grade enhancement provided by the FDIC loss sharing, of the loan portfolio covered by loss sharing agreements, segregated by class of loans at March 31, 2013 and September 30, 2012.  Numerical risk ratings 5-8 constitute classified assets for regulatory reporting; however regulatory authorities consider the FDIC loss sharing percentage of either 80% or 95%, as applicable, as a reduction of the regulatory classified balance for covered loans. With respect to classified assets covered by loss sharing agreements, numerical risk ratings 5-8, for regulatory reporting purposes are done under FDIC guidance reporting the Bank’s non-reimbursable amount of the book balance of the loans as classified. The remaining reimbursable portion is classified as pass, numerical risk ratings 1-4.

March 31, 2013
	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Numerical risk rating (1-4)	$6,308,601	$53,331,870	$3,098,546	$-	$2,933,869	$65,672,886
Numerical risk rating (5)	1,420,803	21,579,895	868,665	-	419,216	24,288,579
Numerical risk rating (6)	2,773,533	42,397,697	1,841,853	-	127,058	47,140,141
Numerical risk rating (7)	95,876	2,218,048	644,250	-	12,072	2,970,246
Numerical risk rating (8)	-	-	-	-	-	-
Total covered loans (1)	$10,598,813	$119,527,510	$6,453,314	$-	$3,492,215	$140,071,852

(1)
Covered loan balances are net of non-accretable differences and allowances for covered loan losses and have not been reduced by $8,689,047 of accretable discounts and discounts on acquired performing loans.

September 30, 2012
	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Numerical risk rating (1-4)	$7,153,464	$56,448,239	$6,912,992	-	$4,011,268	$74,525,963
Numerical risk rating (5)	2,223,780	27,564,628	4,040,798	1,343,072	224,720	35,396,998
Numerical risk rating (6)	3,217,548	54,282,789	5,127,288	-	581,495	63,209,120
Numerical risk rating (7)	434,798	4,379,389	1,543,573	-	3,696	6,361,456
Numerical risk rating (8)	-	-	-	-	-	-
Total covered loans (1)	$13,029,590	$142,675,045	$17,624,651	$1,343,072	$4,821,179	$179,493,537

(1)
Covered loan balances are net of non-accretable differences and allowances for covered loan losses and have not been reduced by $13,233,075 of accretable discounts and discounts on acquired performing loans.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense and is an amount that management believes will be adequate to absorb losses on existing loans that become uncollectible, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower’s ability to repay. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely and subsequent recoveries are added to the allowance.

Management’s allowance for loan losses methodology is a loan classification-based system. Management bases the required reserve on a percentage of the loan balance for each type of loan and classification level. Loans may be classified manually and are automatically classified if they are not previously classified when they reach certain levels of delinquency. Unclassified loans are reserved at different percentages based on the loan loss history of the last two years. Reserve percentages are also adjusted based upon our estimate of the effect that the current economic environment will have on each type of loan.

Management segments its allowance for loan losses into the following four major categories: (1) specific reserves; (2) general allowances for Classified/Watch loans; (3) general allowances for loans with satisfactory ratings; and (4) an unallocated amount. Risk ratings are initially assigned in accordance with CharterBank’s loan and collection policy. An organizationally independent department reviews risk grade assignments on an ongoing basis. Management reviews current information and events regarding a borrowers’ financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based on the fair value of the collateral, if the loan is considered collateral-dependent, as the measure for the amount of the impairment. Impaired and Classified/Watch loans are aggressively monitored.

The allowances for loans by credit grade are further subdivided by loan type. The Company has developed specific quantitative allowance factors to apply to each loan which considers loan charge-off experience over the most recent two years by loan type.  In addition, loss estimates are applied for certain qualitative allowance factors that are subjective in nature and require considerable judgment on the part of management. Such qualitative factors include economic and business conditions, the volume of past due loans, changes in the value of collateral of collateral-dependent loans, and other economic uncertainties.  An unallocated component of the allowance is also established for losses that specifically exist in the remainder of the portfolio, but have yet to be identified.

An unallocated allowance is generally maintained in a range of 4% to 12% of the total allowance in recognition of the imprecision of the estimates and other factors. In times of greater economic downturn and uncertainty, the higher end of this range is provided.

Through the FDIC-assisted acquisitions of the loans of Neighborhood Community Bank (“NCB”), McIntosh Commercial Bank (“MCB”) and First National Bank of Florida (“FNB”), management established non-accretable discounts for the acquired impaired loans and also for all other loans of MCB. These non-accretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, management continues to assess the experience of actual cash flows compared to estimates. When management determines that non-accretable discounts are insufficient to cover expected losses in the applicable covered loan portfolios, the allowance for covered loans is increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on loss sharing indemnification.

The Company maintained its allowance for loan losses for the quarter ended March 31, 2013 in response to continued weak economic conditions, net charge-offs, financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. The following table details the allowance for loan losses on loans not covered by loss sharing by portfolio segment as of the quarters ended March 31, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

The following tables are a summary of transactions in the allowance for loan losses on loans not covered by loss sharing by portfolio segment:

	Three Months Ended March 31, 2013
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of period	$978,608	$5,690,448	$360,435	$479,230	$146,404	$727,230	$8,382,355
Charge-offs	(52,268)	(144,522)	(6,733)	-	(13,856)	-	(217,379)
Recoveries	51,178	6,874	15,874	6,875	7	-	80,808
Provision	(18,656)	(39,876)	207,400	(53,612)	15,372	189,372	300,000
Balance at end of period	$958,862	$5,512,924	$576,976	$432,493	$147,927	$916,602	$8,545,784

	Six Months Ended March 31, 2013
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of period	$879,854	$5,480,132	$711,594	$287,129	$79,627	$751,559	$8,189,895
Charge-offs	(98,538)	(268,888)	(6,733)	-	(21,335)	-	(395,494)
Recoveries	58,784	64,730	20,208	6,875	786	-	151,383
Provision	118,762	236,950	(148,093)	138,489	88,849	165,043	600,000
Balance at end of period	$958,862	$5,512,924	$576,976	$432,493	$147,927	$916,602	$8,545,784

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-		$-

Loans:
Ending balance	$102,975,158	$234,479,531	$14,057,063	$45,107,540	$17,584,966		$414,204,258

Ending balance: individually evaluated for impairment	$2,270,897	$11,774,029	$2,601,927	$-	$-		$16,646,853

	Three Months Ended March 31, 2012
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of period	$579,755	$6,359,275	$573,046	$589,409	$63,399	$654,992	$8,819,876
Charge-offs	(397,259)	49,244	(247,521)	-	(129)	-	(595,665)
Recoveries	-	-	301	-	811	-	1,112
Provision	398,703	(483,469)	118,937	(86,875)	23,222	329,482	300,000
Balance at end of period	$581,199	$5,925,050	$444,763	$502,534	$87,303	$984,474	$8,525,323

	Six Months Ended March 31, 2012
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of period	$633,364	$5,972,310	$821,830	$1,065,512	$48,276	$828,545	$9,369,837
Charge-offs	(558,817)	(1,737,353)	(329,092)	-	(61,720)	-	(2,686,982)
Recoveries	3,914	359	34,982	-	3,213	-	42,468
Provision	502,736	1,689,734	(82,952)	(562,979)	97,383	156,078	1,800,000
Loans:	$581,197	$5,925,050	$444,768	$502,533	$87,152	$984,623	$8,525,323

Ending balance: individually evaluated for impairment	$-	$417,834	$-	$-	$-		$417,834

Loans:
Ending balance	$104,442,704	$263,281,942	$16,266,145	$41,653,834	$19,444,607		$445,089,232

Ending balance: individually evaluated for impairment	$3,197,748	$6,853,623	$2,910,705	$-	$-		$12,962,076

The following tables detail the non-accretable discount and allowance for loan losses on loans covered by loss sharing by portfolio segment:

	Three Months Ended March 31, 2013
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total

Non-accretable differences: (1)
Balance at beginning of period	$1,521,010	$16,106,081	$6,475,348	$3,484	$1,285,804	$25,391,727
Charge-offs	(84,064)	(1,393,360)	(444,509)	(3,484)	(17,527)	(1,942,944)
Recoveries	5,716	241,325	5,422	-	3,685	256,148
Reduction in previous loss estimates credited to FDIC receivable	-	-	(2,500,000)	-	(1,880)	(2,501,880)
Provision (credit) for loan losses charged to FDIC receivable	94,050	27,882	(266,000)	-	95,001	(49,067)
(Credit) provision for loan losses charged to operations	(51,586)	(132,482)	148,448	-	(6,647)	(42,267)
Transfer to accretable discount	-	-	(400,000)	-	(470)	(400,470)
Balance at end of period	$1,485,126	$14,849,446	$3,018,709	$-	$1,357,966	$20,711,247

	Six Months Ended March 31, 2013
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total

Non-accretable differences: (1)
Balance at beginning of period	$2,010,709	$17,485,206	$8,342,754	$538,355	$1,345,963	$29,722,987
Charge-offs	(626,007)	(3,306,727)	(3,219,692)	(108,483)	(123,025)	(7,383,934)
Recoveries	8,368	448,628	10,051	1,000	4,239	472,286
Reduction in previous loss estimates credited to FDIC receivable	-	-	(2,500,000)	(345,126)	(1,880)	(2,847,006)
Provision (credit) for loan losses charged to FDIC receivable	127,300	327,132	589,000	-	137,751	1,181,182
(Credit) provision for loan losses charged to operations	(35,244)	(104,793)	196,596	536	(4,612)	52,483
Transfer to accretable discount	-	-	(400,000)	(86,282)	(470)	(486,752)
Balance at end of period	$1,485,126	$14,849,446	$3,018,709	$-	$1,357,966	$20,711,247

Covered loans:
Ending contractual balance	$12,083,935	$134,376,958	$9,472,023	$-	$4,850,181	$160,783,097

(1)	Amounts include the allowance for covered loan losses.

	Three Months Ended March 31, 2012
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total

Non-accretable differences: (1)
Balance at beginning of period	$3,033,327	$56,975,138	$7,569,168	$1,512,098	$553,341	$69,643,072
Charge-offs	(635,584)	(23,936,147)	(2,114,750)	(709,856)	(214,982)	(27,611,319)
Recoveries	900	54,213	74,082	-	226	129,421
Provision for loan losses charged to FDIC receivable	124,140	1,144,549	710,807	4,214	1,097,136	3,080,846
Provision for loan losses charged to operations	13,113	173,121	44,165	651	58,950	290,000
Balance at end of period	$2,535,896	$34,410,874	$6,283,472	$807,107	$1,494,671	$45,532,020

	Six Months Ended March 31, 2012
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total

Non-accretable differences: (1)
Balance at beginning of period	$3,429,923	$61,165,928	$7,706,431	$2,970,506	$764,924	$76,037,712
Charge-offs	(1,070,634)	(30,918,980)	(2,755,928)	(2,168,264)	(231,883)	(37,145,689)
Recoveries	2,540	160,438	104,361	-	1,813	269,152
Provision for loan losses charged to FDIC receivable	153,591	3,293,203	1,089,716	4,214	940,121	5,480,845
Provision for loan losses charged to operations	20,476	710,285	138,892	651	19,696	890,000
Balance at end of period	$2,535,896	$34,410,874	$6,283,472	$807,107	$1,494,671	$45,532,020

Covered loans:
Ending contractual balance	$16,683,228	$202,499,744	$34,510,895	$5,890,468	$7,114,620	$266,698,955

(1)	Amounts include the allowance for covered loan losses.

 For the six month period ended March 31, 2013 and 2012 the following tables present a breakdown of the types of concessions determined to be troubled debt restructurings (“TDRs”) during the period by loan class:

	Accruing Loans			Nonaccrual Loans
	Six Months Ended March 31, 2013			Six Months Ended March 31, 2013
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification
Commercial Real Estate	-	$-	$-	1	$80,462	$41,080
Total	-	$-	$-	1	$80,462	$41,080

Grand Total	-	$-	$-	1	$80,462	$41,080

	Accruing Loans			Nonaccrual Loans
	Six Months Ended March 31, 2012			Six Months Ended March 31, 2012
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
Commercial Real Estate	8	$4,576,588	$4,511,749	-	$-	$-
Commercial	1	2,710,914	2,689,076	-	-	-
Total	9	$7,287,502	$7,200,825	-	$-	$-

Grand Total	9	$7,287,502	$7,200,825	-	$-	$-

Loans are classified as restructured by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. The concessions granted on TDRs generally include terms to reduce the interest rate or extend the term of the debt obligation.

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the loan is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower's financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

As of March 31, 2013 and 2012, loans with a balance of $268,115 and $42,000, respectively, defaulted within twelve months after their restructure.

Note 6: Derivative Instruments and Hedging Activities

The Bank has entered into interest rate swap contracts in connection with its hedging of specific loans. As of March 31, 2013, the Bank has entered into interest rate swaps totaling approximately $4.5 million using a receive-variable swap to mitigate the exposure to changes in the fair value attributable to the benchmark interest rate (fixed rate) and the hedged items (loans receivable) from the effective date of the hedged instruments. As structured, the pay-fixed, receive-variable swap is evaluated as a fair value hedge and is considered highly effective. As a highly effective fair value designated hedge, the underlying hedged instrument is recorded on the balance sheet at fair value of $4.4 million with the periodic changes of the fair value reported in the consolidated statements of income.

For the three and six months ended March 31, 2013, the interest rate swaps designated as a fair value hedge resulted in a reduction to interest income of $15,384 and $28,644 respectively, on the related loans receivable. The fair value of the swaps at March 31, 2013 was recorded on the consolidated statements of financial condition as a receivable of $21,066.

The fixed rate loans being hedged with an interest rate swap are structured to include a prepayment make-whole clause. The prepayment make-whole fee represents a reasonable estimate of the economic loss (if any) from the early prepayment, in part or in whole, of the loan.

Note 7: Income Per Share

Basic net income per share is computed on the weighted average number of shares outstanding. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options, determined using the treasury stock method.

Share amounts held by the public on March 31, 2013 and 2012, respectively, have been restated to reflect the completion of the second-step conversion on April 8, 2013 using a conversion ratio of 1.2471.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net income	$1,384,409	$1,260,672	$3,718,696	$1,749,055
Denominator:
Weighted average common shares outstanding	19,374,112	19,498,676	19,374,829	19,580,892
Common stock equivalents	41,067	40,011	41,067	40,011
Diluted shares	19,415,179	19,538,687	19,415,896	19,620,903
Net income per share:
Basic	$0.07	$0.06	$0.19	$0.09
Diluted	$0.07	$0.06	$0.19	$0.09

For the periods ended March 31, 2013 and 2012 there were 11,272 and 0, respectively, of dilutive stock options. For the periods ended March 31, 2013 and 2012 there were 29,794 and 40,011 shares, respectively, of non-vested restricted stock which were also dilutive. The Company excluded from the calculations of diluted earnings per share for the three and six month periods ended March 31, 2013 and 2012, 417,810 and 706,202 shares, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share during those periods.

Basic earnings per share for the three and six month periods ended March 31, 2013 and 2012 were computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three and six month periods ended March 31, 2013 and 2012 were computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company’s equity compensation plans.

Note 8: Real Estate Owned

The following is a summary of transactions in real estate owned:

Non-covered real estate owned:
	Six Months Ended	Year Ended
	March 31, 2013	September 30, 2012

Balance, beginning of period	$2,106,757	$4,093,214
Real estate acquired through foreclosure of loans receivable	518,021	2,577,269
Real estate sold	(1,055,714)	(3,453,111)
Write down of real estate owned	(446,942)	(612,541)
Gain (loss) on sale of real estate owned	118,436	(24,074)
Real estate transferred to premises and equipment	-	(474,000)
Balance, end of period	$1,240,558	$2,106,757

Covered real estate owned:
	Six Months Ended	Year Ended
	March 31, 2013	September 30, 2012

Balance, beginning of period	$21,903,204	$24,671,626
Real estate acquired through foreclosure of loans receivable	10,584,811	22,602,951
Real estate sold	(9,807,556)	(16,911,373)
Gain on real estate sold recognized in noninterest expense	181,315	-
Gain on real estate sold payable to (receivable from ) the FDIC	1,748,583	-
Provision for losses on real estate owned recognized in noninterest expense	(1,016,804)	(685,500)
Increase of FDIC receivable for loss sharing agreements	(6,581,545)	(7,774,500)
Balance, end of period	$17,012,008	$21,903,204

 Note 9: Employee Benefits

The Company has a stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest over periods up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10 year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 882,876 shares for the plan of which 68,155 have been issued or retired upon the exercise of the option granted under the plan, 693,418 are granted and outstanding with the remaining 121,303 shares available to be granted at March 31, 2013. All share and share amounts related to employee benefits have been restated to reflect the completion of the second-step conversion on April 8, 2013 at a conversion ratio of 1.2471.

No shares were granted during the quarter ended March 31, 2013.

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)

Options outstanding - September 30, 2012	697,160	$8.45	7
Option exercised	-	-	-
Options forfeited	3,742	-	-
Options granted	-	-	-
Options outstanding - March 31, 2013	693,418	$8.45	7

Options exercisable - March 31, 2013	-	$-	-

The stock price at March 31, 2013 was less than or equal to the exercise prices of options outstanding and exercisable and therefore had no intrinsic value except for 275,609 shares issued in 2010 and 2011 with an intrinsic value of $92,702.

Stock option expense was $50,801 and $47,103 for the six months ended March 31, 2013 and 2012, respectively.  The following table summarizes information about the options outstanding at March 31, 2013:

Number of shares outstanding at March 31, 2013	Weighted average remaining contractual life in years	Exercise price per share

417,810	6	$8.82
187,065	7	$8.18
67,343	8	$7.22
16,212	9	$7.34
4,988	9	$7.79
693,418

The Company has a recognition and retention plan which has been authorized to grant up to 353,150 shares of restricted stock to key employees and directors. The Company has established a grantor trust to purchase these common shares of the Company in the open market or in private transactions. The grantor trust has not purchased previously authorized but unissued shares from the Company. As of March 31, 2013, 71,434 shares remain in the trust and are disclosed as treasury stock in the consolidated statements of financial condition. Of these shares, 41,639 shares that were available for grants will be cancelled as part of the Company’s second-step conversion with 29,794 shares remaining in the trust that had been granted.

	Shares	Weighted average grant date fair value per award

Unvested restricted stock awards-September 30, 2012	29,794	$12.45
Granted	-	-
Vested	-	-
Cancelled or expired	-	-
Unvested restricted stock awards-March 31, 2013	29,794	$12.45

All grants prior to October 1, 2005 vest at the earlier of the scheduled vesting or death, disability, or qualified retirement which is generally age 65 or age 55 with 10 years of service. All grants prior to October 1, 2005 are expensed to the scheduled vesting date. Grants between October 1, 2005 and January 1, 2009 will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement which is generally age 65 or age 55 with ten years of service. Grants subsequent to January 1, 2009 will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement at age 65.

Note 10: Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At March 31, 2013, commitments to extend credit and standby letters of credit totaled $60.3 million. The Company does not anticipate any material losses as a result of these transactions.

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management, none of these matters should have a material adverse effect on the Company’s financial position or results of operation.

Note 11: Fair Value of Financial Instruments and Fair Value Measurement

Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.  The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the three months ended March 31, 2013, there were no transfers between levels.

At March 31, 2013, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S government sponsored entities, mortgage-backed securities, and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  These are inputs used by a third-party pricing service used by the Company. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.

All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. These securities are priced via independent service providers. In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values.

The Company also holds assets available for sale reported at fair value consisting of a former branch and a parcel of land adjacent to a current branch and are included in other assets. The fair value of these assets is determined using current appraisals adjusted at management’s discretion to reflect any decline in the fair value of the properties since the time the appraisal was performed. Appraisal values are reviewed and monitored internally and fair value is reassessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. All of the Company’s assets held for sale fall into level 3 of the fair value hierarchy.

The Company uses interest-rate swaps to provide long-term fixed rate funding to its customers. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract. Therefore, these derivative contracts are classified as Level 2. The Company utilizes an independent third party valuation company to validate the dealer prices. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are considered as Level 3 inputs. The Company also utilizes this approach to estimate its own credit risk on derivative liability positions. To date, the Company has not realized any losses due to a counterparty's inability to pay any net uncollateralized position.

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	March 31, 2013
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)

Assets:
Investment securities available for sale:
Tax free municipals	$14,165,926	$-	$14,165,926	$-
U.S. government sponsored entities	10,153,457	-	10,153,457	-
Mortgage–backed securities:
FNMA certificates	110,689,032	-	110,689,032	-
GNMA certificates	4,206,479	-	4,206,479	-
FHLMC certificates	38,977,204	-	38,977,204	-
Collateralized mortgage obligations:
FNMA	5,121,908	-	5,121,908	-
GNMA	159,900	-	159,900	-
FHLMC	486,562	-	486,562	-
Private-label mortgage securities:
Investment grade	2,040,102	-	2,040,102	-
Split rating (1)	1,476,934	-	1,476,934	-
Non investment grade	9,892,337	-	9,892,337	-
Total investment securities available for sale	197,369,841	-	197,369,841	-
Derivative instruments-swap asset	21,066	-	21,066	-
Assets held for sale	1,654,280	-	-	1,654,280
Total recurring assets at fair value	$199,045,187	$-	$197,390,907	$1,654,280

(1)	Bonds with split ratings represent securities with separate investment and non-investment grades.

	September 30, 2012
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)

Assets:
Investment securities available for sale:
Tax free municipals	$11,578,501	$-	$11,578,501	$-
U.S. government sponsored entities	16,627,055	-	16,627,055	-
Mortgage–backed securities:	-		-
FNMA certificates	86,584,802	-	86,584,802	-
GNMA certificates	4,945,412	-	4,945,412	-
FHLMC certificates	46,244,446	-	46,244,446	-
Collateralized mortgage obligations:	-		-
FNMA	8,027,156	-	8,027,156	-
GNMA	503,311	-	503,311	-
FHLMC	580,089	-	580,089	-
Private-label mortgage securities:	-		-
Investment grade	2,356,744	-	2,356,744	-
Split rating (1)	6,246,303	-	6,246,303	-
Non investment grade	5,685,514	-	5,685,514	-
Total investment securities available for sale	189,379,333	-	189,379,333	-

Assets held for sale	1,054,280	-	-	1,054,280

Total recurring assets at fair value	$190,433,613	$-	$189,379,333	$1,054,280

Liabilities:
Derivative instruments–swap liability	$12,443	$-	$12,443	$-
Total recurring liabilities at fair value	$12,443	$-	$12,443	$-

(1)	Bonds with split ratings represent securities with separate investment and non-investment grades.

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis is as follows:

	Six Months Ended	Year Ended
	March 31, 2013	September 30, 2012
Fair value, beginning balance	$1,054,280	$1,064,338
Purchases	-	-
Sales	-	(373,107)
Settlements	-	-
Change in unrealized loss recognized in other comprehensive income	-	-
Valuation loss recognized in noninterest expense	(468,000)	(442,000)
Total realized losses included in income	-	(81,231)
Transfers in and/or out of level 3	1,068,000	886,280
Fair value, ending balance	$1,654,280	$1,054,280

During the six months ended March 31, 2013, the Company transferred a real estate property to be used as a branch location at a cost basis of $1,068,000 into assets held for sale. As a result of the transfer, a valuation loss of $468,000 was recognized in noninterest expense.

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

	Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)

March 31, 2013
Impaired loans:
Not covered under loss share	$1,511,960	$-	$-	$1,511,960
Other real estate owned:
Not covered under loss share	1,240,558	-	-	1,240,558
Covered under loss share	17,012,008	-	-	17,012,008
September 30, 2012
Impaired loans:
Not covered under loss share	2,925,972	-	-	2,925,972
Other real estate owned:
Not covered under loss share	2,106,757	-	-	2,106,757
Covered under loss share	21,903,204	-	-	21,903,204

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect write-downs that are based on the market price or current appraised value of the collateral, adjusted to reflect local market conditions or other economic factors. After evaluating the underlying collateral, the fair value of the impaired loans is determined by allocating specific reserves from the allowance for loan and lease losses to the loans. Thus, the fair value reflects the loan balance less the specifically allocated reserve.  Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral. Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations. Each appraisal is updated on an annual basis, either through a new appraisal or through the Company’s comprehensive internal review process. Appraised values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. The fair value of impaired loans that are not collateral dependent is measured using a discounted cash flow analysis considered to be a Level 3 input.

Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. A provision is charged to earnings for subsequent losses on other real estate owned when market conditions indicate such losses have occurred. The ability of the Company to recover the carrying value of other real estate owned is based upon future sales of the real estate. The ability to affect such sales is subject to market conditions and other factors beyond our control, and future declines in the value of the real estate would result in a charge to earnings. The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred.  OREO represents real property taken by the Company either through foreclosure or through a deed in lieu thereof from the borrower. The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed.  It has been the Company’s experience that appraisals quickly become outdated due to the volatile real-estate environment. Appraised values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value.  Therefore, the inputs used to determine the fair value of OREO and repossessed assets fall within Level 3. The Company may include within OREO other repossessed assets received as partial satisfaction of a loan. These assets are not material and do not typically have readily determinable market values and are considered Level 3 inputs.

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at March 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	General Range (Discount)			Weighted Average Discount

Impaired Loans	$1,511,960	Property appraisals	Management discount for property type and recent market volatility	1%	-	28%	21%
REO	$18,252,566	Property appraisals	Management discount for property type and recent market volatility	30%	-	52%	43%

Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of March 31, 2013 and September 30, 2012.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS - The carrying amount approximates fair value because of the short maturity of these instruments.

INVESTMENTS AVAILABLE FOR SALE AND FHLB STOCK - The fair value of investments and mortgage–backed securities and collateralized mortgage obligations available for sale is estimated based on bid quotations received from securities dealers. The FHLB stock is considered a restricted stock and is carried at cost which approximates its fair value.

LOANS RECEIVABLE - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit risk inherent in the loan. The estimate of maturity is based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of the current economic and lending conditions.

Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.  The estimated fair value at March 31, 2013 and September 30, 2012 has been affected by an estimate of liquidity risk of 5.5%.

LOANS HELD FOR SALE - Loans held for sale are carried at the lower of cost or market value. The fair values of loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics

CASH SURRENDER VALUE OF LIFE INSURANCE - The Company’s cash surrender value of bank owned life insurance approximates its fair value.

FDIC RECEIVABLE FOR LOSS SHARING AGREEMENTS – Fair value is estimated based on discounted future cash flows using current discount rates for instruments with similar risk and cash flow volatility.

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest–bearing demand deposits, savings, NOW accounts, and money market and checking accounts, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

BORROWINGS - The fair value of the Company’s Federal Home Loan Bank advances is estimated based on the discounted value of contractual cash flows. The fair value of securities sold under agreements to repurchase approximates the carrying amount because of the short maturity of these borrowings. The discount rate is estimated using rates quoted for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - The Company uses interest-rate swaps to provide long-term fixed rate funding to its customers. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract. Therefore, these derivative contracts are classified as Level 2. The Company utilizes an independent third party valuation company to validate the dealer prices. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as Level 3.

ACCRUED INTEREST AND DIVIDENDS RECEIVABLE AND PAYABLE - The carrying amount of accrued interest and dividends receivable on loans and investments and payable on borrowings and deposits approximate their fair values.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at March 31, 2013 and at September 30, 2012, the fair value of these commitments is not presented.

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of March 31, 2013 and September 30, 2012 is summarized below:

	March 31, 2013
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$241,997,210	$241,997,210	$241,997,210	$-	$-
Investments available for sale	197,369,841	197,369,841	-	197,369,841	-
FHLB Stock	4,390,300	4,390,300	-	4,390,300	-
Loans receivable, net	552,534,370	530,554,819	-	-	530,554,819
Loans held for sale	2,445,733	2,490,778	-	2,490,778	-
Cash surrender value of life insurance	34,314,859	34,314,859	-	34,314,859	-
FDIC receivable for loss sharing arrangements	45,875,194	45,882,040	-	-	45,882,040
Derivative instruments	21,066	21,066	-	21,066	-
Assets held for sale	1,654,280	1,654,280	-	-	1,654,280
Accrued interest and dividends receivable	3,152,586	3,152,586	-	667,792	2,484,794
Financial liabilities:
Deposits	$918,988,604	$885,678,181	$-	$885,678,181	$-
FHLB advances and other borrowings	70,000,000	78,210,158	-	78,210,158	-
Accrued interest payable	251,568	251,568	-	251,568	-

	September 30, 2012
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$108,828,220	$108,828,220	$108,828,220	$-	$-
Investments available for sale	189,379,333	189,379,333	-	189,379,333	-
FHLB Stock	5,318,200	5,318,200	-	5,318,200	-
Loans receivable, net	593,903,715	561,448,457	-	-	561,448,457
Loans held for sale	2,691,508	2,741,672	-	2,741,672	-
Cash surrender value of life insurance	33,831,920	33,831,920	-	33,831,920	-
FDIC receivable for loss sharing arrangements	-	35,492,184	-	-	35,492,184
Assets held for sale	1,054,280	1,054,280	-	-	1,054,280
Accrued interest and dividends receivable	3,241,320	3,241,320	-	721,048	2,520,272
Financial liabilities:
Deposits	$800,261,546	$805,422,429	$-	$805,422,429	$-
FHLB advances and other borrowings	81,000,000	90,732,925	-	90,732,925	-
Derivative instruments	12,443	12,443	-	12,443	-
Accrued interest payable	320,980	320,980	-	320,980	-

Note 12: Subsequent Events

On April 8, 2013, Charter Financial Corporation, a Maryland corporation (“Charter Financial”), completed its second-step conversion, and the related public offering, from a mutual holding company to a stock holding company form of organization. The conversion and offering was approved by First Charter, MHC’s members and the Company’s shareholders at meetings on April 2, 2013.

A total of 14,289,429 shares of common stock were sold in the subscription and community offerings at a price of $10.00 per share for gross offering proceeds of $142.9 million. Estimated costs of $5.6 million related to the conversion and public offering create net proceeds of approximately $137.1 million. As part of the conversion, each existing share of the Company’s common stock held by public shareholders was converted into the right to receive 1.2471 shares of Charter Financial common stock. The exchange ratio ensured that, after the conversion and offering, the public shareholders of the Company maintained approximately the same ownership interest in Charter Financial as they owned previously, exclusive of any new shares purchased or cash issued in lieu of fractional shares. As a result of the offering and the exchange of shares, Charter Financial has approximately 22,752,214 shares outstanding. As of April 8, 2013, the Company and First Charter, MHC ceased to exist.

Charter Financial’s common stock began trading on the Nasdaq Capital Market on April 9, 2013, under the trading symbol “CHFN”.

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended March 31, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities; our incurring higher than expected loan charge-offs with respect to assets acquired in FDIC-assisted acquisitions; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and changes in our organization, compensation and benefit plans. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 under Part I Item 1A.- “Risk Factors,” and in the Company’s other filings with the Securities and Exchange Commission.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities, collateralized mortgage obligations and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances and other borrowings.

Our principal business consists of attracting deposits from the general public and investing those funds primarily in loans.  We make commercial real estate loans, loans secured by first mortgages on owner-occupied, one- to four-family residences, consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, construction loans secured by one- to four-family residences, commercial business loans and multi-family real estate loans. While our primary business is the origination of loans funded through retail deposits, we also purchase whole loans and invest in certain investment securities and mortgage-backed securities, and use FHLB advances, repurchase agreements and other borrowings as additional funding sources.

The Company is significantly affected by prevailing economic conditions, including federal monetary and fiscal policies and federal regulation of financial institutions. Deposit balances are influenced by a number of factors, including interest rates paid on competing personal investment products, the level of personal income, and the personal rate of savings within our market areas. Lending activities are influenced by the demand for housing and other loans, changing loan underwriting guidelines, as well as interest rate pricing competition from other lending institutions. The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.

On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies. Generally, deposit pricing is based upon a survey of competitors in the Bank’s market areas, and the need to attract funding and retain maturing deposits. The majority of our loans are adjustable rate products that have a fixed rate for three months to five years with annual adjustments thereafter.

During the first six months of fiscal year 2013, the national economy continued to show signs of recovery, as evidenced by increases in consumer spending and the stabilization of the labor market, the housing sector, and financial markets. However, unemployment levels remained elevated and unemployment periods prolonged, housing prices remained depressed and demand for housing was weak, due to distressed sales and tightened lending standards. The local economy continues to experience many of these same negative trends and seems to be lagging the national economy in exhibiting many of the recovery signs mentioned above. In an effort to support mortgage lending and housing market recovery, and to help improve credit conditions overall, the Federal Open Market Committee of the Federal Reserve has maintained the overnight lending rate between zero and 25 basis points since December 2008.

Net income was $3.7 million for the six months ended March 31, 2013 compared to $1.7 million for the six months ended March 31, 2012, an increase of $2.0 million over the prior period. Net income was $1.4 million for the three months ended March 31, 2013 compared to $1.3 million for the three months ended March 31, 2012.

On April 8, 2013, Charter Financial Corporation, a Maryland corporation, completed its conversion from the mutual holding company to the stock holding company form of organization. As of the same date, the Company and First Charter, MHC ceased to exist. A total of 14,289,429 shares of common stock were sold in the subscription and community offerings at a price of $10.00 per share. As part of the conversion, each existing share of the Company’s common stock held by public shareholders was converted into the right to receive 1.2471 shares of Charter Financial common stock. The exchange ratio ensured that, after the conversion and offering, the public shareholders of the Company maintained approximately the same ownership interest in Charter Financial as they owned previously, exclusive of any new shares purchased or cash issued in lieu of fractional shares.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, the Company considers its critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, real estate owned, goodwill and other intangible assets, deferred income taxes, receivable from FDIC under loss sharing agreements, and estimation of fair value. There have been no material changes in our critical accounting policies during the six months ended March 31, 2013.

Comparison of Financial Condition at March 31, 2013 and September 30, 2012

Assets. Total assets increased by $103.2 million, or 10.0%, to $1.14 billion at March 31, 2013. Cash and cash equivalents increased by $133.2 million, FDIC loss share receivable increased by $10.7 million and securities available for sale increased by $8.0 million. These increases were partially offset by a decline of $41.4 million in net loans receivable.

 Cash and cash equivalents. Cash and cash equivalents increased to $242.0 million at March 31, 2013, up from $108.8 million at September 30, 2012. This increase was primarily due to an increase in cash from the second-step stock orders received in March, pending closing of the conversion on April 8, 2013.

Loans.  At March 31, 2013, total loans were $552.5 million, or 48.7% of total assets. As indicated by the table below, during the six months ended March 31, 2013, our loan portfolio decreased by $41.4 million, or 7.0%. Total loans not covered by loss share agreements, decreased $6.5 million or 1.5%, to $421.2 million at March 31, 2013 from $427.7 million at September 30, 2012, due primarily to a decrease of $5.1 million in commercial real estate loans. Loans covered by loss share agreements, net, decreased $34.8 million, or 21.0%, to $131.4 million at March 31, 2013 from $166.2 million at September 30, 2012, as we continue to progress through the resolution process on loss share assets.

Non-covered and Covered Loans, net

	Non-covered (1)	Covered	Total
	(dollars in thousands)
Loan Balances:
March 31, 2013	$421,175	$131,359	$552,534
December 31, 2012	426,370	149,268	575,638
September 30, 2012	427,676	166,228	593,904
June 30, 2012	430,292	186,545	616,837
March 31, 2012	435,424	203,626	639,050
December 31, 2011	432,108	218,623	650,731
September 30, 2011	419,979	235,050	655,028
June 30, 2011	434,309	120,140	554,449
March 31, 2011	435,276	124,583	559,859

(1)	Non-covered loans are shown net of deferred loan fees and allowance for loan losses.

FDIC Receivable for Loss Share Agreements. As of March 31, 2013, 23.8% of our outstanding principal balance of loans and 93.2% of our other real estate owned assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for 80% or 95%, depending on the contract of all losses incurred in connection with those assets. We estimated the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and other real estate owned assets, and we recorded the estimate as a receivable from the FDIC. The FDIC receivable for loss share agreements was $45.9 million as of March 31, 2013 and $35.1 million as of September 30, 2012. The increase in the amount of FDIC receivable was largely attributable to cash proceeds we paid to the FDIC during the first six months of the current fiscal year related to a modified interpretation of the timing of reimbursable losses at September 30, 2012. The balance of the FDIC receivable was also reduced or increased as a result of changes in estimated cash flows to be received from the FDIC from transactions in the covered assets. When these transactions are recorded, we also record an offsetting amount in our consolidated statements of income.

Investment Securities Portfolio. At March 31, 2013, our investment securities portfolio totaled $197.4 million, compared to $189.4 million at September 30, 2012. The increase was due to $56.5 million in securities purchased, partially offset by $14.0 million in sales, $5.0 million in securities that were called and $28.7 million in principal paydowns and maturities.

During the first six months of fiscal 2013, we had no additional other-than-temporary impairment charges on non-agency collateralized mortgage backed securities. Through March 31, 2013, we had cumulatively recorded $380,000 of other-than-temporary impairment charges with respect to one private label security. No other non-agency collateralized mortgage backed securities in our investment portfolio were other- than- temporarily impaired at March 31, 2013.

Bank Owned Life Insurance.  The total cash surrender values of bank owned life insurance policies at March 31, 2013 and September 30, 2012 were $34.3 million and $33.8 million, respectively.

Deposits.  Total deposits increased $118.7 million, or 14.8%, to $919.0 million at March 31, 2013 from $800.3 million at September 30, 2012. The increase was caused primarily by a $155.7 million increase in transaction accounts of which $138.6 million were funds received and held for the purchase of Charter Financial common stock and a $2.4 million increase in money market accounts. The increase was partially offset by a $38.1 million decline in certificates of deposit and a $1.3 million decline in savings accounts. We reduced the rates paid on certificates of deposit to better match the level of our interest-bearing liabilities with loans. At March 31, 2013, deposits were $919.0 million, of which $767.2 million were retail deposits and the remaining $138.6 million were for stock orders related to the second-step conversion. In addition, $13.2 million were brokered and other wholesale deposits. Funds on deposit from internet services and brokered deposits are considered as wholesale deposits. The following table shows deposit fees earned and deposit balances by category for the quarter end periods indicated:

		Deposit Balances
	Deposit Fees	Transaction Accounts (1)	Savings	Money Market	Total Core Deposits (1)	Retail Certificates of Deposit	Wholesale Certificates of Deposit	Total Deposits (1)
	(dollars in thousands)

March 31, 2013	$1,878	$293,143	$49,890	$131,523	$474,556	$292,650	$13,215	$780,421
December 31, 2012	1,950	284,509	48,685	130,151	463,345	312,026	30,747	806,118
September 30, 2012	1,950	275,998	51,192	129,103	456,293	323,105	20,864	800,262
June 30, 2012	1,713	281,358	52,703	133,807	467,868	332,707	20,958	821,533
March 31, 2012	1,620	285,858	55,980	128,996	470,834	353,723	20,951	849,508
December 31, 2011	1,724	266,515	54,055	130,122	450,692	385,926	22,887	859,505
September 30, 2011	1,601	268,515	56,857	121,804	447,176	436,213	27,705	911,094
June 30, 2011	1,448	211,513	19,438	88,409	319,360	344,474	31,984	695,818
March 31, 2011	1,360	214,810	19,329	87,005	321,144	372,160	41,987	735,291

(1)	March 31, 2013 core deposits are reduced by $138,567 of deposits held by the Bank for stock proceeds from the second-step conversion which closed April 8, 2013.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of Atlanta. At March 31, 2013, borrowings totaled $70.0 million, a decrease of $11.0 million from September 30, 2012. The decrease was due to the payoff of a short-term daily rate Federal Home Loan Bank advance in October 2012 and a maturing $10.0 million 3.42% fixed rate advance in March 2013.

Based upon available investment and loan collateral, additional advances of $133.2 million were available from the Federal Home Loan Bank of Atlanta at March 31, 2013.

At March 31, 2013, approximately $55.5 million of a line of credit was available to us at the Federal Reserve Bank of Atlanta based on loan collateral pledged. The line of credit at the Federal Reserve Bank of Atlanta was not used other than periodic tests to ensure the line was functional.

Stockholders’ Equity. At March 31, 2013, total stockholders’ equity totaled $144.7 million, or $8.12 per share, a $2.2 million increase from September 30, 2012. The increase was primarily due to net income of $3.7 million for the six months ended March 31, 2013 but was partially offset by $1.2 million due to the repurchase of shares and deferred conversion expenses and a $683,000 increase in unrealized losses on available for sale securities.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and March 31, 2012

General. Net income increased $124,000, or 9.82%, to $1.4 million for the quarter ended March 31, 2013 from $1.3 million for the quarter ended March 31, 2012. Net interest income declined $687,000, or 7.0%, to $9.1 million for the quarter ended March 31, 2013 from $9.8 million for the quarter ended March 31, 2012 as a result of lower yields and average balances of interest earning assets. For the quarter ended March 31, 2013, our net interest margin decreased to 4.14% from 4.35% for the quarter ended March 31, 2012 due to lower interest rates related to interest-earning assets. The non-covered provision for loan losses was $300,000 for both quarters ended March 31, 2013 and March 31, 2012. Covered provision for loan losses was a recapture of $42,000 in the quarter ended March 31, 2013 compared to a provision of $290,000 for the quarter ended March 31, 2012. Noninterest income increased $418,000, or 16.4%, to $3.0 million for the quarter ended March 31, 2013 from $2.6 million for the quarter ended March 31, 2012. Noninterest expense decreased by $195,000 to $9.8 million for the quarter ended March 31, 2013 from $10.0 million for the quarter ended March 31, 2012. Noninterest expense was lower as a result of higher noninterest expense incurred in the prior year primarily as a result of the integration of the FNB assisted acquisition.

Interest and Dividend Income. Total interest and dividend income decreased $1.6 million, or 12.9%, to $11.0 million for the quarter ended March 31, 2013 from $12.6 million for the quarter ended March 31, 2012 due primarily to the decrease in interest on loans. Interest on loans decreased $1.5 million, or 12.9%, to $10.1 million for the quarter ended March 31, 2013 as a result of a $79.6 million, or 12.2%, decrease in the average balance of loans receivable to $573.7 million for the quarter ended March 31, 2013. The lower average balance was primarily the result of loan repayments and charge-offs on loans covered by loss share agreements. The average yield on loans declined to 7.08% for the quarter ended March 31, 2013 compared to 7.13% for the quarter ended March 31, 2012. Continued low interest rates and the repayment of higher yielding existing loans, partially offset by a $471,000 increase in accretable discounts on covered loans, contributed to the lower overall loan yield. Our loans acquired through FDIC acquisitions carry higher yields than our legacy loan portfolio. As our percentage of covered loans to total loans declines in future periods, our net interest margin will likely also decline.

Interest on mortgage-backed securities and collateralized mortgage obligations decreased $134,000 to $738,000 for the quarter ended March 31, 2013 from $872,000 for the quarter ended March 31, 2012, as a result of a 40 basis point decrease in average yield to 1.84% partially offset by a $5.0 million, or 3.2%, increase in the average balance of such securities to $160.6 million.

Interest on other investment securities, which consisted of agency and municipal securities decreased $30,000 to $39,000 for the quarter ended March 31, 2013 from $69,000 for the quarter ended March 31, 2012 as investment security average balances declined $5.4 million to $23.1 million while the average yield decreased to 0.68% for the quarter ended March 31, 2013 from 0.97% for the quarter ended March 31, 2012 as interest rates remained low.

Interest on interest earning deposits increased $24,000 to $50,000 for the quarter ended March 31, 2013 from $26,000 for the quarter ended March 31, 2012 as average balances on interest earning deposits increased $63.5 million due to lower loan demand and as a result of our holding short-term investable funds on deposit for our second-step conversion which closed in April 2013.

The following table shows selected yield and rate information for the quarter end periods indicated:

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
Yield on Loans	7.08%	6.87%	6.65%	6.76%	7.13%
Yield on Mortgage Securities	1.84%	1.80%	1.94%	2.20%	2.24%
Yield on Assets	5.00%	5.07%	5.05%	5.36%	5.62%

Cost of Deposits	0.62%	0.68%	0.71%	0.77%	0.89%
Cost of CD's	1.13%	1.20%	1.24%	1.30%	1.44%
Cost of NOW Accounts	0.13%	0.14%	0.15%	0.15%	0.16%
Cost of Rewards Checking	0.37%	0.40%	0.41%	0.62%	0.67%
Cost of Savings	0.05%	0.05%	0.05%	0.05%	0.24%
Cost of MMDA	0.26%	0.29%	0.31%	0.35%	0.37%
Cost of Borrowings	4.10%	4.19%	4.18%	4.13%	4.28%
Cost of Liabilities	0.97%	1.04%	1.06%	1.09%	1.30%

Loan/Deposit Spread	6.46%	6.19%	5.94%	5.99%	6.24%
Mortgage Securities/Borrowings Spread	-2.26%	-2.39%	-2.24%	-1.93%	-2.04%
Asset/Liability Spread	4.03%	4.03%	3.99%	4.27%	4.32%

Interest Expense. Total interest expense decreased $1.0 million, or 33.3%, to $1.9 million for the quarter ended March 31, 2013 compared to $2.9 million for the quarter ended March 31, 2012. Interest expense declined due to a 33 basis point, or 33.3%, decrease in the average cost of interest-bearing liabilities to 0.97% for the quarter ended March 31, 2013 from 1.30% for the quarter ended March 31, 2012, reflecting continued low market interest rates. The average balance of interest-bearing liabilities decreased by $93.9 million, or 10.7%, to $786.6 million for the quarter ended March 31, 2013 compared to $880.5 million for the quarter ended March 31, 2012 as higher costing FHLB advances matured and were repaid and a reduction in higher cost certificates of deposit acquired in FDIC acquisitions.

Interest expense on deposits decreased $624,000 or 36.4%, to $1.1 million for the quarter ended March 31, 2013 compared to $1.7 million for the quarter ended March 31, 2012. The decrease was due primarily to a 27 basis point decrease in average cost of deposits to 0.62% compared to 0.89% for the quarter ended March 31, 2012. The decrease in the average cost of deposits was largely due to lower market interest rates and an increase in the mix of lower costing demand deposits relative to higher costing certificates of deposit. The average cost on savings accounts decreased 19 basis points from 0.24% for the quarter ended March 31, 2012 to 0.05%, for the quarter ended March 31, 2013. The average cost on rewards checking decreased 30 basis points to 0.37% for the quarter ended March 31, 2013 compared to 0.67% for the quarter ended March 31, 2012. Rewards checking is a premium rate demand account based on average balance, electronic transaction activity, and other criteria. Interest expense on certificates of deposit decreased $512,000 to $898,000 for the quarter ended March 31, 2013, from $1.4 million for the quarter ended March 31, 2012, reflecting the $73.4 million, or 18.7%, decrease in the average balance of such deposits and a 31 basis point decrease in average certificate of deposit cost to 1.13%.

Interest expense on Federal Home Loan Bank advances decreased $325,000 to $813,000 for the quarter ended March 31, 2013 compared to $1.1 million for the quarter ended March 31, 2012, due to a decrease of $27.2 million, or 25.6%, in the average balance of advances. The average cost of advances decreased 18 basis points for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012.

Net Interest Income. Net interest income decreased $687,000, or 7.0%, to $9.1 million for the quarter ended March 31, 2013, from $9.8 million for the quarter ended March 31, 2012. The decrease was primarily due to a decrease in interest and dividend income of $1.6 million, partially offset by a decrease in interest expense of $1.0 million. Interest and dividend income decreased due to the decrease in the average balance of loans receivable of $79.7 million partially offset by an increase in the average balance of mortgage-backed securities and collateralized mortgage obligations available for sale of $5.0 million for the quarter ended March 31, 2013. In addition, the average yield on assets deceased 62 basis point during the quarter ended March 31, 2013 as compared to the prior year quarter. The decrease in interest expense was due to a 27 basis point decline in the average cost of total interest bearing deposits to 0.62% for the quarter ended March 31, 2013 from 0.89% for the quarter ended March 31, 2012, and an 18 basis point decrease in the average cost of borrowings to 4.10% for the quarter ended March 31, 2013 from 4.28% for the quarter ended March 31, 2012. In addition, the average balance of interest-bearing liabilities decreased $93.9 million during the quarter ended March 31, 2013 as compared to the same prior year quarter. As the table indicates below, our net interest margin decreased 21 basis points to 4.14% for the March quarter of 2013 from 4.35% for the March quarter of 2012, while our net interest rate spread decreased 29 basis points to 4.03% for the second fiscal quarter of 2013 from 4.32% for the comparable quarter of 2012. Lower average balances on loans outstanding, partially offset by lower rates paid on certificates of deposits and borrowings contributed to reduced net interest margin.

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans
Interest-earning deposits in other financial institutions	$117,121	$50	0.17%	$53,658	$26	0.19%
FHLB common stock and other equity securities	5,190	31	2.39	9,256	31	1.34
Mortgage-backed securities and collateralized mortgage obligations available for sale (3)	160,622	738	1.84	155,602	872	2.24
Other investment securities available for sale (3)	23,075	39	0.68	28,448	69	0.97
Loans receivable (1)(2)(3)	573,694	10,148	7.08	653,340	11,644	7.13
Total interest-earning assets	879,702	11,006	5.00	900,304	12,642	5.62
Total noninterest-earning assets	149,365	-		189,690	-
Total assets	$1,029,067	11,006		$1,089,994	12,642

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$155,463	$51	0.13%	$143,967	$58	0.16%
Rewards checking	52,629	49	0.37	57,611	97	0.67
Savings accounts	49,658	6	0.05	54,898	33	0.24
Money market deposit accounts	130,626	85	0.26	125,204	115	0.37
Certificate of deposit accounts	318,978	898	1.13	392,337	1,410	1.44
Total interest-bearing deposits	707,354	1,089	0.62	774,017	1,713	0.89
Borrowed funds	79,222	813	4.10	106,429	1,138	4.28
Total interest-bearing liabilities	786,576	1,902	0.97	880,446	2,851	1.30
Noninterest-bearing deposits	92,872			63,197
Other noninterest-bearing liabilities	5,003	-		9,139	-
Total noninterest-bearing liabilities	97,875	-		72,336	-
Total liabilities	884,451	1,902		952,782	2,851
Total stockholders' equity	144,616	-		137,212	-
Total liabilities and stockholders' equity	$1,029,067	1,902		$1,089,994	2,851
Net interest income		$9,104			$9,791

Net interest earning assets (5)		$93,126			$19,858
Net interest rate spread (4)			4.03%			4.32%
Net interest margin (6)			4.14%			4.35%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.84%			102.26%

(1)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.
(2)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on non-accrual loans.
(3)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rates (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The combined column represents the net change in volume between the two periods multiplied by the net change in rate between the two periods.  The net column represents the sum of the prior columns.

	For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012 Increase/(Decrease)
	Due to
	(in thousands)
	Volume	Rate	Combined	Net
Interest Income:
Interest-earning deposits in other financial institutions	$31	$(3)	$(4)	$24
FHLB common stock and other equity securities	(14)	25	(11)	-
Mortgage-backed securities and collateralized mortgage obligations available for sale	28	(157)	(5)	(134)
Other investment securities available for sale	(13)	(21)	4	(30)
Loans receivable	(1,420)	(87)	11	(1,496)
Total interest-earnings assets	$(1,388)	$(243)	$(5)	$(1,636)

Interest Expense
NOW accounts	$5	$(58)	$(2)	$(55)
Savings accounts	(3)	(27)	3	(27)
Money market deposit accounts	5	(34)	(1)	(30)
Certificate of deposit accounts	(264)	(305)	57	(512)
Total interest-bearing deposits	(257)	(424)	57	(624)
Borrowed funds	(292)	(46)	13	(325)
Total Interest-bearing Liabilities	$(549)	$(470)	$70	$(949)

Net Change in net interest income	$(839)	$227	$(75)	$(687)

 Provision for Non-Covered Loan Losses. The provisions for loan losses for the quarters ended March 31, 2013 and March 31, 2012 were $300,000 for non-covered loans. Net charge-offs on non-covered loans decreased to $137,000 for the quarter ended March 31, 2013, from $595,000 for the quarter ended March 31, 2012. The allowance for loan losses for non-covered loans was $8.5 million, or 1.98% of total non-covered loans receivable at March 31, 2013 compared to $8.5 million, or 1.92% of total non-covered loans receivable, at March 31, 2012. Our nonperforming loans declined to $3.1 million at March 31, 2013 from $6.9 million at March 31, 2012.

Provision (Credit) for Covered Loan Losses. For the quarter ended March 31, 2013, the provision for covered loan losses was a provision recapture of $42,000 compared to a provision of $290,000 for the quarter ended March 31, 2012 as our estimate of losses on covered loans declined. The provision for covered loans for the quarter ended March 31, 2013 primarily related to a recapture of $9,000 related to certain loans of NCB, a recapture of $58,000 related to certain loans of FNB, and a provision of $25,000 related to certain loans of MCB. If future losses occur due to declines in the market during the five year period covered by loss share agreements, the losses on loans acquired from both NCB and MCB will be reimbursed at 95% and FNB at 80% based on the terms of the FDIC loss sharing agreements. At March 31, 2013 covered loans totaled $131.4 million, with $20.7 million in related non-accretable discounts and allowances.

Noninterest Income.  Noninterest income increased $418,000, or 16.4%, to $3.0 million for the quarter ended March 31, 2013 from $2.6 million for the quarter ended March 31, 2012. Fees on checking accounts increased by $258,000, or 16.0%, due primarily to increases in network exchange fees and slight increases in NSF and other deposit service charges. Gains on loans and servicing released fees increased $224,000 as a result of higher mortgage loan production. As indicated below, discount accretion on FDIC assisted transactions declined 59.1% to $186,000 for the quarter ended March 31, 2013 from $455,000 for the quarter ended March 31, 2012 due to accretion on FDIC covered real estate during the 2013 period. For the quarter ended March 31, 2013 we incurred no additional charges for other-than-temporary impairment of non-agency collateralized mortgage-backed securities compared to $173,000 for the quarter ended March 31, 2012.

	For the Three Months Ended
	(Dollars in Thousands)
	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
Deposit fees	$1,878	$1,950	$1,950	$1,713	$1,620
Gain on the sale of loans	385	350	353	262	161
Brokerage commissions	175	141	70	222	140
Bank owned life insurance	228	255	261	264	260
Gain on sale of investments, net	-	220	307	-	-
Impairment losses on securities recognized in earnings	-	-	-	-	(173)
FDIC receivable accretion	186	148	186	251	455
Loss on sale of other assets held for sale	-	-	68	3	-
Other income	125	147	423	212	96
Total Noninterest Income	$2,977	$3,211	$3,618	$2,927	$2,559

Noninterest Expense. Total noninterest expense decreased $195,000, or 2.0% to $9.8 million for the quarter ended March 31, 2013, compared to $10.0 million for the quarter ended March 31, 2012. The decrease was primarily due to declines in compensation, employee benefits and occupancy expenses of $251,000 and $296,000, respectively, as expenses relating to FDIC acquisitions and the related personnel and branches were lower in the March 31, 2013 quarter as compared to the same prior year period. FDIC deposit insurance expense also declined $495,000 in the March 31, 2013 quarter from the year earlier period due to being over expensed in prior quarters and was trued up in the current quarter to account for the refund of our prepaid premiums from the FDIC we will receive in June 2013.. These reductions were offset in part by a $565,000 increase in other real estate owned expense as provisions were recorded for valuation allowances and a $457,000 increase in other operating expense, primarily resulting from a $468,000 write-down of an asset held for sale.

The following table shows noninterest expense by category for the periods indicated:

	For the Three Months Ended
	(Dollars In Thousands)
	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
Compensation & employee benefits	$4,367	$4,676	$4,757	$5,270	$4,618
Occupancy	1,718	1,761	1,849	1,897	2,014
Legal and professional	493	323	342	341	447
Marketing	323	268	384	527	494
Furniture and equipment	210	202	209	246	259
Postage, office supplies, and printing	277	247	214	280	252
Core deposit intangible amortization expense	121	128	132	142	133
Other	1,198	667	408	1,681	742
Federal insurance premiums and other regulatory fees	(142)	245	252	389	365
Net cost (benefit) of operations of other real estate owned	1,192	(192)	47	731	627
Total Noninterest Expense	$9,757	$8,325	$8,594	$11,504	$9,951

Income Taxes. Income taxes increased to $682,000 for the quarter ended March 31, 2013 from $548,000 for the quarter ended March 31, 2012 due to an increase in our income before provision for income taxes of $258,000. Our effective tax rate was 33.0% in the quarter ended March 31, 2013 and 30.29% in quarter ended March 31, 2012. The increase was related to higher income before income taxes in the current period while income exempt from taxation remained relatively constant.

Comparison of Operating Results for the Six Months Ended March 31, 2013 and March 31, 2012

 General. Net income increased $2.0 million, or 112.6%, to $3.7 million for the six months ended March 31, 2013 from $1.7 million for the six months ended March 31, 2012. Net interest income declined $857,000, or 4.5%, to $18.1 million for the six months ended March 31, 2013 from $19.0 million for the six months ended March 31, 2012 as a result of lower average balance and average yields of interest earning assets. For the six months ended March 31, 2013, our net interest margin remained unchanged at 4.14% from the six months ended March 31, 2012. The non-covered provision for loan losses was $600,000 for the six months ended March 31, 2013 and $1.8 million for the six months ended March 31, 2012. Covered provision for loan losses totaled $52,000 in the six months ended March 31, 2013 compared to a provision of $890,000 for the six months ended March 31, 2012. Noninterest income decreased $189,000, or 3.0%, to $6.2 million for the six months ended March 31, 2013 from $6.4 million for the six months ended March 31, 2012. Noninterest expense decreased $2.1 million to $18.1 million for the six months ended March 31, 2013 from $20.2 million for the six months ended March 31, 2012. Noninterest expense was lower as a result of higher noninterest expense incurred in the prior year period as a result of the integration of the FNB assisted acquisition and also lower net costs of operations of real estate owned in the current period.

Interest and Dividend Income. Total interest and dividend income decreased $3.1 million, or 12.3%, to $22.1 million for the six months ended March 31, 2013 from $25.1 million for the six months ended March 31, 2012 due primarily to the decrease in interest on loans. Interest on loans decreased $2.9 million, or 12.4%, to $20.3 million for the six months ended March 31, 2013 as a result of a $72.9 million, or 11.1%, decrease in the average balance of loans receivable to $583.5 million for the six months ended March 31, 2013. The lower average balance was primarily the result of loan repayments and charge-offs on loans covered by loss share agreements. The average yield on loans declined to 6.97% for the six months ended March 31, 2013 compared to 7.07% for the six months ended March 31, 2012. Continued low interest rates, lower accretion of discount on purchased loans and the repayment of higher yielding existing loans contributed to the lower overall loan yield. Our loans acquired through FDIC acquisitions carry higher yields than our legacy loan portfolio. As our percentage of covered loans to total loans declines in future periods, our net interest margin will likely also decline.

Interest on mortgage-backed securities and collateralized mortgage obligations decreased $204,000 to $1.5 million for the six months ended March 31, 2013 from $1.7 million for the six months ended March 31, 2012, reflecting a 48 basis point decrease in average yield to 1.82%, partially offset by a $16.3 million, or 11.2%, increase in the average balance of such securities to $161.6 million.

Interest and dividend income on Federal Home Loan Bank of Atlanta common stock increased to $66,000 for the six months ended March 31, 2013 from $54,000 for the six months ended March 31, 2012 as the FHLB dividend rate increased.

Interest on other investment securities, which consisted of agency and municipal securities decreased $34,000 to $94,000 for the six months ended March 31, 2013 from $128,000 for the six months ended March 31, 2012 as investment security average balances decreased by $2.7 million for the current period and the average yield decreased to 0.76% for the six months ended March 31, 2013 from 0.94% for the six months ended March 31, 2012 as interest rates remained low.

Interest on interest earning deposits increased $7,000 to $101,000 for the six months ended March 31, 2013 from $94,000 for the six months ended March 31, 2012 as average balances increased $22.2 million as a result of our holding short-term investable funds on deposit for our second-step stock conversion which closed in April, 2013.

Interest Expense. Total interest expense decreased $2.2 million, or 36.0%, to $4.0 million for the six months ended March 31, 2013 compared to $6.2 million for the six months ended March 31, 2012. Interest expense decreased due to a 37 basis point, or 27.0%, decrease in the average cost of interest-bearing liabilities to 1.0% for the six months ended March 31, 2013 from 1.37% for the six months ended March 31, 2012, reflecting continued low market interest rates. The average balance of interest-bearing liabilities decreased by $112.3 million, or 12.5%, to $789.5 million for the six months ended March 31, 2013 compared to $901.8 million for the six months ended March 31, 2012 as higher costing FHLB advances matured and were repaid and a reduction in higher cost certificates of deposit acquired in FDIC acquisitions.

Interest expense on deposits decreased $1.6 million, or 40.2%, to $2.3 million for the six months ended March 31, 2013 compared to $3.9 million for the six months ended March 31, 2012. The decrease was due primarily to a 32 basis point decrease in average cost of deposits to 0.65% compared to 0.97% for the six months ended March 31, 2012. The decrease in the average cost of deposits was largely due to lower market interest rates and an increase in the mix of lower costing demand deposits relative to higher costing certificates of deposit and the repricing downward of higher costing certificates of deposit. The average cost on savings accounts decreased 28 basis points from 0.33% for the six months ended March 31, 2012 to 0.05%  for the six months ended March 31, 2013. The average cost on rewards checking decreased 27 basis points to 0.39% for the six months ended March 31, 2013 compared to 0.66% for the six months ended March 31, 2012. Rewards checking is a premium rate demand account based on average balance, electronic transaction activity, and other criteria. Interest expense on certificates of deposit decreased $1.3 million to $1.9 million for the six months ended March 31, 2013, from $3.2 million for the six months ended March 31, 2012, reflecting the $85.7 million, or 20.7%, decrease in the average balance of such deposits and a 38 basis point decrease in average certificate of deposit cost to 1.16%.

Interest expense on Federal Home Loan Bank advances decreased $679,000 to $1.7 million for the six months ended March 31, 2013 compared to $2.3 million for the six months ended March 31, 2012, due to a decrease of $28.6 million, or 26.4%, in the average balance of advances. The average cost of advances decreased 16 basis points for the six months ended March 31, 2013 compared to the six months ended March 31, 2012.

Net Interest Income. Net interest income decreased $857,000, or 4.5%, to $18.1 million for the six months ended March 31, 2013, from $19.0 million for the six months ended March 31, 2012. The decrease was primarily due to a decrease in interest and dividend income of $3.1 million, partially offset by a decrease in interest expense of $2.2 million. Interest and dividend income decreased due to the decrease in the average balance of loans receivable of $72.9 million partially offset by an increase in the average balance of mortgage-backed securities and collateralized mortgage obligations available for sale of $16.3 million for the six months ended March 31, 2013. In addition, the average yield on assets decreased 44 basis points during the six months ended March 31, 2013 as compared to the same prior year period. The decrease in interest expense was due to a 32 basis point decline in the average cost of total interest bearing deposits to 0.65% for the six months ended March 31, 2013 from 0.97% for the six months ended March 31, 2012, and a 16 basis point decrease in the average cost of borrowings to 4.14% for the six months ended March 31, 2013 from 4.30% for the six months ended March 31, 2012. In addition, the average balance of interest bearing liabilities decreased $112.3 million for the six months ended March 31, 2013 as compared to the same prior year period. As the table indicates below, our net interest margin remained unchanged at 4.14% for the six months ended March 31, 2013 compared to the six months ended March 31, 2012, while our net interest rate spread decreased 7 basis points to 4.04% for the first six months of fiscal 2013 from 4.11% for the comparable six months of 2012.

	For the Six Months Ended March 31,
	2013			2012
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans
Interest-bearing deposits in other financial institutions	$100,397	$101	0.20%	$78,212	$94	0.24%
FHLB common stock and other equity securities	5,244	66	2.51	9,598	54	1.13
Mortgage-backed securities and collateralized mortgage obligations available for sale (3)	161,563	1,469	1.82	145,251	1,672	2.30
Other investment securities available for sale (3)	24,719	94	0.76	27,451	129	0.94
Loans receivable (1) (2) (3)	583,484	20,327	6.97	656,423	23,193	7.07
Total interest-earning assets	875,407	22,057	5.04	916,935	25,142	5.48
Total noninterest-earning assets	145,685	-		194,828	-
Total assets	$1,021,092	22,057		$1,111,763	25,142

Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$150,488	$100	0.13	$141,919	$119	0.17%
Rewards checking	52,120	102	0.39	58,729	193	0.66
Savings accounts	49,544	12	0.05	54,701	91	0.33
Money market deposit accounts	128,755	177	0.27	123,651	258	0.42
Certificate of deposit accounts	328,934	1,915	1.16	414,580	3,194	1.54
Total interest-bearing deposits	709,841	2,306	0.65	793,580	3,855	0.97
Borrowed funds	79,637	1,650	4.14	108,235	2,329	4.30
Total interest-bearing liabilities	789,478	3,956	1.00	901,815	6,184	1.37
Noninterest-bearing deposits	81,188			61,629
Other noninterest-bearing liabilities	6,424	-		10,278	-
Total noninterest-bearing liabilities	87,612	-		71,907	-
Total liabilities	877,090	3,956		973,722	6,184
Total stockholders' equity	144,002	-		138,036	-
Total liabilities and stockholders' equity	$1,021,092	3,956		$1,111,758	6,184
Net interest income		$18,101			$18,958

Net interest earning assets (4)		$85,929			$15,120
Net interest rate spread (5)			4.04%			4.11%
Net interest margin (6)			4.14%			4.14%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.88%			101.68%

(1)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.
(2)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on non-accrual loans.
(3)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rates (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The combined column represents the net change in volume between the two periods multiplied by the net change in rate between the two periods. The net column represents the sum of the prior columns.

	For the Six Months Ended March 31, 2013 Compared to the Six Months Ended March 31, 2012 Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$26	$(15)	$(4)	$7
FHLB common stock and other equity securities	(24)	66	(30)	12
Mortgage-backed securities and collateralized mortgage obligations available for sale	188	(352)	(39)	(203)
Other investment securities available for sale	(13)	(24)	2	(35)
Loans receivable	(2,577)	(325)	36	(2,866)
Total interest-earnings assets	$(2,400)	$(650)	$(35)	$(3,085)

Interest Expense
NOW accounts	$3	$(112)	$(1)	$(110)
Savings accounts	(9)	(77)	7	(79)
Money market deposit accounts	11	(88)	(4)	(81)
Certificate of deposit accounts	(660)	(780)	161	(1,279)
Total interest-bearing deposits	(655)	(1,057)	163	(1,549)
Borrowed funds	(616)	(86)	23	(679)
Total Interest-Bearing Liabilities	$(1,271)	$(1,143)	$186	$(2,228)

Net Change in net interest income	$(1,129)	$493	$(221)	$(857)

Provision for Non-Covered Loan Losses. The provision for loan losses for the six months ended March 31, 2013 was $600,000 for non-covered loans, compared to $1.8 million for non-covered loans for the six months ended March 31, 2012. Net charge-offs on non-covered loans decreased to $244,000 for the six months ended March 31, 2013, from $2.6 million for the six months ended March 31, 2012. The allowance for loan losses for non-covered loans was $8.5 million, or 1.98% of total non-covered loans receivable at March 31, 2013 compared to $8.5 million, or 1.92% of total non-covered loans receivable, at March 31, 2012. Our nonperforming loans declined to $3.1 million at March 31, 2013 from $6.9 million at March 31, 2012. As a result, our allowance as a percent of nonperforming loans increased to 276.92% at March 31, 2013 compared to 124.34% at March 31, 2012.

Provision for Covered Loan Losses. For the six months ended March 31, 2013, the provision for covered loan losses was $52,000 compared to $890,000 for the six months ended March 31, 2012. The provisions for covered loans for the six months ended March 31, 2013 primarily related to certain loans of NCB with a $43,000 provision, MCB with a $38,000 provision and FNB with a $29,000 recapture. If future losses occur due to declines in the market during the five year period covered by loss share agreements, the losses on loans acquired from both NCB and MCB will be reimbursed at 95% and FNB at 80% based on the terms of the FDIC loss sharing agreements. At March 31, 2013 covered loans totaled $140.1million, with $20.7 million in related non-accretable discounts and allowances.

Noninterest Income.  Noninterest income decreased $189,000 or 2.96%, to $6.2 million for the six months ended March 31, 2013 from $6.4 million for the six months ended March 31, 2012. Discount accretion on FDIC assisted transactions declined $692,000 to $334,000 for the six months ended March 31, 2013 from $1.0 million for the six months ended March 31, 2012 due to a decline in covered loans during that same period. Gains on the sale of securities declined $413,000 to $220,000 for the six months ended March 31, 2013 from $633,000 for the six months ended March 31, 2012. Fees on checking accounts increased by $482,000 or 14.4%, due primarily to increases in network exchange fees and slight increases in NSF and other deposit service charges. Gains on loans and servicing released fees increased $388,000 as a result of higher mortgage loan production. For the six months ended March 31, 2013 we incurred no additional charges for other-than-temporary impairment of non-agency collateralized mortgage-backed securities compared to $273,000 for the six months ended March 31, 2012.

Noninterest Expense. Total noninterest expense decreased $2.1 million, or 10.6%, to $18.1 million for the six months ended March 31, 2013, compared to $20.2 million for the six months ended March 31, 2012. The decrease was primarily due to lower costs associated with other real estate owned operations in the six months ended March 31, 2013 and higher personnel and occupancy costs associated with the acquisition of FNB assets incurred in the six months ended March 31, 2012.

During the six months ended March 31, 2013, net cost of operations of other real estate owned declined by $367,000 or 26.9% to $1.0 million partially as a result of recognition of a $450,000 deferred gain on a property previously sold and gains recognized on other properties. Occupancy expense declined $573,000 or 14.2% and salaries and employee benefits declined $263,000 or 2.8% as we closed branches associated with our FDIC acquisitions. Legal and professional fees decreased $128,000 or 13.5% as we incurred lower costs associated with resolution of foreclosed real estate. Marketing expenses decreased $373,000 or 38.7% due to higher costs relating to our entry into the FNB marketplace in the six months ended March 31, 2012. The decline in FDIC insurance premiums was due to being over expensed in prior quarters and was trued up in the current quarter to account for the refund of our prepaid premiums from the FDIC we will receive in June 2013. Other expense increased $260,000 or 16.2% as a result of a write down of real estate owned by the Bank that is classified as available for sale.

Income Taxes. Income taxes increased to $1.8 million for the six months ended March 31, 2013 from $678,000 for the six months ended March 31, 2012 due to an increase in our income before provision for income taxes of $3.1 million.  Our effective tax rate was 33.1% in the six months ended March 31, 2013 and 27.94% in the six months ended March 31, 2012. The increase was related to higher income before income taxes in the current period while income exempt from taxation represented a smaller percentage of net income in the current period.

Asset Quality

Delinquent Loans and Foreclosed Assets. Our policies require that management continuously monitor the status of the loan portfolio and report to the Loan Committee of the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate, and our actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed property. The Loan Committee approves action plans on all loans that are 90 days or more delinquent. The Loan Committee consists of three outside directors. One position on the committee, the chairman, is permanent, and the other two positions alternate between four outside directors.

We generally stop accruing interest income when we consider the timely collectability of interest or principal to be doubtful. We generally stop accruing for loans that are 90 days or more past due unless the loan is well secured and we determine that the ultimate collection of all principal and interest is not in doubt. When we designate loans as nonaccrual, we reverse all outstanding interest that we had previously credited. These loans remain on nonaccrual status until a regular pattern of timely payments is established.

Impaired loans are individually assessed to determine whether the carrying value exceeds the fair value of the collateral or the present value of the expected cash flows to be received. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are collectively evaluated for impairment.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at the lower of the related loan balance or its fair value as determined by an appraisal, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss reserve allocations, the difference is charged against the allowance for loan losses. Any subsequent write-down of real estate owned or loss at the time of disposition is charged against earnings.

As of March 31, 2013, our nonperforming non-covered assets totaled $4.3 million and consisted of $2.9 million of nonaccrual loans, $171,000 of loans 90 days or more past due and still accruing loans and other real estate owned of $1.2 million. The table below sets forth the amounts and categories of our non-covered non-performing assets at the dates indicated.

	At March 31, 2013	At September 30, 2012
	(dollars in thousands)
Non-accrual loans:
One- to four-family residential real estate	$2,039	$2,038
Commercial real estate	670	772
Real estate construction	-	-
Commercial	179	192
Consumer and other loans	26	42
Total non-accrual loans	$2,915	$3,044

Loans delinquent 90 days or greater and still accruing:
One- to four-family residential real estate	$171	$402
Commercial real estate	-	-
Real estate construction	-	-
Commercial	-	-
Consumer and other loans	-	-
Total loans delinquent 90 days or greater and still accruing	$171	$402

Total non-performing loans	$3,086	$3,446

Real estate owned:
One- to four-family residential real estate	$543	$735
Commercial real estate	698	1,233
Real estate construction	-	139
Commercial	-	-
Consumer and other loans	-	-
Total real estate owned	$1,241	$2,107

Total non-performing assets	$4,327	$5,553

Ratios:
Non-performing loans as a percentage of total non-covered loans	0.72%	0.79%
Non-performing assets as a percentage of total non-covered assets	0.46%	0.69%

Non-performing assets not covered by loss share declined $1.3 million, or 22.1%, to $4.3 million at March 31, 2013 from $5.6 million at September 30, 2012. The decrease was due primarily to an $866,000 decrease in real estate owned and a $231,000 decrease in loans greater than 90 days past due and still accruing. We have 31 non-covered loans that remain non-performing at March 31, 2013, and the largest non-performing non-covered loan had a balance of $355,000 at March 31, 2013 and was secured by commercial real estate. Real estate owned decreased primarily due to the disposition of $488,000 in commercial and single family real estate owned by CharterBank as well as $447,000 in additional write downs on real estate owned.

Covered nonperforming assets decreased to $27.9 million at March 31, 2013 from $46.7 million at September 30, 2012. The purchased loans and commitments (“covered loans”) and other real estate owned (“covered other real estate”) acquired in the MCB, NCB and FNB acquisitions are covered by loss sharing agreements between the FDIC and CharterBank. Under these agreements, with respect to the NCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $82.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount; with respect to the MCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $106.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount. We have exceeded the threshold level that results in 95% loss sharing with respect to the NCB and MCB acquisitions; with respect to the FNB acquisition, the FDIC will assume 80% of all losses and share 80% of all loss recoveries.

 Allowance for Loan Losses on Non-covered Loans.  The allowance for loan losses on non-covered loans represents a reserve for probable loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans with particular emphasis on impaired, non-accruing, past due and other loans that management believes require special attention. The determination of the allowance for loan losses is considered a critical accounting policy.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of loss inherent in the loan portfolio. The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, loss risk as determined based on a loan grading system, the level of non-performing loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions. Management believes the current allowance for loan losses is adequate based on its analysis of the estimated losses in the portfolio.

The Company maintained its allowance for loan losses for the six months ending March 31, 2013 in response to continued weak economic conditions, net charge-offs, weak financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans.

The following table sets forth activity in our allowance for loan losses for the period indicated. Loans covered by the loss sharing agreement with the FDIC are excluded from the table.

	Six Months Ended March 31, 2013
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total

Allowance for loan losses:
Balance at beginning of period	$879,854	$5,480,132	$711,594	$287,129	$79,627	$751,559	$8,189,895
Charge-offs	(98,538)	(268,888)	(6,733)	-	(21,335)	-	(395,494)
Recoveries	58,784	64,730	20,208	6,875	786	-	151,383
Provision	118,762	236,950	(148,093)	138,489	88,849	165,043	600,000
Balance at end of period	$958,862	$5,512,924	$576,976	$432,493	$147,927	$916,602	$8,545,784

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-		$-

Loans:
Ending balance	$102,975,158	$234,479,531	$14,057,063	$45,107,540	$17,584,966		$414,204,258

Ending balance: individually evaluated for impairment	$2,270,897	$11,774,029	$2,601,927	$-	$-		$16,646,853

Our allowance for loan loss methodology is a loan classification-based system. Our allowance for loan losses is segmented into the following four major categories:  (1) specific reserves; (2) general allowances for Classified/Watch loans; (3) general allowances for loans with satisfactory ratings; and (4) an unallocated amount. We base the required reserve on a percentage of the loan balance for each type of loan and classification level. Loans may be classified manually and are automatically classified if they are not previously classified when they reach certain levels of delinquency. Unclassified loans are reserved at different percentages based on our loan loss history for the last two years.  Reserve percentages are also adjusted based upon our estimate of the effect that the current economic environment will have on each type of loan.

Potential problem loans are non-covered loans as to which management has serious doubts as to the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention, substandard, or loss. Potential problem loans at March 31, 2013 aggregated $48.1 million with $8.2 million classified special mention, $39.9 million classified substandard and $1,000 classified loss compared to potential problem loans at September 30, 2012 which aggregated $47.7 million with $15.9 million classified special mention and $31.8 million classified substandard.

Our largest substandard loan relationship at March 31, 2013 had a balance of $8.4 million. The loan relationship was recently strengthened by the borrower pledging additional collateral. As of March 31, 2013, the loans in this relationship were not delinquent. The loan is collateralized by income producing properties.

The allowance for loan losses represented 276.92% and 124.34% of non-performing loans at March 31, 2013 and March 31, 2012, respectively. This increase was due to lower non-performing loans in the current period. The allowance for loan losses as a percentage of non-covered loans was 1.98% and 1.92% at March 31, 2013 and March 31, 2012, respectively.  Management continues to retain an unallocated allowance to maintain the overall allowance at a level reflective of continued economic uncertainties.  Management reviews the adequacy of the allowance for loan losses on a continuous basis.  Management considered the allowance for loan losses on non-covered loans adequate at March 31, 2013 to absorb probable losses inherent in the loan portfolio.  However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Non-accretable Differences on Covered Loans.  Through the FDIC-assisted acquisitions of the loans of NCB, MCB and FNB, we established an allowance for loan losses for non-impaired covered loans for NCB, non-accretable discounts for the acquired impaired loans for NCB, MCB and FNB, and we also established non-accretable discounts for all other loans of MCB. Collectively, these non-accretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, we continue to assess the experience of actual cash flows compared to our estimates. When we determine that non-accretable discounts are insufficient to cover expected losses in the applicable covered loan portfolios, such non-accretable discounts are increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on loss sharing indemnification.

The following table details the non-accretable discount, including any allowance for covered loan losses, on loans covered by loss sharing by portfolio segment as of and for the six months ended March 31, 2013:

	Six Months Ended March 31, 2013
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total

Non-accretable differences: (1)
Balance at beginning of period	$2,010,709	$17,485,206	$8,342,754	$538,355	$1,345,963	$29,722,987
Charge-offs	(626,007)	(3,306,727)	(3,219,692)	(108,483)	(123,025)	(7,383,934)
Recoveries	8,368	448,628	10,051	1,000	4,239	472,286
Reduction in previous loss estimates credited to FDIC receivable	-	-	(2,500,000)	(345,126)	(1,880)	(2,847,006)
Provision (credit) for loan losses charged to FDIC receivable	127,300	327,132	589,000	-	137,751	1,181,183
(Credit) provision for loan losses charged to operations	(35,244)	(104,793)	196,596	536	(4,612)	52,483
Transfer to accretable discount	-	-	(400,000)	(86,282)	(470)	(486,752)
Balance at end of period	$1,485,126	$14,849,446	$3,018,709	$-	$1,357,966	$20,711,247

Covered loans:
Ending contractual balance	$12,083,935	$134,376,958	$9,472,023	$-	$4,850,181	$160,783,097

(1)    Amounts include the allowance for covered loan losses.

The total non-accretable discount and allowance for covered loans as a percentage of the ending contractual balance of acquired loans was 12.88% at March 31, 2013, compared to 14.21% at September 30, 2012. This decrease during the six month period ended March 31, 2013 was related to charge-off activity on covered loans with such losses subject to applicable loss sharing agreements with the FDIC as the Bank reduced its contractual balance on covered loans by $48.4 million during the six months ended March 31, 2013. It is expected that the ratio of non-accretable discounts to contractual covered principal outstanding will continue to trend downwards as the more significant problem loans are charged-off and submitted for loss sharing reimbursement from the FDIC. Management considered the non-accretable discounts on covered loans adequate at March 31, 2013 to absorb probable losses inherent in the covered loan portfolio.

Liquidity Management. Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At March 31, 2013 and September 30, 2012, we had access to immediately available funds of approximately $437.9 million and $297.6 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit. The March 31, 2013 increase in cash was due primarily to $138.6 million in deposits held for subscribers in our second-step conversion which was closed in April 2013.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $242.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $197.4 million. At March 31, 2013, we had $70.0 million in advances outstanding from the FHLB. However, based on available collateral other than cash, additional advances would be limited to $133.2 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2013, we had $4.0 million of loan commitments outstanding, and $39.5 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $20.7 million of unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2013 totaled $206.4 million, or 22.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended March 31, 2013, we originated $130.4 million of loans and purchased $56.5 million of securities and other investments.

Financing activities consist primarily of additions to deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $118.7 million for the six months ended March 31, 2013, primarily from stock orders in March related to the second-step conversion that closed on April 8, 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank which provides an additional source of funds.  Federal Home Loan Bank advances have been used primarily to fund loan demand and to purchase securities.

Cash receipts arising from payments on covered loans and loss-sharing collections from the FDIC are providing and are expected to continue to provide positive net cash flows in periods following the wholesale funding outflows.

Capital Management and Resources. CharterBank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2013, CharterBank exceeded all of its regulatory capital requirements. CharterBank is considered “well capitalized” under regulatory guidelines.

					To be Well Capitalized
					Under Prompt Corrective
	Actual		For Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2013
Total Capital (to Risk-Weighted Assets)	$135,621	23.0%	$47,144	8.0%	$58,930	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	128,154	21.8%	23,572	4.0%	35,358	6.0%
Tier 1 Capital (to Average Assets)	128,154	11.3%	45,258	4.0%	56,573	5.0%

September 30, 2012
Total Capital (to Risk-Weighted Assets)	$133,626	19.2%	$55,610	8.0%	$69,512	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	124,931	18.0%	27,805	4.0%	41,707	6.0%
Tier 1 Capital (to Average Assets)	124,931	12.2%	41,097	4.0%	51,371	5.0%

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the six months ended March 31, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk. The Company’s most significant form of market risk is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.    Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. We employ several strategies to manage the interest rate risk inherent in our mix of assets and liabilities, including:

•	selling fixed rate mortgages we originate to the secondary market, generally on a servicing released basis;

•
maintaining the diversity of our existing loan portfolio by originating commercial real estate and consumer loans, which typically have adjustable rates and/or shorter terms than residential mortgages;

•	emphasizing loans with adjustable interest rates;

•	maintaining fixed rate borrowings from the Federal Home Loan Bank of Atlanta; and

•	increasing retail transaction deposit accounts, which typically have long durations.

We have an Asset/Liability Management Committee to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Quantitative Aspects of Market Risk. We compute the amounts by which the difference between the present value of an institution’s assets and liabilities (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of NPV. Depending on current market interest rates we historically have estimated the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, or 300 basis points, or a decrease of 100 and 200 basis points.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, a NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

The table below sets forth, as of March 31, 2013, our calculation of the estimated changes in CharterBank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

				NPV Ratio as a	Increase (Decrease)
				Percent of Present	in NPV Ratio as a
Change in Interest		Estimated Increase	Percentage Change	Value	Percent of Present
Rates (bp) (1)	Estimated NPV (2)	(Decrease) in NPV	in NPV	of Assets (3)(4)	Value of Assets (3)(4)
(dollars in thousands)
+300	$223,778	$60,831	37.3%	19.8%	5.3%
+200	207,506	44,558	27.3%	18.4%	3.9%
+100	188,046	25,098	15.4%	16.7%	2.2%
0	162,947	-	-	14.5%	-
-100	144,559	(18,388)	(11.3)%	12.8%	(1.7)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2013, in the event of a 200 basis point increase in interest rates, we would experience a 27.3% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience an 11.3% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates.

            The effects of interest rates on net portfolio value and net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in these computations. Although some assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in market interest rates. Rates on other types of assets and liabilities may lag behind changes in market interest rates. Assets, such as adjustable rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset. After a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making the calculations set forth above. Additionally, increased credit risk may result if our borrowers are unable to meet their repayment obligations as interest rates increase.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At March 31, 2013, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

Risk factors that may affect future results were discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and in the Company’s or Charter Financial’s other filings with the Securities and Exchange Commission.   The risks described in our Annual Report on Form 10-K and other filings are not only the risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Not applicable

b)
On December 14, 2012, Charter Financial Corporation filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the second-step conversion of First Charter, MHC and the related offering of common stock by Charter Financial Corporation. The Registration Statement (File No. 333-185482) was declared effective by the Securities and Exchange Commission on February 11, 2013.  Charter Financial Corporation registered 24,700,550 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate offering price of $247.0 million. The stock offering commenced on February 25, 2013, and ended on April 8, 2013.

Stifel, Nicolaus & Company, Incorporated was engaged to assist in the marketing of the common stock. For its services, Stifel, Nicolaus & Company, Incorporated received a fee of $3.7 million. Stifel, Nicolaus & Company, Incorporated was also reimbursed $187,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.

The stock offering resulted in gross proceeds of $142.9 million, through the sale of 14,289,429 shares of common stock at a price of $10.00 per share. Expenses related to the offering were approximately $5.6 million, including $3.7 million paid to Stifel, Nicolaus & Company, Incorporated. Net proceeds of the offering were approximately $137.3 million.

Charter Financial Corporation contributed approximately $70.0 million of the net proceeds of the offering to CharterBank. In addition, $2.9 million of the net proceeds were used to fund the loan to the employee stock ownership plan, and approximately $64.5 million of the net proceeds were retained by Charter Financial Corporation. The net proceeds contributed to CharterBank have been invested in short term instruments and used to make loans. The net proceeds retained by Charter Financial Corporation have been deposited with CharterBank.

c)	Not applicable

Item 6.	Exhibits.

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2013 and September 30, 2012, (ii) the Unaudited Condensed Consolidated Statements of Income for three and six months ended March 31, 2013 and 2012, (iii) the Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (iv) the Unaudited Condensed Consolidated Comprehensive Income for the six months ended March 31, 2013 and the year ended September 30, 2012, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012, and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER FINANCIAL CORPORATION

Date: May 10, 2013	By:	/s/Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Date: May 10, 2013	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer