Form 10-Q
period 2013-06-30
Charter Financial Corp
filed 2013-08-09
CIK 1478726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 001-35870
_____________________________________
Charter Financial Corporation
(Exact name of registrant as specified in its charter)
_____________________________________

Maryland	90-0947148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1233 O.G. Skinner Drive, West Point, Georgia	31833
(Address of Principal Executive Offices)	(Zip Code)
(706) 645-1391
(Registrant’s telephone number)

N/A
(Former name or former address, if changed since last report)
_____________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2013 was 22,752,214.

CHARTER FINANCIAL CORPORATION

		Page No.
Part I. Financial Information

Item 1.	Consolidated Financial Statements (unaudited)	3

	Condensed Consolidated Statements of Financial Condition at June 30, 2013 (unaudited) and September 30, 2012 (audited)	3

	Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended June 30, 2013 and 2012	4

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended June 30, 2013 and 2012	5

	Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended June 30, 2013 (unaudited) and Year Ended September 30, 2012 (audited)	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2013 and 2012	7

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	56

Item 4.	Controls and Procedures	57

Part II. Other Information

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 6.	Exhibits	58

	Signatures	59

Part I. Financial Information

Item 1.  Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(unaudited)	(audited)
	June 30, 2013	September 30, 2012
Assets
Cash and amounts due from depository institutions	$13,602,126	$13,221,291
Interest-earning deposits in other financial institutions	177,054,935	95,606,929
Cash and cash equivalents	190,657,061	108,828,220
Loans held for sale, fair value of $3,087,905 and $2,741,672	3,042,515	2,691,508
Securities available for sale	226,551,414	189,379,333
Federal Home Loan Bank stock	4,435,300	5,318,200
Loans receivable:
Not covered under FDIC loss sharing agreements	452,993,264	436,966,775
Covered under FDIC loss sharing agreements, net	126,440,432	176,569,131
Allowance for loan losses (covered loans)	(5,728,825)	(10,340,815)
Unamortized loan origination fees, net (non-covered loans)	(1,030,930)	(1,101,481)
Allowance for loan losses (non-covered loans)	(8,380,450)	(8,189,895)
Loans receivable, net	564,293,491	593,903,715
Other real estate owned:
Not covered under FDIC loss sharing agreements	1,385,865	2,106,757
Covered under FDIC loss sharing agreements	13,160,473	21,903,204
Accrued interest and dividends receivable	2,951,145	3,241,320
Premises and equipment, net	21,990,185	23,610,642
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	915,592	1,280,309
Cash surrender value of life insurance	39,526,350	33,831,920
FDIC receivable for loss sharing agreements	41,441,115	35,135,533
Deferred income taxes	9,719,422	6,176,199
Other assets	967,012	487,954
Total assets	$1,125,362,222	$1,032,220,096
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$769,780,726	$800,261,546
FHLB advances and other borrowings	70,000,000	81,000,000
Advance payments by borrowers for taxes and insurance	684,682	651,520
Other liabilities	5,766,012	7,786,262
Total liabilities	846,231,420	889,699,328
Stockholders’ equity:
Common stock, $0.01 par value; 22,752,214 shares issued at June 30, 2013 and 19,859,219 shares issued at September 30, 2012; 22,728,778 shares outstanding at June 30, 2013 and 18,229,760 shares outstanding at September 30, 2012	227,522	198,592
Preferred stock, $0.01 par value; 50,000,000 shares authorized	—	—
Additional paid-in capital	172,310,321	73,483,605
Treasury stock, at cost; 23,436 shares at June 30, 2013 and 1,629,459 shares at September 30, 2012	(592,771)	(39,362,686)
Unearned compensation – ESOP	(6,480,949)	(3,571,121)
Retained earnings	115,808,482	111,568,998
Accumulated other comprehensive (loss) gain – net unrealized holding gains (losses) on securities available for sale	(2,141,803)	203,380
Total stockholders’ equity	279,130,802	142,520,768

Total liabilities and stockholders’ equity	$1,125,362,222	$1,032,220,096

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Interest and dividend income:
Loans receivable	$9,642,115	$10,782,937	$29,969,312	$33,975,869
Mortgage-backed securities and collateralized mortgage obligations	816,602	882,524	2,285,175	2,554,712
Federal Home Loan Bank stock	29,307	34,749	95,097	88,564
Other investment securities available for sale	41,817	66,920	136,289	195,294
Interest-earning deposits in other financial institutions	123,869	37,999	225,263	132,172
Total interest and dividend income	10,653,710	11,805,129	32,711,136	36,946,611
Interest expense:
Deposits	1,001,276	1,442,978	3,307,644	5,297,957
Borrowings	741,881	828,533	2,391,919	3,157,175
Total interest expense	1,743,157	2,271,511	5,699,563	8,455,132
Net interest income	8,910,553	9,533,618	27,011,573	28,491,479
Provision for loan losses, not covered under FDIC loss sharing agreements	500,000	300,000	1,100,000	2,100,000
Provision for covered loan losses	41,838	75,000	94,321	965,000
Net interest income after provision for loan losses	8,368,715	9,158,618	25,817,252	25,426,479
Noninterest income:
Service charges on deposit accounts	1,915,015	1,715,134	5,743,617	5,061,309
Gain on securities available for sale	—	360	219,913	632,953
Total impairment losses on securities	—	—	—	(345,187)
Portion of losses recognized in other comprehensive income	—	—	—	71,928
Net impairment losses recognized in earnings	—	—	—	(273,259)
Bank owned life insurance	211,491	263,981	694,431	796,255
Gain on sale of loans and loan servicing release fees	407,176	261,479	1,142,387	608,192
Loan servicing fees	56,678	69,418	219,142	279,216
Brokerage commissions	153,205	222,002	468,543	487,988
FDIC receivable for loss sharing agreements (amortization) accretion	(114,993)	250,691	218,918	1,276,114
Other	33,602	133,905	143,494	425,168
Total noninterest income	2,662,174	2,916,970	8,850,445	9,293,936
Noninterest expenses:
Salaries and employee benefits	4,460,128	5,270,062	13,502,879	14,575,886
Occupancy	1,845,412	1,898,625	5,324,176	5,950,789
Legal and professional	458,735	341,135	1,275,322	1,285,512
Marketing	335,708	526,925	927,110	1,491,142
Federal insurance premiums and other regulatory fees	254,002	389,738	356,718	1,098,704
Net (benefit) cost of operations of real estate owned	(22,205)	730,730	977,302	2,097,455
Furniture and equipment	203,276	245,956	615,235	710,201
Postage, office supplies and printing	282,903	280,478	807,034	812,054
Core deposit intangible amortization expense	116,317	141,905	364,716	415,625
Other	829,151	1,668,214	2,694,468	3,273,944
Total noninterest expenses	8,763,427	11,493,768	26,844,960	31,711,312
Income before income taxes	2,267,462	581,820	7,822,737	3,009,103
Income tax expense (benefit)	649,513	(897,015)	2,486,092	(218,786)
Net income	$1,617,949	$1,478,835	$5,336,645	$3,227,889
Basic net income per share	$0.07	$0.08	$0.26	$0.17
Diluted net income per share	$0.07	$0.08	$0.26	$0.16
Weighted average number of common shares outstanding	21,747,891	19,433,762	20,165,850	19,532,028
Weighted average number of common and potential common shares outstanding	21,878,502	19,476,399	20,296,461	19,574,665
See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net income	$1,617,949	$1,478,835	$5,336,645	$3,227,889
Less reclassification adjustment for net gains realized in net income, net of taxes of $0, $139, $84,887 and $244,320, respectively	—	(221)	(135,026)	(388,633)
Net unrealized holding gains (losses) on investment and mortgage securities available for sale arising during the year, net of taxes of $1,044,576, $(871,989), $1,389,447 and $(773,970), respectively	(1,661,580)	1,387,050	(2,210,157)	1,231,133
Noncredit portion of other-than-temporary impairment losses recognized in earnings, net of taxes of $0, $0, $0 and $(105,478), respectively	—	—	—	167,781
Comprehensive (loss) income	$(43,631)	$2,865,664	$2,991,462	$4,238,170

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock
	Number of shares	Amount	Additional paid-in capital	Treasury stock	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance at September 30, 2011	19,859,219	$198,592	$73,083,363	$(36,127,940)	$(3,729,390)	$107,962,533	$(1,971,458)	$139,415,700
Net income	—	—	—	—	—	4,978,692	—	4,978,692
Change in unrealized loss on securities	—	—	—	—	—	—	2,174,838	2,174,838
Dividends paid, $0.10 per share	—	—	—	—	—	(1,372,227)	—	(1,372,227)
Allocation of ESOP common stock	—	—	—	—	158,269	—	—	158,269
Effect of restricted stock awards	—	—	306,366	353,267	—	—	—	659,633
Stock option expense	—	—	93,876	—	—	—	—	93,876
Repurchase of shares	—	—	—	(3,588,013)	—	—	—	(3,588,013)
Balance at September 30, 2012 (audited)	19,859,219	$198,592	$73,483,605	$(39,362,686)	$(3,571,121)	$111,568,998	$203,380	$142,520,768
Net income	—	—	—	—	—	5,336,645	—	5,336,645
Dividends paid	—	—	—	—	—	(1,097,161)	—	(1,097,161)
Elimination of First Charter, MHC entity	—	—	229,564	—	—	—	—	229,564
Change in unrealized loss on securities	—	—	—	—	—	—	(2,345,183)	(2,345,183)
Allocation of ESOP common stock	—	—	31,592	—	179,282	—	—	210,874
Interest capitalization into ESOP loan	—	—	—	—	(50,279)	—	—	(50,279)
Effect of restricted stock awards	—	—	(119,629)	160,651	—	—	—	41,022
Stock option expense	—	—	69,581	—	—	—	—	69,581
Issuance of common stock in offering	2,892,995	28,930	98,615,608	39,772,779	(3,038,831)	—	—	135,378,486
Repurchase of shares and conversion expenses	—	—	—	(1,163,515)	—	—		(1,163,515)
Balance at June 30, 2013 (unaudited)	22,752,214	$227,522	$172,310,321	$(592,771)	$(6,480,949)	$115,808,482	$(2,141,803)	$279,130,802

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$5,336,645	$3,227,889
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses, not covered under FDIC loss sharing agreements	1,100,000	2,100,000
Provision for covered loan losses	94,321	965,000
Depreciation and amortization	1,199,400	1,368,799
Deferred income tax expense (benefit)	(463,068)	—
Accretion and amortization of premiums and discounts, net	2,181,840	2,201,088
Accretion of fair value discounts related to covered loans	(7,129,470)	(6,714,011)
Accretion of fair value discounts related to FDIC receivable	(218,918)	(1,276,114)
Write down of asset held for sale	—	442,000
Gain on sale of loans and loan servicing release fees	(1,142,387)	(608,192)
Proceeds from sale of loans	41,438,733	24,481,797
Originations and purchases of loans held for sale	(40,647,353)	(25,115,651)
Gain on sale of mortgage-backed securities, collateralized mortgage obligations and other investments	(219,913)	(632,953)
Other-than-temporary impairment-securities	—	273,259
Write down of real estate owned	1,536,183	1,416,126
(Gain) loss on sale of real estate owned	(480,216)	12,923
Restricted stock award expense	41,022	89,093
Stock option expense	69,581	70,490
Increase in cash surrender value on bank owned life insurance	(694,431)	(935,366)
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	290,175	512
Decrease in other assets	1,179,087	549,965
Decrease in other liabilities	(3,731,684)	(3,630,156)
Net cash provided by (used in) operating activities	(260,453)	(1,713,502)
Cash flows from investing activities:
Proceeds from sales of securities available for sale	13,952,478	28,810,067
Principal collections on securities available for sale	35,243,573	43,687,949
Purchase of securities available for sale	(101,314,868)	(118,435,981)
Proceeds from maturities or calls of securities available for sale	9,431,500	5,224,350
Proceeds from redemption of FHLB stock	882,900	4,431,400
Net decrease in loans receivable	21,456,997	17,146,786
Net decrease (increase) in FDIC receivable	(3,022,147)	62,386,076
Proceeds from sale of real estate owned	19,431,516	12,693,834
Purchase of bank owned life insurance	(5,500,000)	—
Purchases of premises and equipment	(372,371)	(2,541,611)
Net cash (used in) provided by investing activities	(9,810,422)	53,402,870
Cash flows from financing activities:
Purchase of treasury stock and conversion expense	(1,163,515)	(3,118,014)
First Charter elimination	229,564	—
Issuance of common stock in offering	135,378,486	—
Dividends paid	(1,097,161)	(1,372,227)
Decrease in deposits	(30,480,820)	(89,561,471)

	Nine Months Ended June 30,
	2013	2012

Principal payments on Federal Home Loan Bank advances	(11,000,000)	(30,000,000)
Net decrease in advance payments by borrowers for taxes and insurance	33,162	—
Net cash (used in) provided by financing activities	91,899,716	(124,051,712)
Net increase (decrease) in cash and cash equivalents	81,828,841	(72,362,344)
Cash and cash equivalents at beginning of period	108,828,220	148,849,886
Cash and cash equivalents at end of period	$190,657,061	$76,487,542
Supplemental disclosures of cash flow information:
Interest paid	$5,785,008	$8,858,122
Income taxes paid	$8,640,100	$2,639,000
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$14,088,377	$18,912,791
Write down of real estate owned reimbursed by the FDIC	$6,741,050	$9,190,000
Provision for covered loan losses reimbursed by the FDIC	$1,406,102	$5,780,846
Issuance of common stock under stock benefit plan	$210,874	$158,269
Interest capitalization into ESOP loan	$(50,279)	$—
Unrealized loss on securities available for sale, net	$(2,345,183)	$1,530,728

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Operations

Charter Financial Corporation (the “Company” or “Charter Federal”), a federally chartered corporation, was organized on October 16, 2001 by CharterBank (the “Bank”), to become the mid-tier holding company for the Bank in connection with the Bank’s reorganization from a federal mutual savings and loan association into the two-tiered mutual holding company structure. In connection with the reorganization, the Company sold 3,964,481 shares of its common stock to the public, representing 20% of the outstanding shares at $10.00 per share, and received net proceeds of $37.2 million. An additional 15,857,924 shares, or 80% of the Company’s outstanding shares, were issued to First Charter, MHC, the Bank’s federally chartered mutual holding company.

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

Plan of conversion and reorganization. On April 8, 2013, Charter Financial Corporation, a Maryland corporation (“Charter Financial” or the “Company”), completed its conversion and reorganization pursuant to which First Charter, MHC was converted to the stock holding company form of organization. Charter Financial sold 14,289,429 shares of common stock at $10.00 per share, for gross offering proceeds of $142.9 million in its stock offering. The Bank, as of April 8, 2013, was 100% owned by Charter Financial and Charter Financial was 100% owned by public stockholders. Concurrent with the completion of the offering, shares of common stock of Charter Federal were converted into the right to receive 1.2471 shares of Charter Financial’s common stock for each share of Charter Federal common stock that was owned immediately prior to completion of the transaction. Cash in lieu of fractional shares was paid based on the offering price of $10.00 per share. As a result of the offering and the exchange on April 8, 2013, Charter Financial had 22,752,214 shares outstanding. Also, as of April 8, 2013, Charter Federal and First Charter, MHC ceased to exist. As part of the elimination, the net asset position of First Charter, MHC, in the amount of $229,564, was assumed by Charter Financial. Any reference to the Company following April 8, 2013 refers to Charter Financial Corporation, a Maryland corporation.

In regards to weighted average shares outstanding, share and per share amounts held by the public prior to April 8, 2013, have been restated to reflect the completion of the second-step conversion at a conversion ratio of 1.2471 unless noted otherwise.

Note 2: Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Charter Financial Corporation and subsidiary include the accounts of the Company and the Bank as of June 30, 2013 and September 30, 2012 (derived from audited financial statements), and for the three- and nine-month periods ended June 30, 2013 and 2012. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three- and nine-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the estimates used for fair value acquisition accounting and the Federal Deposit Insurance Corporation receivable for loss sharing agreements, estimate of expected cash flows on purchased impaired and other acquired loans, and the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, and collateralized mortgage obligations. Certain reclassifications of 2012 balances have been made to conform to classifications used in 2013. These reclassifications did not change net income or stockholders' equity.

Note 3: Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board “FASB” issued an update to the accounting standards relating to testing goodwill for impairment. This guidance allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. This update was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this update did not have a material impact on the Company’s financial statements.

In October 2012, the FASB issued an update to the accounting standards to provide guidance on the subsequent accounting treatment for an indemnification asset recognized at the acquisition date as a result of a government-assisted acquisition of a financial institution. The amendments in this update require entities that recognize an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification) to subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The amendments in this guidance were effective for the Company for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The adoption of this update has no impact on the consolidated financial statements because the Company's accounting procedures for the indemnification asset were in compliance with this amendment.

In February 2013, the FASB issued an update to the accounting standards to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update was effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this update increased disclosures in the financial statements.

Note 4: Securities Available for Sale

Securities available for sale are summarized as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other Investment Securities:
Tax-free municipals	$16,469,519	$31,424	$(753)	$16,500,190
U.S. government sponsored entities	10,058,270	41,501	—	10,099,771
Mortgage-backed securities:
FNMA certificates	123,238,660	393,635	(2,717,091)	120,915,204
GNMA certificates	3,659,992	212,330	—	3,872,322
FHLMC certificates	56,772,482	392,276	(635,959)	56,528,799
Collateralized mortgage obligations:
FNMA	3,629,331	102,760	—	3,732,091
GNMA	4,258	4	—	4,262
FHLMC	386,203	38,078	—	424,281
Private-label mortgage securities: (1)
Investment grade	2,123,983	32,038	(106,790)	2,049,231
Split rating (2)	1,345,285	—	(5,068)	1,340,217
Non investment grade	12,108,587	—	(1,023,541)	11,085,046
Total	$229,796,570	$1,244,046	$(4,489,202)	$226,551,414
________________________________

(1)	Credit ratings are current as of June 30, 2013.

(2)	Bonds with split ratings represent securities with separate investment and non-investment grades.

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other Investment Securities:
Tax-free municipals	$11,555,068	$25,004	$(1,571)	$11,578,501
U.S. government sponsored entities	16,519,624	107,431	—	16,627,055
Mortgage-backed securities:
FNMA certificates	84,836,714	1,748,088	—	86,584,802
GNMA certificates	4,568,181	377,231	—	4,945,412
FHLMC certificates	45,178,602	1,065,844	—	46,244,446
Collateralized mortgage obligations:
FNMA	7,712,770	314,386	—	8,027,156
GNMA	499,503	3,960	(152)	503,311
FHLMC	533,379	46,710	—	580,089
Private-label mortgage securities:
Investment grade	2,480,412	32,214	(155,882)	2,356,744
Split rating (1)	6,922,884	—	(676,581)	6,246,303
Non investment grade	8,264,044	—	(2,578,530)	5,685,514
Total	$189,071,181	$3,720,868	$(3,412,716)	$189,379,333
______________________________

(1)	Bonds with split ratings represent securities with separate investment and non-investment grades.

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the municipal bonds in the table below are pre-funded and are expected to be prepaid before contractual maturity.

	Amortized Cost	Estimated Fair Value
Less than 1 year	$5,058,270	$5,069,726
1-5 years	7,576,050	7,609,586
Greater than 5 years	13,893,468	13,920,649
Mortgage-backed securities	203,268,782	199,951,453
Total	$229,796,570	$226,551,414

Proceeds from called or matured securities available for sale during the nine months ended June 30, 2013 and 2012 were $9.4 million and $5.2 million, respectively. Proceeds from sales for the nine months ended June 30, 2013 and 2012 were $14.0 million and $28.8 million, respectively. Gross realized gains on the sale of these securities were $219,913 and $643,699 for the nine months ended June 30, 2013 and 2012, respectively. Gross realized losses on the sale of these securities were $0 and $10,746 for the nine months ended June 30, 2013 and 2012, respectively.

Securities available for sale with an aggregate carrying amount of $137.0 million and $127.6 million at June 30, 2013 and September 30, 2012, respectively, were pledged to secure FHLB advances.

Securities available for sale that had been in a continuous unrealized loss position for less than 12 months at June 30, 2013 are as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FHLMC certificates	$21,897,487	$(635,959)	$21,261,528
FNMA certificates	97,138,319	(2,717,091)	94,421,228
Collateralized mortgage obligations:
Private-label mortgage securities	3,885,468	(94,633)	3,790,835
Total	$122,921,274	$(3,447,683)	$119,473,591

There were no securities available for sale in a continuous unrealized loss position for less than 12 months at September 30, 2012.

Securities available for sale that had been in a continuous unrealized loss position for greater than 12 months at June 30, 2013 and September 30, 2012 are as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Tax-free municipals	$255,691	$(753)	$254,938
Collateralized mortgage obligations:
Private-label mortgage securities	10,772,197	(1,040,766)	9,731,431
Total	$11,027,888	$(1,041,519)	$9,986,369

	September 30, 2012
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Tax-free municipals	$262,550	$(1,571)	$260,979
Collateralized mortgage obligations:
GNMA	133,587	(152)	133,435
Private-label mortgage securities	16,485,944	(3,410,993)	13,074,951
Total	$16,882,081	$(3,412,716)	$13,469,365

At June 30, 2013 the Company had approximately $1.1 million of gross unrealized losses on non-GSE collateralized mortgage obligations with aggregate amortized cost of approximately $14.7 million. During the quarter ended June 30, 2013 the Company did not record any other than temporary impairment charges. Other than previously stated, the Company is projecting that it will receive essentially all contractual cash flows so there is no break in yield or additional other than temporary impairment.

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

The following table summarizes the changes in the amount of credit losses on the Company’s investment securities recognized in earnings for the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Beginning balance of credit losses previously recognized in earnings	$380,446	$5,096,175	$380,446	$4,822,916
Amount related to credit losses for securities for which an other-than-temporary impairment was not previously recognized in earnings	—	—	—	—
Amount related to credit losses for securities for which an other-than-temporary impairment was previously recognized in earnings	—	—	—	273,259
Ending balance of cumulative credit losses recognized in earnings	$380,446	$5,096,175	$380,446	$5,096,175

The following table shows issuer-specific information, including current par value, book value, fair value, credit rating and unrealized gain (loss) for the Company's portfolio of non-agency collateralized mortgage obligations as of June 30, 2013:

Cusip	Description	Credit Rating (1)			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Book Value	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch	(dollars in thousands)
Investment Grade
36228FQF6	GSR 2003-4F 1A2	n/a	AA+	A	$—	$278	$278	$293	$15
55265KL80	MASTR 2003-8 4A1	n/a	A+	AAA	—	646	642	660	18
86359BVF5	SARM 2004-6 3A3	n/a	A+	n/a	—	1,204	1,204	1,097	(107)
	Total				$—	$2,128	$2,124	$2,050	$(74)
Split Rating
17307GDL9	CMLTI 2004-HYB1 A31	B1	n/a	BBB	$—	$1,345	$1,345	$1,340	$(5)
	Total				$—	$1,345	$1,345	$1,340	$(5)
Non Investment Grade
576433QD1	MARM 2004-7 5A1	Ba3	BB	n/a	$—	$5,055	$5,055	$4,441	$(614)
576433UQ7	MARM 2004-13 B1	NR	CCC	n/a	380	4,894	4,514	4,194	(320)
576433VN3	MARM 2004-15 4A1	B3	n/a	CCC	—	2,540	2,540	2,450	(90)
	Total				$380	$12,489	$12,109	$11,085	$(1,024)
	Grand Total				$380	$15,962	$15,578	$14,475	$(1,103)
______________________________

(1)	Credit ratings are current as of June 30, 2013.

Changes in accumulated other comprehensive income by component for the three and nine months ended June 30, 2013 are shown in the table below. All amounts are net of tax. The line item affected in the consolidated statements of income by the reclassified amounts is gain on securities available for sale.

	Unrealized Gains/(Losses) on Available-for-Sale Securities
	Three Months Ended June 30, 2013	Nine Months Ended June 30, 2013
Beginning balance	$(480,223)	$203,380
Other comprehensive income/(loss) before reclassifications	(1,661,580)	(2,210,157)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(135,026)
Net current-period other comprehensive income/(loss)	(1,661,580)	(2,345,183)
Ending balance	$(2,141,803)	$(2,141,803)

Note 5: Loans Receivable

Loans not covered by loss share agreements are summarized as follows:

	June 30, 2013	September 30, 2012
Loans not covered by loss sharing agreements:
1-4 family residential real estate mortgage	$113,255,214	$105,514,544
Commercial real estate	254,742,622	251,379,010
Commercial	19,214,808	16,596,833
Real estate construction	47,903,639	45,369,190
Consumer and other	17,876,981	18,107,198
Loans receivable, net of undisbursed proceeds of loans in process	452,993,264	436,966,775
Less:
Unamortized loan origination fees, net	1,030,930	1,101,481
Allowance for loan losses	8,380,450	8,189,895
Total loans not covered, net	$443,581,884	$427,675,399

The carrying amount of covered loans at June 30, 2013 and September 30, 2012, consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following tables.

	June 30, 2013
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$4,181,643	$7,042,171	$11,223,814
Commercial real estate	55,834,452	66,100,279	121,934,731
Commercial	3,222,532	5,390,592	8,613,124
Real estate construction	—	—	—
Consumer and other	586,316	3,619,659	4,205,975
Loans receivable, gross	63,824,943	82,152,701	145,977,644
Less:
Non-accretable difference	9,639,501	3,278,189	12,917,690
Allowance for covered loan losses	952,609	4,776,216	5,728,825
Accretable discount	4,870,089	1,512,111	6,382,200
Discount on acquired performing loans	—	208,157	208,157
Unamortized loan origination fees, net	—	29,165	29,165
Total loans covered, net	$48,362,744	$72,348,863	$120,711,607

	September 30, 2012
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate mortgage	$5,619,110	$9,421,190	$15,040,300
Commercial real estate	71,806,980	88,353,272	160,160,252
Commercial	12,081,845	13,885,559	25,967,404
Real estate construction	1,321,752	559,675	1,881,427
Consumer and other	708,832	5,458,309	6,167,141
Loans receivable, gross	91,538,519	117,678,005	209,216,524
Less:
Non-accretable difference	14,285,220	5,096,952	19,382,172
Allowance for covered loan losses	1,793,943	8,546,872	10,340,815
Accretable discount	9,869,297	3,055,050	12,924,347
Discount on acquired performing loans	—	308,728	308,728
Unamortized loan origination fees, net	—	32,146	32,146
Total loans covered, net	$65,590,059	$100,638,257	$166,228,316

The following table documents changes in the accretable discount on acquired FAS ASC 310-30 loans during the nine months ended June 30, 2013 and the year ended September 30, 2012:

	Impaired Loans At Acquisition	All Other Acquired Loans	Total Covered Loans
Balance, September 30, 2011	$16,893,100	$4,705,432	$21,598,532
Loan accretion	(7,023,803)	(1,650,382)	(8,674,185)
Balance, September 30, 2012	9,869,297	3,055,050	12,924,347
Loan accretion	(5,425,960)	(1,602,939)	(7,028,899)
Transfer from non-accretable difference	426,752	60,000	486,752
Balance, June 30, 2013	$4,870,089	$1,512,111	$6,382,200

The following is a summary of transactions during the three and nine months ended June 30, 2013 and 2012 in the allowance for loan losses on loans covered by loss sharing:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$6,951,125	$8,126,364	$10,340,815	$6,892,425
Loans charged off (net)	(1,489,057)	(2,193,985)	(6,123,063)	(7,330,892)
Recoveries on loans previously charged off	—	—	10,650	—
Provision for loan losses charged to FDIC receivable	224,919	300,000	1,406,102	5,780,846
Provision for loan losses charged to operations	41,838	75,000	94,321	965,000
Balance, end of period	$5,728,825	$6,307,379	$5,728,825	$6,307,379

The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate owned during the nine months ended June 30, 2013 and the year ended September 30, 2012:

	Nine Months Ended June 30, 2013	Year Ended September 30, 2012
Balance, beginning of period	$35,135,533	$96,777,791
Payments made to (received from) FDIC	5,582,011	(80,528,485)
Accretion of fair value adjustment	218,918	1,461,779
Recovery of previous loss reimbursements	(7,773,659)	(3,252,736)
Reduction in previous loss estimates	(2,847,005)	—
Provision for estimated losses on covered assets recognized in noninterest expense	8,147,152	15,976,659
External expenses qualifying under loss sharing agreements	2,978,165	4,700,525
Balance, end of period	$41,441,115	$35,135,533

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

Commercial real estate loans are generally made by the Company to Georgia, Alabama or Florida Panhandle entities and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2013, approximately 31.4% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.

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

The majority of the Company’s non-mortgage loans consist of consumer loans, including loans on deposits, second mortgage loans, home equity lines of credit, auto loans and various other installment loans. The Company primarily offers consumer loans (excluding second mortgage loans and home equity lines of credit) as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. The Company’s consumer lending generally follows accepted industry standards for non sub-prime lending, including credit scores and debt to income ratios. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement. At June 30, 2013, the Company had $13.2 million of home equity lines of credit and second mortgage loans not covered by FDIC loss sharing agreements (“loss sharing”).

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

Nonaccrual and Past Due Loans. Nonaccrual loans not covered by loss sharing, segregated by class of loans were as follows:

	June 30, 2013	September 30, 2012
1-4 family residential real estate	$1,956,241	$2,038,340
Commercial real estate	1,314,697	771,711
Commercial	184,369	191,499
Consumer and other	25,127	42,363
Total	$3,480,434	$3,043,913

An age analysis of past due loans not covered by loss sharing, segregated by class of loans at June 30, 2013 and September 30, 2012 were as follows:

June 30, 2013

		Greater than				Loans > 90
	30-89 Days	90 Days	Total		Total	Days
	Past Due	Past Due	Past Due	Current	Loans	Accruing
1-4 family residential real estate	$2,198,380	$111,551	$2,309,931	$110,945,283	$113,255,214	$6,973
Commercial real estate	1,411,937	550,140	1,962,077	252,780,545	254,742,622	—
Commercial	208,127	13,900	222,027	18,992,781	19,214,808	—
Real estate construction	—	—	—	47,903,639	47,903,639	—
Consumer and other	76,394	34,839	111,233	17,765,748	17,876,981	34,839
	$3,894,838	$710,430	$4,605,268	$448,387,996	$452,993,264	$41,812

September 30, 2012

		Greater than				Loans > 90
	30-89 Days	90 Days	Total		Total	Days
	Past Due	Past Due	Past Due	Current	Loans	Accruing
1-4 family residential real estate	$1,460,017	$621,257	$2,081,274	$103,433,270	$105,514,544	$401,726
Commercial real estate	1,459,472	—	1,459,472	249,919,538	251,379,010	—
Commercial	145,001	—	145,001	16,451,832	16,596,833	—
Real estate construction	—	—	—	45,369,190	45,369,190	—
Consumer and other	125,054	—	125,054	17,982,144	18,107,198	—
	$3,189,544	$621,257	$3,810,801	$433,155,974	$436,966,775	$401,726

An age analysis of past due loans covered by loss sharing, segregated by class of loans at June 30, 2013 and September 30, 2012 were as follows:

June 30, 2013

		Greater than				Loans > 90
	30-89 Days	90 Days	Total		Total	Days
	Past Due	Past Due	Past Due	Current	Loans (1)	Accruing (2)
1-4 family residential real estate	$173,842	$905,059	$1,078,901	$8,719,927	$9,798,828	$905,059
Commercial real estate	5,139,405	11,649,996	16,789,401	91,984,824	108,774,225	11,649,996
Commercial	398,841	537,841	936,682	4,916,312	5,852,994	537,841
Consumer and other	107,057	129,774	236,831	2,668,251	2,905,082	129,774
	$5,819,145	$13,222,670	$19,041,815	$108,289,314	$127,331,129	$13,222,670
__________________________________

(1)
Covered loan balances are net of non-accretable differences and allowance for covered loan losses and have not been reduced by $6,590,357 of accretable discounts and discounts on acquired performing loans.

(2)	Covered loans contractually past due greater than ninety days are reported as accruing loans because of accretable discounts established at the time of acquisition.

September 30, 2012

		Greater than				Loans > 90
	30-89 Days	90 Days	Total		Total	Days
	Past Due	Past Due	Past Due	Current	Loans (1)	Accruing (2)
1-4 family residential real estate	$734,789	$834,569	$1,569,358	$11,460,232	$13,029,590	$834,570
Commercial real estate	6,546,132	20,588,187	27,134,319	115,540,726	142,675,045	20,588,187
Commercial	917,019	2,984,197	3,901,216	13,723,435	17,624,651	2,984,197
Real estate construction	—	—	—	1,343,072	1,343,072	—
Consumer and other	55,441	391,755	447,196	4,373,983	4,821,179	391,754
	$8,253,381	$24,798,708	$33,052,089	$146,441,448	$179,493,537	$24,798,708
__________________________________

(1)
Covered loan balances are net of non-accretable differences and allowance for covered loan losses and have not been reduced by $13,233,075 of accretable discounts and discounts on acquired performing loans.

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

Impaired loans not covered by loss sharing, segregated by class of loans were as follows:

June 30, 2013

				Three Months Ended June 30, 2013		Nine Months Ended June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$2,023,286	$2,323,900	$—	$2,049,925	$1,187	$2,088,083	$9,642
Commercial real estate	11,883,249	13,835,260	—	12,864,051	138,972	13,620,529	445,086
Commercial	1,684,368	1,711,503	—	2,153,728	17,163	2,477,394	60,474
Real estate construction	—	—	—	—	—	—	—
Grand Total:	$15,590,903	$17,870,663	$—	$17,067,704	$157,322	$18,186,006	$515,202

There were no recorded allowances for impaired loans not covered by loss sharing at June 30, 2013. The recorded investment in accruing troubled debt restructured loans at June 30, 2013 totaled $12,128,624 and is included in the impaired loan table above.

September 30, 2012

				Year Ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$2,500,824	$2,982,895	$—	$2,867,188	$31,122
Commercial real estate	12,469,240	14,063,513	—	13,689,972	568,615
Commercial	2,847,862	2,860,935	—	2,908,659	95,676
Real estate construction	5,925	34,844	—	32,735	296
Grand Total:	$17,823,851	$19,942,187	$—	$19,498,554	$695,709

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

The following table presents the risk grades of the loan portfolio not covered by loss sharing, segregated by class of loans:

June 30, 2013

	1-4 Family Residential Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total
Pass (1-4)	$105,085,350	$222,844,548	$16,958,600	$47,814,577	$17,168,292	$409,871,367
Special Mention (5)	2,755,325	2,984,555	75,725	—	453,087	6,268,692
Substandard (6)	5,414,539	28,913,519	2,180,483	89,062	255,602	36,853,205
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total not covered loans	$113,255,214	$254,742,622	$19,214,808	$47,903,639	$17,876,981	$452,993,264

September 30, 2012

	1-4 Family Residential Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total
Pass (1-4)	$97,045,428	$217,582,908	$13,252,993	$44,075,754	$17,357,541	$389,314,624
Special Mention (5)	3,525,488	11,396,970	93,033	286,505	559,982	15,861,978
Substandard (6)	4,943,628	22,399,132	3,250,807	1,006,931	189,675	31,790,173
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total not covered loans	$105,514,544	$251,379,010	$16,596,833	$45,369,190	$18,107,198	$436,966,775

The following table presents the risk grades, ignoring grade enhancement provided by the FDIC loss sharing, of the loan portfolio covered by loss sharing agreements, segregated by class of loans at June 30, 2013 and September 30, 2012. Numerical risk ratings 5-8 constitute classified assets for regulatory reporting; however regulatory authorities consider the FDIC loss sharing percentage of either 80% or 95%, as applicable, as a reduction of the regulatory classified balance for covered loans. With respect to classified assets covered by loss sharing agreements, numerical risk ratings 5-8, for regulatory reporting purposes are done under FDIC guidance reporting the Bank’s non-reimbursable amount of the book balance of the loans as classified. The remaining reimbursable portion is classified as pass, numerical risk ratings 1-4.

June 30, 2013

	1-4 Family Residential Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total
Numerical risk rating (1-4)	$5,450,326	$48,107,592	$2,775,958	$—	$2,154,079	$58,487,955
Numerical risk rating (5)	1,409,496	21,902,784	463,381	—	497,577	24,273,238
Numerical risk rating (6)	2,932,682	36,954,445	2,097,015	—	226,722	42,210,864
Numerical risk rating (7)	6,324	1,809,404	516,640	—	26,704	2,359,072
Numerical risk rating (8)	—	—	—	—	—	—
Total covered loans (1)	$9,798,828	$108,774,225	$5,852,994	$—	$2,905,082	$127,331,129
__________________________________

(1)
Covered loan balances are net of non-accretable differences and allowances for covered loan losses and have not been reduced by $6,590,357 of accretable discounts and discounts on acquired performing loans.

September 30, 2012

	1-4 Family Residential Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total
Numerical risk rating (1-4)	$7,153,464	$56,448,239	$6,912,992	—	$4,011,268	$74,525,963
Numerical risk rating (5)	2,223,780	27,564,628	4,040,798	1,343,072	224,720	35,396,998
Numerical risk rating (6)	3,217,548	54,282,789	5,127,288	—	581,495	63,209,120
Numerical risk rating (7)	434,798	4,379,389	1,543,573	—	3,696	6,361,456
Numerical risk rating (8)	—	—	—	—	—	—
Total covered loans (1)	$13,029,590	$142,675,045	$17,624,651	$1,343,072	$4,821,179	$179,493,537
__________________________________

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

The Company maintained its allowance for loan losses for the quarter ended June 30, 2013 in response to continued weak economic conditions, net charge-offs, financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. The following table details the allowance for loan losses on loans not covered by loss sharing by portfolio segment as of the quarters ended June 30, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

The following tables are a summary of transactions in the allowance for loan losses on loans not covered by loss sharing by portfolio segment:

	Three Months Ended June 30, 2013
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$958,862	$5,512,924	$576,976	$432,493	$147,927	$916,602	$8,545,784
Charge-offs	(40,684)	(557,053)	(39,765)	—	(67,309)	—	(704,811)
Recoveries	—	28,021	10,557	—	899	—	39,477
Provision (credit)	27,057	730,196	(144,550)	(116,623)	41,373	(37,453)	500,000
Balance at end of period	$945,235	$5,714,088	$403,218	$315,870	$122,890	$879,149	$8,380,450

	Nine Months Ended June 30, 2013
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$879,854	$5,480,132	$711,594	$287,129	$79,627	$751,559	$8,189,895
Charge-offs	(139,222)	(825,940)	(46,498)	—	(88,644)	—	(1,100,304)
Recoveries	58,784	92,750	30,766	6,875	1,684	—	190,859
Provision (credit)	145,819	967,146	(292,644)	21,866	130,223	127,590	1,100,000
Balance at end of period	$945,235	$5,714,088	$403,218	$315,870	$122,890	$879,149	$8,380,450
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance	$113,255,214	$254,742,622	$19,214,808	$47,903,639	$17,876,981		$452,993,264
Ending balance: individually evaluated for impairment	$2,023,286	$11,883,249	$1,684,368	$—	$—		$15,590,903

	Three Months Ended June 30, 2012
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$581,199	$5,925,050	$444,763	$502,534	$87,303	$984,474	$8,525,323
Charge-offs	(73,435)	(121,999)	(79,222)	—	(6,382)	—	(281,038)
Recoveries	—	—	345	—	910	—	1,255
Provision (credit)	243,566	(729,299)	636,146	69,126	10,942	69,519	300,000
Balance at end of period	$751,330	$5,073,752	$1,002,032	$571,660	$92,773	$1,053,993	$8,545,540

	Nine Months Ended June 30, 2012
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$633,364	$5,972,310	$821,830	$1,065,512	$48,276	$828,545	$9,369,837
Charge-offs	(632,219)	(1,859,352)	(408,314)	—	(68,102)	—	(2,967,987)
Recoveries	3,881	359	35,327	—	4,123	—	43,690
Provision (credit)	746,304	960,435	553,189	(493,852)	108,476	225,448	2,100,000
Balance at end of period	$751,330	$5,073,752	$1,002,032	$571,660	$92,773	$1,053,993	$8,545,540
Ending balance: individually evaluated for impairment	$—	$228,398	$—	$—	$—		$228,398
Loans:
Ending balance	$104,640,216	$255,170,238	$15,908,312	$45,704,031	$18,520,665		$439,943,462
Ending balance: individually evaluated for impairment	$2,603,761	$2,330,614	$201,358	$—	$—		$5,135,733

The following tables detail the non-accretable discount and allowance for loan losses on loans covered by loss sharing by portfolio segment:

	Three Months Ended June 30, 2013
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total
Non-accretable differences: (1)
Balance at beginning of period	$1,485,126	$14,849,446	$3,018,709	$—	$1,357,966	$20,711,247
Charge-offs	(73,050)	(1,969,512)	(290,560)	—	(57,804)	(2,390,926)
Recoveries	2,909	11,368	44,921	—	239	59,437
Provision (credit) for loan losses charged to FDIC receivable	—	237,500	(12,581)	—	—	224,919
Provision (credit) for loan losses charged to operations	10,001	31,704	(360)	—	493	41,838
Balance at end of period	$1,424,986	$13,160,506	$2,760,129	$—	$1,300,894	$18,646,515

	Nine Months Ended June 30, 2013
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total
Non-accretable differences: (1)
Balance at beginning of period	$2,010,709	$17,485,206	$8,342,754	$538,355	$1,345,963	$29,722,987
Charge-offs	(699,057)	(5,276,124)	(3,510,370)	(108,484)	(180,832)	(9,774,867)
Recoveries	11,279	459,880	55,090	1,000	4,480	531,729
Reduction in previous loss estimates credited to FDIC receivable	—	—	(2,500,000)	(345,126)	(1,879)	(2,847,005)
Provision for loan losses charged to FDIC receivable	127,300	564,632	576,419	—	137,751	1,406,102
(Credit) provision for loan losses charged to operations	(25,245)	(73,088)	196,236	536	(4,118)	94,321
Transfer to accretable discount	—	—	(400,000)	(86,281)	(471)	(486,752)
Balance at end of period	$1,424,986	$13,160,506	$2,760,129	$—	$1,300,894	$18,646,515
Covered loans:
Ending contractual balance	$11,223,814	$121,934,731	$8,613,124	$—	$4,205,975	$145,977,644
______________________________

(1)	Amounts include the allowance for covered loan losses.

	Three Months Ended June 30, 2012
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total
Non-accretable differences: (1)
Balance at beginning of period	$2,535,896	$34,410,874	$6,283,472	$807,107	$1,494,671	$45,532,020
Charge-offs	(600,076)	(11,316,124)	(3,110,438)	—	(156,689)	(15,183,327)
Recoveries	2,601	141,380	31,138	—	864	175,983
Provision for loan losses charged to FDIC receivable	25,271	243,869	25,371	835	4,654	300,000
Provision for loan losses charged to operations	6,318	60,967	6,343	209	1,163	75,000
Balance at end of period	$1,970,010	$23,540,966	$3,235,886	$808,151	$1,344,663	$30,899,676

	Nine Months Ended June 30, 2012
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total
Non-accretable differences: (1)
Balance at beginning of period	$3,429,923	$61,165,928	$7,706,431	$2,970,506	$764,924	$76,037,712
Charge-offs	(1,531,718)	(42,804,638)	(5,940,441)	(2,168,263)	(396,041)	(52,841,101)
Recoveries	4,903	732,598	209,572	—	10,146	957,219
Provision for loan losses charged to FDIC receivable	67,859	3,648,075	1,115,088	5,048	944,776	5,780,846
(Credit) provision for loan losses charged to operations	(957)	799,003	145,236	860	20,858	965,000
Balance at end of period	$1,970,010	$23,540,966	$3,235,886	$808,151	$1,344,663	$30,899,676
Covered loans:
Ending contractual balance	$15,634,715	$174,689,045	$30,112,683	$5,760,468	$6,786,346	$232,983,257
__________________________________

(1)	Amounts include the allowance for covered loan losses.

For the nine month period ended June 30, 2013 and 2012 the following tables present a breakdown of the types of concessions determined to be troubled debt restructurings (“TDRs”) during the period by loan class:

	Accruing Loans			Nonaccrual Loans
	Nine Months Ended June 30, 2013			Nine Months Ended June 30, 2013
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification
Commercial Real Estate	—	$—	$—	1	$80,462	$41,080
Total	—	$—	$—	1	$80,462	$41,080
Grand Total	—	$—	$—	1	$80,462	$41,080

	Accruing Loans			Nonaccrual Loans
	Nine Months Ended June 30, 2012			Nine Months Ended June 30, 2012
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
Commercial Real Estate	9	$5,035,496	$4,963,144	—	$—	$—
Commercial	1	2,710,914	2,710,914	—	—	—
Total	10	$7,746,410	$7,674,058	—	$—	$—

Payment structure modification
Commercial Real Estate	—	$—	$—	1	$135,063	$134,244
Total	—	$—	$—	1	$135,063	$134,244

Grand Total	10	$7,746,410	$7,674,058	1	$135,063	$134,244

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

As of June 30, 2013, loans with a balance of $49,003 defaulted within twelve months after their restructure. There were no loans as of June 30, 2012, that were modified as troubled debt restructurings and subsequently defaulted within twelve months after their restructure.

Note 6: Derivative Instruments and Hedging Activities

The Bank has entered into interest rate swap contracts in connection with its hedging of specific loans. As of June 30, 2013, the Bank has entered into interest rate swaps totaling approximately $4.4 million using a receive-variable swap to mitigate the exposure to changes in the fair value attributable to the benchmark interest rate (fixed rate) and the hedged items (loans receivable) from the effective date of the hedged instruments. As structured, the pay-fixed, receive-variable swap is evaluated as a fair value hedge and is considered highly effective. As a highly effective fair value designated hedge, the underlying hedged instrument is recorded on the balance sheet at fair value of $4.2 million with the periodic changes of the fair value reported in the consolidated statements of income.

For the three and nine months ended June 30, 2013, the interest rate swaps designated as fair value hedges resulted in a reduction to interest income of $16,465 and $45,110 respectively, on the related loans receivable. The fair value of the swaps at June 30, 2013 was recorded on the consolidated statements of financial condition as a receivable of $144,056.

The fixed rate loans being hedged with an interest rate swap are structured to include a prepayment make-whole clause. The prepayment make-whole fee represents a reasonable estimate of the economic loss (if any) from the early prepayment, in part or in whole, of the loans.

Note 7: Income Per Share

Basic net income per share is computed on the weighted average number of shares outstanding. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options, determined using the treasury stock method.

Share and share amounts held by the public prior to April 8, 2013 have been restated to reflect the completion of the second-step conversion on April 8, 2013 using a conversion ratio of 1.2471.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Net income	$1,617,949	$1,478,835	$5,336,645	$3,227,889
Denominator:
Weighted average common shares outstanding	21,747,891	19,433,762	20,165,850	19,532,028
Common stock equivalents	130,611	42,637	130,611	42,637
Diluted shares	21,878,502	19,476,399	20,296,461	19,574,665
Net income per share:
Basic	$0.07	$0.08	$0.26	$0.17
Diluted	$0.07	$0.08	$0.26	$0.16

For the periods ended June 30, 2013 and 2012 there were 107,175 and 5,869, respectively, of dilutive stock options. For the periods ended June 30, 2013 and 2012 there were 23,436 and 36,768 shares, respectively, of non-vested restricted stock which were also dilutive. The Company excluded from the calculations of diluted earnings per share for the three and nine month periods ended June 30, 2013 and 2012, 0 and 637,611 shares, respectively, which were subject to options issued with exercise prices in excess of the average market value per share during those periods.

Basic earnings per share for the three and nine month periods ended June 30, 2013 and 2012 were computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three and nine month periods ended June 30, 2013 and 2012 were computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company’s equity compensation plans.

Note 8: Real Estate Owned

The following is a summary of transactions in real estate owned:

Non-covered real estate owned:
	Nine Months	Year Ended
	Ended	September 30,
	June 30, 2013	2012
Balance, beginning of period	$2,106,757	$4,093,214
Real estate acquired through foreclosure of loans receivable	870,060	2,577,269
Real estate sold	(1,237,052)	(3,453,111)
Write down of real estate owned	(485,512)	(612,541)
Gain (loss) on sale of real estate owned	131,612	(24,074)
Real estate transferred to premises and equipment	—	(474,000)
Balance, end of period	$1,385,865	$2,106,757

Covered real estate owned:
	Nine Months	Year Ended
	Ended	September 30,
	June 30, 2013	2012
Balance, beginning of period	$21,903,204	$24,671,626
Real estate acquired through foreclosure of loans receivable	13,218,317	22,602,951
Real estate sold	(18,194,464)	(16,911,373)
Gain on real estate sold recognized in noninterest expense	348,604	—
Gain on real estate sold payable to (receivable from ) the FDIC	3,676,533	—
Provision for losses on real estate owned recognized in noninterest expense	(1,050,671)	(685,500)
Increase of FDIC receivable for loss sharing agreements	(6,741,050)	(7,774,500)
Balance, end of period	$13,160,473	$21,903,204

Note 9: Employee Benefits

The Company has a stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest over periods up to 4 or 5 years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10 year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 882,876 shares for the plan of which 68,154 have been issued or retired upon the exercise of the option granted under the plan, 660,682 are granted and outstanding with the remaining 154,039 shares available to be granted at June 30, 2013. All share and share amounts related to employee benefits have been updated to reflect the completion of the second-step conversion on April 8, 2013 at a conversion ratio of 1.2471.

No shares were granted during the quarter ended June 30, 2013.

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)
Options outstanding - September 30, 2012	697,160	$8.45	7
Option exercised	—	—	—
Options forfeited	36,478	—	—
Options granted	—	—	—
Options outstanding - June 30, 2013	660,682	$8.44	6
Options exercisable - June 30, 2013	—	$—	—

The stock price at June 30, 2013 was greater than the exercise prices of all options outstanding and exercisable and therefore had an intrinsic value of $1,080,324.

Stock option expense was $69,581 and $70,490 for the nine months ended June 30, 2013 and 2012, respectively. The following table summarizes information about the options outstanding at June 30, 2013:

Number of shares outstanding at June 30, 2013	Remaining contractual life in years	Exercise price per share
398,168	6	$8.82
174,594	7	$8.18
66,720	7	$7.22
16,212	9	$7.34
4,988	9	$7.79
660,682

The Company has a recognition and retention plan which has granted 23,436 shares of restricted stock to key employees and directors. As of June 30, 2013, these shares remain in the trust and are disclosed as treasury stock in the consolidated statements of financial condition.

	Shares	Weighted average grant date fair value per award
Unvested restricted stock awards-September 30, 2012	29,794	$12.45
Granted	—	—
Vested	6,358	25.30
Cancelled or expired	—	—
Unvested restricted stock awards-June 30, 2013	23,436	$13.62

All grants prior to October 1, 2005 vest at the earlier of the scheduled vesting or death, disability, or qualified retirement which is generally age 65 or age 55 with 10 years of service. All grants prior to October 1, 2005 are expensed to the scheduled vesting date. Grants between October 1, 2005 and January 1, 2009 will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement which is generally age 65 or age 55 with 10 years of service. Grants subsequent to January 1, 2009 will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement at age 65.

Note 10: Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At June 30, 2013, commitments to extend credit and standby letters of credit totaled $66.1 million. The Company does not anticipate any material losses as a result of these transactions.

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management, none of these matters should have a material adverse effect on the Company’s financial position or results of operation.

Note 11: Fair Value of Financial Instruments and Fair Value Measurement

Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the three months ended June 30, 2013, there were no transfers between levels.

At June 30, 2013, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S government sponsored entities, mortgage-backed securities, and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. These are inputs used by a third-party pricing service used by the Company. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.

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

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	June 30, 2013
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Tax free municipals	$16,500,190	$—	$16,500,190	$—
U.S. government sponsored entities	10,099,771	—	10,099,771	—
Mortgage–backed securities:
FNMA certificates	120,915,204	—	120,915,204	—
GNMA certificates	3,872,322	—	3,872,322	—
FHLMC certificates	56,528,799	—	56,528,799	—
Collateralized mortgage obligations:
FNMA	3,732,091	—	3,732,091	—
GNMA	4,262	—	4,262	—
FHLMC	424,281	—	424,281	—
Private-label mortgage securities:
Investment grade	2,049,231	—	2,049,231	—
Split rating (1)	1,340,217	—	1,340,217	—
Non investment grade	11,085,046	—	11,085,046	—
Total investment securities available for sale	226,551,414	—	226,551,414	—
Derivative instruments-swap asset	144,056	—	144,056	—
Assets held for sale	1,744,584	—	—	1,744,584
Total recurring assets at fair value	$228,440,054	$—	$226,695,470	$1,744,584
__________________________________

(1)	Bonds with split ratings represent securities with separate investment and non-investment grades.

	September 30, 2012
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Tax free municipals	$11,578,501	$—	$11,578,501	$—
U.S. government sponsored entities	16,627,055	—	16,627,055	—
Mortgage–backed securities:
FNMA certificates	86,584,802	—	86,584,802	—
GNMA certificates	4,945,412	—	4,945,412	—
FHLMC certificates	46,244,446	—	46,244,446	—
Collateralized mortgage obligations:
FNMA	8,027,156	—	8,027,156	—
GNMA	503,311	—	503,311	—
FHLMC	580,089	—	580,089	—
Private-label mortgage securities:
Investment grade	2,356,744	—	2,356,744	—
Split rating (1)	6,246,303	—	6,246,303	—
Non investment grade	5,685,514	—	5,685,514	—
Total investment securities available for sale	189,379,333	—	189,379,333	—
Assets held for sale	1,054,280	—	—	1,054,280
Total recurring assets at fair value	$190,433,613	$—	$189,379,333	$1,054,280

Liabilities:
Derivative instruments–swap liability	$12,443	$—	$12,443	$—
Total recurring liabilities at fair value	$12,443	$—	$12,443	$—
__________________________________

(1)	Bonds with split ratings represent securities with separate investment and non-investment grades.

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis is as follows:

	Nine Months Ended June 30, 2013	Year Ended September 30, 2012
Fair value, beginning balance	$1,054,280	$1,064,338
Purchases	—	—
Sales	—	(373,107)
Settlements	—	—
Change in unrealized loss recognized in other comprehensive income	—	—
Valuation loss recognized in noninterest expense	(468,000)	(442,000)
Total realized losses included in income	—	(81,231)
Transfers in and/or out of level 3	1,158,304	886,280
Fair value, ending balance	$1,744,584	$1,054,280

During the nine months ended June 30, 2013, the Company transferred land, building and equipment associated with two former branches with a combined cost basis of $1,158,304 into assets held for sale. As a result of the transfer, a valuation loss of $468,000 was recognized in noninterest expense.

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

		Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
June 30, 2013
Impaired loans:
Not covered under loss share	$3,073,931	$—	$—	$3,073,931
Other real estate owned:
Not covered under loss share	1,385,865	—	—	1,385,865
Covered under loss share	13,160,473	—	—	13,160,473
September 30, 2012
Impaired loans:
Not covered under loss share	2,925,972	—	—	2,925,972
Other real estate owned:
Not covered under loss share	2,106,757	—	—	2,106,757
Covered under loss share	21,903,204	—	—	21,903,204

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

Other real estate owned ("OREO") is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. A provision is charged to earnings for subsequent losses on other real estate owned when market conditions indicate such losses have occurred. The ability of the Company to recover the carrying value of other real estate owned is based upon future sales of the real estate. The ability to affect such sales is subject to market conditions and other factors beyond the Company's control, and future declines in the value of the real estate would result in a charge to earnings. The recognition of sales and gain on sales is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred. OREO represents real property taken by the Company either through foreclosure or through a deed in lieu thereof from the borrower. The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed. It has been the Company’s experience that appraisals quickly become outdated due to the volatile real-estate environment. Appraised values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. Therefore, the inputs used to determine the fair value of OREO and repossessed assets fall within Level 3. The Company may include within OREO other repossessed assets received as partial satisfaction of a loan. These assets are not material and do not typically have readily determinable market values and are considered Level 3 inputs.

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at June 30, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	General Range (Discount)			Weighted Average Discount
Impaired Loans	$3,073,931	Property appraisals	Management discount for property type and recent market volatility	14%	—	40%	22%
OREO	$14,546,338	Property appraisals	Management discount for property type and recent market volatility	27%	—	47%	44%

Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of June 30, 2013 and September 30, 2012.

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

Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are determined using available market information and specific borrower information. The estimated fair value at June 30, 2013 and September 30, 2012 has been affected by an estimate of liquidity risk of 5.5%.

LOANS HELD FOR SALE - Loans held for sale are carried at the lower of cost or market value. The fair values of loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.

CASH SURRENDER VALUE OF LIFE INSURANCE - The Company’s cash surrender value of bank owned life insurance approximates its fair value.

FDIC RECEIVABLE FOR LOSS SHARING AGREEMENTS - Fair value is estimated based on discounted future cash flows using current discount rates for instruments with similar risk and cash flow volatility.

ASSETS HELD FOR SALE - The fair value of assets held for sale by the Company is generally based on the most recent appraisals of the asset or other market information as it becomes available to management.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at June 30, 2013 and at September 30, 2012, the fair value of these commitments is not presented.

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of June 30, 2013 and September 30, 2012 is summarized below:

	June 30, 2013
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$190,657,061	$190,657,061	$190,657,061	$—	$—
Investments available for sale	226,551,414	226,551,414	—	226,551,414	—
FHLB Stock	4,435,300	4,435,300	—	4,435,300	—
Loans receivable, net	564,293,491	539,852,719	—	—	539,852,719
Loans held for sale	3,042,515	3,087,905	—	3,087,905	—
Cash surrender value of life insurance	39,526,350	39,526,350	—	39,526,350	—
FDIC receivable for loss sharing arrangements	41,441,115	41,442,721	—	—	41,442,721
Derivative instruments	144,056	144,056	—	144,056	—
Assets held for sale	1,744,584	1,744,584	—	—	1,744,584
Accrued interest and dividends receivable	2,951,145	2,951,145	—	713,234	2,237,911
Financial liabilities:
Deposits	$769,780,726	$821,034,438	$—	$821,034,438	$—
FHLB advances and other borrowings	70,000,000	76,670,262	—	76,670,262	—
Accrued interest payable	235,536	235,536	—	235,536	—

	September 30, 2012
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$108,828,220	$108,828,220	$108,828,220	$—	$—
Investments available for sale	189,379,333	189,379,333	—	189,379,333	—
FHLB Stock	5,318,200	5,318,200	—	5,318,200	—
Loans receivable, net	593,903,715	561,448,457	—	—	561,448,457
Loans held for sale	2,691,508	2,741,672	—	2,741,672	—
Cash surrender value of life insurance	33,831,920	33,831,920	—	33,831,920	—
FDIC receivable for loss sharing arrangements	35,135,533	35,492,184	—	—	35,492,184
Assets held for sale	1,054,280	1,054,280	—	—	1,054,280
Accrued interest and dividends receivable	3,241,320	3,241,320	—	721,048	2,520,272
Financial liabilities:
Deposits	$800,261,546	$805,422,429	$—	$805,422,429	$—
FHLB advances and other borrowings	81,000,000	90,732,925	—	90,732,925	—
Derivative instruments	12,443	12,443	—	12,443	—
Accrued interest payable	320,980	320,980	—	320,980	—

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended June 30, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies. Generally, deposit pricing is based upon a survey of competitors in the Bank’s market areas, and the need to attract funding and retain maturing deposits. The majority of our loans are adjustable rate products.

During the first nine months of fiscal year 2013, the national economy continued to show signs of recovery, as evidenced by increases in consumer spending and the stabilization of the labor market, the housing sector, and financial markets. However, unemployment levels remained elevated and unemployment periods prolonged, housing prices remained depressed and demand for housing was weak, due to distressed sales and tightened lending standards. The local economy continues to experience many of these same negative trends and seems to be lagging the national economy in exhibiting many of the recovery signs mentioned above. In an effort to support mortgage lending and housing market recovery, and to help improve credit conditions overall, the Federal Open Market Committee of the Federal Reserve has maintained the overnight lending rate between zero and 25 basis points since December 2008 and the Federal Reserve has been purchasing mortgage-backed securities and treasuries on a monthly basis.

Net income was $5.3 million for the nine months ended June 30, 2013 compared to $3.2 million for the nine months ended June 30, 2012, an increase of $2.1 million over the prior period. Net income was $1.6 million for the three months ended June 30, 2013 compared to $1.5 million for the three months ended June 30, 2012.

On April 8, 2013, Charter Financial Corporation, a Maryland corporation, completed its conversion from the mutual holding company to the stock holding company form of organization. As of the same date, Charter Federal and First Charter, MHC ceased to exist. A total of 14,289,429 shares of common stock were sold in the subscription and community offerings at a price of $10.00 per share. As part of the conversion, each existing share of Charter Federal's common stock held by public stockholders was converted into the right to receive 1.2471 shares of Charter Financial common stock. The exchange ratio ensured that, after the conversion and offering, the public shareholders of Charter Federal maintained approximately the same ownership interest in Charter Financial as they owned previously, exclusive of any new shares purchased or cash issued in lieu of fractional shares.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, the Company considers its critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, real estate owned, goodwill and other intangible assets, deferred income taxes, receivable from FDIC under loss sharing agreements, and estimation of fair value. There have been no material changes in our critical accounting policies during the nine months ended June 30, 2013.

Comparison of Financial Condition at June 30, 2013 and September 30, 2012

Assets. Total assets increased by $93.1 million, or 9.0%, to $1.1 billion at June 30, 2013. Cash and cash equivalents increased by $81.8 million, FDIC loss share receivable increased by $6.3 million and securities available for sale increased by $37.2 million. These increases were partially offset by a decline of $29.6 million in net loans receivable.

Cash and cash equivalents. Cash and cash equivalents increased to $190.7 million at June 30, 2013, up from $108.8 million at September 30, 2012. This increase was primarily due to an increase in interest earning deposits in other financial institutions from the net proceeds of our conversion and stock offering completed on April 8, 2013.

Loans. At June 30, 2013, total loans were $564.3 million, or 50.1% of total assets. As indicated by the table below, during the nine months ended June 30, 2013, our loan portfolio decreased by $29.6 million, or 5.0%. Loans covered by loss share agreements, net, decreased $45.5 million, or 27.4%, to $120.7 million at June 30, 2013 from $166.2 million at September 30, 2012, as we continue to progress through the resolution process on loss share assets. These decreases were partially offset by an increase in loans not covered by loss share agreements, net, of $15.9 million or 3.7%, to $443.6 million at June 30, 2013 from $427.7 million at September 30, 2012, due primarily to increases of $7.7 million in residential real estate loans and $5.9 million in commercial loans.

Non-covered and Covered Loans, net

	Non-covered (1)	Covered (2)	Total
	(dollars in thousands)
Loan Balances:
June 30, 2013	$443,582	$120,711	$564,293
March 31, 2013	421,175	131,359	552,534
December 31, 2012	426,370	149,268	575,638
September 30, 2012	427,676	166,228	593,904
June 30, 2012	430,292	186,545	616,837
March 31, 2012	435,424	203,626	639,050
December 31, 2011	432,108	218,623	650,731
September 30, 2011	419,979	235,050	655,028
June 30, 2011	434,309	120,140	554,449
__________________________________

(1)	Non-covered loans are shown net of deferred loan fees and allowance for loan losses.

(2)	Covered loans are shown net of deferred loan fees, allowances and accretable discounts.

FDIC Receivable for Loss Share Agreements. As of June 30, 2013, 21.4% of our outstanding principal balance of loans and 90.5% of our other real estate owned assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for 80% or 95%, depending on the contract of all losses incurred in connection with those assets. We estimated the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and other real estate owned assets, and we recorded the estimate as a receivable from the FDIC. The FDIC receivable for loss share agreements was $41.4 million as of June 30, 2013 and $35.1 million as of September 30, 2012. The increase in the amount of FDIC receivable was largely attributable to cash proceeds we paid to the FDIC during the first nine months of the current fiscal year related to a modified interpretation of the timing of reimbursable losses at September 30, 2012. The balance of the FDIC receivable was also reduced or increased as a result of changes in estimated cash flows to be received from the FDIC from transactions in the covered assets. When these transactions are recorded, we also record an offsetting amount in our consolidated statements of income.

Investment Securities Portfolio. At June 30, 2013, our investment securities portfolio totaled $226.6 million, compared to $189.4 million at September 30, 2012. The increase was due to $101.3 million in securities purchased using a portion of the new capital from the stock offering, partially offset by $14.0 million in sales, $9.4 million in securities that were called or matured and $35.2 million in principal paydowns.

During the first nine months of fiscal 2013, we had no additional other-than-temporary impairment charges on non-agency collateralized mortgage backed securities. Through June 30, 2013, we had cumulatively recorded $380,000 of other-than-temporary impairment charges with respect to one private label security. No other non-agency collateralized mortgage backed securities in our investment portfolio were other- than- temporarily impaired at June 30, 2013.

Bank Owned Life Insurance.  The total cash surrender values of bank owned life insurance policies at June 30, 2013 and September 30, 2012 were $39.5 million and $33.8 million, respectively. This increase was primarily due to the purchase of an additional $5.0 million policy.

Deposits. Total deposits decreased $30.5 million, or 3.8%, to $769.8 million at June 30, 2013 from $800.3 million at September 30, 2012. The decrease was caused primarily by a decline in certificates of deposit of $55.4 million but partially offset by a $26.5 million increase in transaction accounts. We reduced the rates paid on certificates of deposit to better match the level of our interest-bearing liabilities with loans. At June 30, 2013, deposits were $769.8 million, of which $761.6 million were retail deposits and $8.2 million were brokered and other wholesale deposits. Funds on deposit from internet services and brokered deposits are considered as wholesale deposits. The following table shows deposit fees earned and deposit balances by category for the quarter end periods indicated:

		Deposit Balances
	Deposit Fees	Transaction Accounts (1)	Savings	Money Market	Total Core Deposits (1)	Retail Certificates of Deposit	Wholesale Certificates of Deposit	Total Deposits (1)
	(dollars in thousands)
June 30, 2013	$1,915	$302,471	$49,681	$129,078	$481,230	$280,372	$8,179	$769,781
March 31, 2013	1,878	293,143	49,890	131,523	474,556	292,650	13,215	780,421
December 31, 2012	1,950	284,509	48,685	130,151	463,345	312,026	30,747	806,118
September 30, 2012	1,950	275,998	51,192	129,103	456,293	323,105	20,864	800,262
June 30, 2012	1,715	281,358	52,703	133,807	467,868	332,707	20,958	821,533
March 31, 2012	1,620	285,858	55,980	128,996	470,834	353,723	20,951	845,508
December 31, 2011	1,724	266,515	54,055	130,122	450,692	385,926	22,887	859,505
September 30, 2011	1,601	268,515	56,857	121,804	447,176	436,213	27,705	911,094
June 30, 2011	1,448	211,513	19,438	88,409	319,360	344,474	31,984	695,818
__________________________________

(1)	March 31, 2013 core deposits are reduced by $138,567 of deposits held by the Bank for stock orders from the second-step conversion which closed April 8, 2013.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Atlanta ("FHLB"). At June 30, 2013, borrowings totaled $70.0 million, a decrease of $11.0 million from September 30, 2012. The decrease was due to the payoff of a short-term daily rate FHLB advance in October 2012 and a maturing $10.0 million 3.42% fixed rate advance in March 2013.

Based upon available investment and loan collateral, additional advances of $131.5 million were available from the Federal Home Loan Bank of Atlanta at June 30, 2013.

At June 30, 2013, approximately $54.2 million of a line of credit was available to us at the Federal Reserve Bank of Atlanta based on loan collateral pledged. The line of credit at the Federal Reserve Bank of Atlanta was not used other than periodic tests to ensure the line was functional.

Stockholders’ Equity. At June 30, 2013, total stockholders’ equity totaled $279.1 million, or $12.72 per net share, a $136.6 million increase from September 30, 2012. The increase was primarily due to proceeds from our conversion and stock offering completed on April 8, 2013, in addition to net income of $5.3 million for the nine months ended June 30, 2013.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and June 30, 2012

General. Net income increased $139,000, or 9.4%, to $1.6 million for the quarter ended June 30, 2013 from $1.5 million for the quarter ended June 30, 2012. However, due to a higher outstanding share count in the 2013 quarter as a result of the reorganization to a full stock holding company and the associated stock offering, basic and diluted EPS were lower by $0.01. Net interest income declined $623,000, or 6.5%, to $8.9 million for the quarter ended June 30, 2013 from $9.5 million for the quarter ended June 30, 2012 as a result of lower average yields but partially offset by higher average balances of interest earning assets. For the quarter ended June 30, 2013, our net interest margin decreased to 3.63% from 4.33% for the quarter ended June 30, 2012 due to lower interest rates related to interest-earning assets, including an increase in lower yielding cash from our capital raise completed on April 8, 2013. The non-covered provision for loan losses was $500,000 for the quarter ended June 30, 2013 compared to $300,000 for the quarter ended June 30, 2012. Covered provision for loan losses was $42,000 in the quarter ended June 30, 2013 compared to $75,000 for the quarter ended June 30, 2012. Noninterest income decreased $255,000, or 8.7%, to $2.7 million for the quarter ended June 30, 2013 from $2.9 million for the quarter ended June 30, 2012. Noninterest expense decreased by $2.7 million to $8.8 million for the quarter ended June 30, 2013 from $11.5 million for the quarter ended June 30, 2012. Noninterest expense was lower primarily due to a decrease in salaries and employee benefits and a decrease in the net cost of real estate owned.

Interest and Dividend Income. Total interest and dividend income decreased $1.2 million, or 9.8%, to $10.7 million for the quarter ended June 30, 2013 from $11.8 million for the quarter ended June 30, 2012 due primarily to the decrease in interest on loans. Interest on loans decreased $1.1 million, or 10.6%, to $9.6 million for the quarter ended June 30, 2013 as a result of a $72.8 million, or 11.42%, decrease in the average balance of loans receivable to $564.9 million for the quarter ended June 30, 2013. The lower average balance was primarily the result of loan repayments and charge-offs on loans covered by loss share agreements. The average yield on loans increased to 6.83% for the quarter ended June 30, 2013 compared to 6.76% for the quarter ended June 30, 2012. The higher yield was impacted by $428,000 of interest income recognized on a loan that returned to accrual status in the current quarter and $129,000 of interest income recognized on a non-accruing loan that was paid in full in the current quarter. Our loans acquired through FDIC acquisitions carry higher yields than our legacy loan portfolio. As our percentage of covered loans to total loans declines in future periods, our net interest margin will likely also decline.

Interest on mortgage-backed securities and collateralized mortgage obligations decreased $66,000 to $817,000 for the quarter ended June 30, 2013 from $883,000 for the quarter ended June 30, 2012, as a result of a 43 basis point decrease in average yield to 1.77% due to low interest rates on newly purchased mortgage-backed securities partially offset by a $24.5 million, or 15.3%, increase in the average balance of such securities to $184.8 million.

Interest on other investment securities, which consisted of agency and municipal securities decreased $25,000 to $42,000 for the quarter ended June 30, 2013 from $67,000 for the quarter ended June 30, 2012 as investment securities average balances declined $1.6 million to $26.0 million while the average yield decreased to 0.64% for the quarter ended June 30, 2013 from 0.97% for the quarter ended June 30, 2012 as interest rates remained low.

Interest on interest earning deposits increased $86,000 to $124,000 for the quarter ended June 30, 2013 from $38,000 for the quarter ended June 30, 2012 as average balances on interest earning deposits increased $155.5 million due to the investment of cash proceeds from our conversion and stock offering completed on April 8, 2013.

The following table shows selected yield and rate information for the quarter end periods indicated:

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Yield on Loans	6.83%	7.08%	6.87%	6.65%	6.76%
Yield on Mortgage Securities	1.77%	1.84%	1.80%	1.94%	2.20%
Yield on Assets	4.33%	5.00%	5.07%	5.05%	5.36%

Cost of Deposits	0.57%	0.62%	0.68%	0.71%	0.77%
Cost of CD's	1.12%	1.13%	1.20%	1.24%	1.30%
Cost of NOW Accounts	0.13%	0.13%	0.14%	0.15%	0.15%
Cost of Rewards Checking	0.34%	0.37%	0.40%	0.41%	0.62%
Cost of Savings	0.05%	0.05%	0.05%	0.05%	0.05%
Cost of MMDA	0.19%	0.26%	0.29%	0.31%	0.35%
Cost of Borrowings	4.24%	4.10%	4.19%	4.18%	4.13%
Cost of Liabilities	0.90%	0.97%	1.04%	1.06%	1.09%

Loan/Deposit Spread	6.26%	6.46%	6.19%	5.94%	5.99%
Asset/Liability Spread	3.43%	4.03%	4.03%	3.99%	4.27%

Interest Expense. Total interest expense decreased $528,000, or 23.3%, to $1.7 million for the quarter ended June 30, 2013 compared to $2.3 million for the quarter ended June 30, 2012. Interest expense declined due to a 19 basis point, or 17.4%, decline in the average cost of interest-bearing liabilities to 0.90% for the quarter ended June 30, 2013 from 1.09% for the quarter ended June 30, 2012, reflecting continued low market interest rates. The average balance of interest-bearing liabilities decreased by $58.5 million, or 7.0%, to $771.9 million for the quarter ended June 30, 2013 compared to $830.5 million for the quarter ended June 30, 2012 as a result of a reduction in higher cost certificates of deposit acquired in FDIC acquisitions and higher costing FHLB advances that matured and were repaid.

Interest expense on deposits decreased $442,000 or 30.6%, to $1.0 million for the quarter ended June 30, 2013 compared to $1.4 million for the quarter ended June 30, 2012. The decrease was due primarily to a 20 basis point decrease in average cost of deposits to 0.57% for the current quarter compared to 0.77% for the quarter ended June 30, 2012. The decrease in the average cost of deposits was largely due to lower market interest rates and an increase in the mix of lower costing demand deposits relative to higher costing certificates of deposit. The average cost on savings accounts remained unchanged at 0.05% for the quarter ended June 30, 2013 from the quarter ended June 30, 2012. The average cost on rewards checking decreased 28 basis points to 0.34% for the quarter ended June 30, 2013 compared to 0.62% for the quarter ended June 30, 2012. Rewards checking is a premium rate demand account based on average balance, electronic transaction activity, and other criteria. Interest expense on certificates of deposit decreased $351,000 to $829,000 for the quarter ended June 30, 2013, from $1.2 million for the quarter ended June 30, 2012, reflecting the $65.8 million, or 18.2%, decrease in the average balance of such deposits and a 18 basis point decrease in average certificate of deposit cost to 1.12%. This represented a continuation of our strategy to run off certificates of deposit accounts from our FDIC acquisitions.

Interest expense on FHLB advances decreased $87,000 to $742,000 for the quarter ended June 30, 2013 compared to $829,000 for the quarter ended June 30, 2012, due to a decrease of $10.2 million, or 12.8%, in the average balance of advances. The average cost of advances increased 11 basis points for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012.

Net Interest Income. Net interest income declined $623,000, or 6.5%, to $8.9 million for the quarter ended June 30, 2013, from $9.5 million for the quarter ended June 30, 2012. The decrease was primarily due to a decrease in interest and dividend income of $1.2 million, partially offset by a decrease in interest expense of $528,000. Interest and dividend income decreased due to the decrease in the average balance of loans receivable of $72.8 million partially offset by an increase in the average balance of mortgage-backed securities and collateralized mortgage obligations available for sale of $24.5 million for the quarter ended June 30, 2013. In addition, the average yield on assets decreased 103 basis points during the quarter ended June 30, 2013 as compared to the prior year quarter primarily due to a $155.5 million increase in lower yielding interest-earning deposits in other financial institutions and a decrease in the average yield in the mortgage-backed securities and collateralized mortgage obligations. The decrease in interest expense was due to a 20 basis point decline in the average cost of total interest bearing deposits to 0.57% for the quarter ended June 30, 2013 from 0.77% for the quarter ended June 30, 2012, partially offset by an 11 basis point increase in the average cost of borrowings to 4.24% for the quarter ended June 30, 2013 from 4.13% for the quarter ended June 30, 2012. In addition, the average balance of interest-bearing liabilities decreased $58.5 million during the quarter ended June 30, 2013 as compared to the same prior year quarter. As the table indicates below, our net interest margin decreased 70 basis points to 3.63% for the June quarter of 2013 from 4.33% for the June quarter of 2012, while our net interest rate spread decreased 84 basis points to 3.43% for the third fiscal quarter of 2013 from 4.27% for the comparable quarter of 2012. Lower average balances on loans outstanding, partially offset by lower rates paid on certificates of deposits contributed to reduced net interest margin. Additionally, 106 basis points of purchase discount accretion are included in the net interest margin. There is $6.6 million of discount remaining to accrete into interest income over the next thirteen quarters with the accretion heavily weighted towards the early quarters.

	For the Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$203,091	$124	0.24%	$47,616	$38	0.32%
FHLB common stock and other equity securities	4,407	29	2.66	7,395	35	1.89
Mortgage-backed securities and collateralized mortgage obligations available for sale (3)	184,833	817	1.77	160,323	882	2.20
Other investment securities available for sale (3)	25,986	42	0.64	27,546	67	0.97
Loans receivable (1)(2)(3)	564,863	9,642	6.83	637,692	10,783	6.76
Total interest-earning assets	983,180	10,654	4.33	880,572	11,805	5.36
Total noninterest-earning assets	170,008	—		165,558	—
Total assets	$1,153,188	10,654		$1,046,130	11,805
Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$162,665	$54	0.13%	$149,688	$57	0.15%
Rewards checking	51,863	44	0.34	56,237	87	0.62
Savings accounts	49,702	6	0.05	54,129	7	0.05
Money market deposit accounts	141,723	68	0.19	128,438	111	0.35
Certificate of deposit accounts	296,014	829	1.12	361,775	1,180	1.30
Total interest-bearing deposits	701,967	1,001	0.57	750,267	1,442	0.77
Borrowed funds	69,978	742	4.24	80,220	829	4.13
Total interest-bearing liabilities	771,945	1,743	0.90	830,487	2,271	1.09
Noninterest-bearing deposits	101,677			67,117
Other noninterest-bearing liabilities	7,498			9,835
Total noninterest-bearing liabilities	109,175	—		76,952	—
Total liabilities	881,120	1,743		907,439	2,271
Total stockholders' equity	272,068			138,691
Total liabilities and stockholders' equity	$1,153,188	1,743		$1,046,130	2,271
Net interest income		$8,911			$9,534

Net interest earning assets (4)		$211,235			$50,085
Net interest rate spread (5)			3.43%			4.27%
Net interest margin (6)			3.63%			4.33%
Ratio of average interest-earning assets to average interest-bearing liabilities			127.36%			106.03%
__________________________________

(1)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(2)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on non-accrual loans.

(3)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$124	$(9)	$(29)	$86
FHLB common stock and other equity securities	(14)	14	(6)	(6)
Mortgage-backed securities and collateralized mortgage obligations available for sale	135	(174)	(26)	(65)
Other investment securities available for sale	(4)	(23)	2	(25)
Loans receivable	(1,232)	102	(11)	(1,141)
Total interest-earnings assets	$(991)	$(90)	$(70)	$(1,151)
Interest Expense
NOW accounts	$6	$(51)	$(1)	$(46)
Savings accounts	(1)	—	—	(1)
Money market deposit accounts	11	(49)	(5)	(43)
Certificate of deposit accounts	(214)	(167)	30	(351)
Total interest-bearing deposits	(198)	(267)	24	(441)
Borrowed funds	(106)	21	(2)	(87)
Total Interest-bearing Liabilities	$(304)	$(246)	$22	$(528)
Net Change in net interest income	$(687)	$156	$(92)	$(623)

Provision for Non-Covered Loan Losses. The provisions for loan losses for the quarters ended June 30, 2013 and June 30, 2012 were $500,000 and $300,000, respectively, for non-covered loans. Net charge-offs on non-covered loans increased to $665,000 for the quarter ended June 30, 2013, from $280,000 for the quarter ended June 30, 2012. The allowance for loan losses for non-covered loans was $8.4 million, or 1.85% of total non-covered loans receivable at June 30, 2013 compared to $8.5 million, or 1.94% of total non-covered loans receivable, at June 30, 2012. Our nonperforming loans declined to $3.5 million at June 30, 2013 from $6.0 million at June 30, 2012.

Provision for Covered Loan Losses. For the quarter ended June 30, 2013, the provision for covered loan losses was $42,000 compared to $75,000 for the quarter ended June 30, 2012 as our estimate of losses on covered loans declined. The provision for covered loans for the quarter ended June 30, 2013 primarily related to a provision of $12,000 related to certain loans of NCB and a provision of $30,000 related to certain loans of FNB. If future losses occur due to declines in the market during the five year period covered by loss share agreements, the losses on loans acquired from both NCB and MCB will be reimbursed at 95% and FNB at 80% based on the terms of the FDIC loss sharing agreements. At June 30, 2013 covered loans totaled $120.7 million and is net of $18.6 million in related non-accretable and accretable discounts and allowances.

Noninterest Income. Noninterest income decreased $255,000, or 8.7%, to $2.7 million for the quarter ended June 30, 2013 from $2.9 million for the quarter ended June 30, 2012. As indicated below, discount accretion on FDIC assisted transactions decreased $366,000 to an expense of $115,000 for the quarter ended June 30, 2013 from $251,000 for the quarter ended June 30, 2012 due primarily to amortization of $300,000 on the FDIC indemnification asset due to a reduction in previous loss estimates which established allowance for loan losses offset by accretion on FDIC covered real estate during the 2013 period. Fees on checking accounts increased by $200,000, or 11.7%, due primarily to increases in network exchange fees and slight increases in NSF and other deposit service charges. Gains on loans and servicing released fees increased $146,000 as a result of higher mortgage loan production. For the quarters ended June 30, 2013 and June 30, 2012, no additional charges for other-than-temporary impairment of non-agency collateralized mortgage-backed securities were incurred.

	For the Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(dollars in thousands)
Deposit fees	$1,915	$1,878	$1,950	$1,950	$1,715
Gain on the sale of loans	407	385	350	353	261
Brokerage commissions	153	175	141	70	222
Bank owned life insurance	211	228	255	261	264
Gain on sale of investments, net	—	—	220	307	—
FDIC (amortization) receivable accretion	(115)	186	148	186	251
Loss on sale of other assets held for sale	—	—	—	68	—
Other income	91	125	147	423	204
Total Noninterest Income	$2,662	$2,977	$3,211	$3,618	$2,917

Noninterest Expense. Total noninterest expense decreased $2.7 million, or 23.8% to $8.8 million for the quarter ended June 30, 2013, compared to $11.5 million for the quarter ended June 30, 2012. The decrease was primarily due to declines in salaries and employee benefits of $810,000. Other operating expense decreased $839,000 for the current quarter as a result of a write down in the prior year period of real estate owned by the Bank that was classified as available for sale. Other real estate owned expenses decreased $753,000 for the current quarter due to an impairment charge recorded in the quarter ended June 30, 2012.

The following table shows noninterest expense by category for the periods indicated:

	For the Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(dollars in thousands)
Compensation & employee benefits	$4,460	$4,367	$4,676	$4,757	$5,270
Occupancy	1,845	1,718	1,761	1,849	1,899
Legal and professional	459	493	323	342	341
Marketing	336	323	268	384	527
Furniture and equipment	203	210	202	209	246
Postage, office supplies, and printing	283	277	247	214	280
Core deposit intangible amortization expense	116	121	128	132	142
Other	829	1,198	667	408	1,668
Federal insurance premiums and other regulatory fees	254	(142)	245	252	390
Net cost (benefit) of operations of other real estate owned	(22)	1,192	(192)	47	731
Total Noninterest Expense	$8,763	$9,757	$8,325	$8,594	$11,494

Income Taxes. Income taxes increased to $650,000 for the quarter ended June 30, 2013 from an $897,000 benefit for the quarter ended June 30, 2012 due to an increase in our income before provision for income taxes of $1.7 million and a $1.0 million tax reserve for previous uncertain tax positions that was resolved in the quarter ended June 30, 2012. Our effective tax rate was 28.6% in the quarter ended June 30, 2013 and a benefit of 154.2% in the quarter ended June 30, 2012.

Comparison of Operating Results for the Nine Months Ended June 30, 2013 and June 30, 2012

General. Net income increased $2.1 million, or 65.3%, to $5.3 million for the nine months ended June 30, 2013 from $3.2 million for the nine months ended June 30, 2012. Net interest income declined $1.5 million, or 5.2%, to $27.0 million for the nine months ended June 30, 2013 from $28.5 million for the nine months ended June 30, 2012 as a result of the lower average yields of interest earning assets partially offset by higher average balances of interest earning assets. For the nine months ended June 30, 2013, our net interest margin decreased to 3.95% from 4.20% for the quarter ended June 30, 2012 due to lower interest rates related to interest-earning assets including an increase in lower yielding cash from our capital raise completed on April 8, 2013. The non-covered provision for loan losses was $1.1 million for the nine months ended June 30, 2013 and $2.1 million for the nine months ended June 30, 2012. Covered provision for loan losses totaled $94,000 in the nine months ended June 30, 2013 compared to a provision of $965,000 for the nine months ended June 30, 2012. Noninterest income decreased $443,000, or 4.8%, to $8.9 million for the nine months ended June 30, 2013 from $9.3 million for the nine months ended June 30, 2012. Noninterest expense decreased $4.9 million to $26.8 million for the nine months ended June 30, 2013 from $31.7 million for the nine months ended June 30, 2012. Noninterest expense was lower, primarily as a result of higher noninterest expense incurred in the prior year period as a result of the integration of the FNB assisted acquisition, as well as decreased salaries and employee benefits and lower net costs of operations of real estate owned in the current period.

Interest and Dividend Income. Total interest and dividend income decreased $4.2 million, or 11.5%, to $32.7 million for the nine months ended June 30, 2013 from $36.9 million for the nine months ended June 30, 2012 due primarily to the decrease in interest on loans. Interest on loans decreased $4.0 million, or 11.8%, to $30.0 million for the nine months ended June 30, 2013 as a result of a $72.9 million, or 11.2%, decrease in the average balance of loans receivable to $577.3 million for the nine months ended June 30, 2013. The lower average balance was primarily the result of loan repayments and charge-offs on loans covered by loss share agreements. The average yield on loans declined to 6.92% for the nine months ended June 30, 2013 compared to 6.97% for the nine months ended June 30, 2012. Continued low interest rates, lower accretion of discount on purchased loans and the repayment of higher yielding existing loans contributed to the lower overall loan yield. Our loans acquired through FDIC acquisitions carry higher yields than our legacy loan portfolio. As our percentage of covered loans to total loans declines in future periods, our net interest margin will likely also decline. We had $7.1 million of accretion income included in interest and dividend income for the nine months ended June 30, 2013 compared to $6.7 million for the nine months ended June 30, 2012. There is $6.6 million of discount remaining to accrete into interest income over the next thirteen quarters with the accretion heavily weighted towards the early quarters.

Interest on mortgage-backed securities and collateralized mortgage obligations decreased $270,000 to $2.3 million for the nine months ended June 30, 2013 from $2.6 million for the nine months ended June 30, 2012, reflecting a 47 basis point decrease in average yield to 1.80%, due to low interest rates on newly purchased mortgage-backed securities partially offset by a $19.1 million, or 12.7%, increase in the average balance of such securities to $169.3 million.

Interest and dividend income on Federal Home Loan Bank of Atlanta common stock increased to $95,000 for the nine months ended June 30, 2013 from $88,000 for the nine months ended June 30, 2012 as the FHLB dividend rate increased.

Interest on other investment securities, which consisted of agency and municipal securities decreased $59,000 to $136,000 for the nine months ended June 30, 2013 from $195,000 for the nine months ended June 30, 2012 as investment securities average balances decreased by $2.3 million for the current period and the average yield decreased to 0.73% for the nine months ended June 30, 2013 from 0.95% for the nine months ended June 30, 2012 as interest rates remained low.

Interest on interest earning deposits increased $93,000 to $225,000 for the nine months ended June 30, 2013 from $132,000 for the nine months ended June 30, 2012 as average balances increased $66.6 million as a result of the investment of proceeds from our conversion and stock offering completed on April 8, 2013.

Interest Expense. Total interest expense decreased $2.8 million, or 32.6%, to $5.7 million for the nine months ended June 30, 2013 compared to $8.5 million for the nine months ended June 30, 2012. Interest expense decreased due to a 31 basis point, or 24.2%, decrease in the average cost of interest-bearing liabilities to 0.97% for the nine months ended June 30, 2013 from 1.28% for the nine months ended June 30, 2012, reflecting continued low market interest rates. The average balance of interest-bearing liabilities decreased by $94.5 million, or 10.8%, to $783.6 million for the nine months ended June 30, 2013 compared to $878.1 million for the nine months ended June 30, 2012 as higher costing FHLB advances matured and were repaid and a reduction in higher cost certificates of deposit acquired in FDIC acquisitions.

Interest expense on deposits decreased $2.0 million, or 37.6%, to $3.3 million for the nine months ended June 30, 2013 compared to $5.3 million for the nine months ended June 30, 2012. The decrease was due primarily to a 29 basis point decrease in average cost of deposits to 0.62% for the current quarter compared to 0.91% for the nine months ended June 30, 2012. The decrease in the average cost of deposits was largely due to lower market interest rates, an increase in the mix of lower costing demand deposits relative to higher costing certificates of deposit and the repricing downward of higher costing certificates of deposit. The average cost on savings accounts decreased 19 basis points from 0.24% for the nine months ended June 30, 2012 to 0.05% for the nine months ended June 30, 2013. The average cost on rewards checking decreased 27 basis points to 0.37% for the nine months ended June 30, 2013 compared to 0.64% for the nine months ended June 30, 2012. Rewards checking is a premium rate demand account based on average balance, electronic transaction activity, and other criteria. Interest expense on certificates of deposit decreased $1.6 million to $2.7 million for the nine months ended June 30, 2013, from $4.4 million for the nine months ended June 30, 2012, reflecting the $79.1 million, or 19.9%, decrease in the average balance of such deposits and a 32 basis point decrease in average certificate of deposit cost to 1.15%. This represented a continuation of our strategy to run off certificates of deposit accounts from our FDIC acquisitions.

Interest expense on Federal Home Loan Bank advances decreased $765,000 to $2.4 million for the nine months ended June 30, 2013 compared to $3.2 million for the nine months ended June 30, 2012, due to a decrease of $22.5 million, or 22.8%, in the average balance of advances. The average cost of advances decreased 8 basis points for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012.

Net Interest Income. Net interest income decreased $1.5 million, or 5.2%, to $27.0 million for the nine months ended June 30, 2013, from $28.5 million for the nine months ended June 30, 2012. The decrease was primarily due to a decrease in interest and dividend income of $4.2 million, partially offset by a decrease in interest expense of $2.8 million. Interest and dividend income decreased primarily due to the decrease in the average balance of loans receivable of $72.9 million partially offset by increases in the average balances of mortgage-backed securities and collateralized mortgage obligations available for sale of $19.1 million and interest-earning deposits of $66.6 million for the nine months ended June 30, 2013. In addition, the average yield on assets decreased 65 basis points during the nine months ended June 30, 2013 as compared to the same prior year period. The decrease in interest expense was due to a 29 basis point decline in the average cost of total interest bearing deposits to 0.62% for the nine months ended June 30, 2013 from 0.91% for the nine months ended June 30, 2012, and a 32 basis point decrease in the average cost of certificates of deposits to 1.15% for the nine months ended June 30, 2013 from 1.47% for the nine months ended June 30, 2012. In addition, the average balance of interest bearing liabilities decreased $94.5 million for the nine months ended June 30, 2013 as compared to the same prior year period. As the table indicates below, our net interest margin decreased 25 basis points during the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012, while our net interest rate spread decreased 34 basis points to 3.82% for the first nine months of fiscal 2013 from 4.16% for the comparable nine months of 2012. Lower average balances on loans outstanding, partially offset by lower rates paid on certificates of deposits contributed to reduced net interest margin.

	For the Nine Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$134,628	$225	0.22%	$68,051	$132	0.26%
FHLB common stock and other equity securities	4,965	95	2.55%	8,867	88	1.32%
Mortgage-backed securities and collateralized mortgage obligations available for sale (3)	169,320	2,285	1.80%	150,256	2,555	2.27%
Other investment securities available for sale (3)	25,141	137	0.73%	27,483	195	0.95%
Loans receivable (1) (2) (3)	577,277	29,969	6.92%	650,202	33,976	6.97%
Total interest-earning assets	911,331	32,711	4.79%	904,859	36,946	5.44%
Total noninterest-earning assets	153,793	—		185,103	—
Total assets	$1,065,124	32,711		$1,089,962	36,946
Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$154,547	$155	0.13%	$144,499	$177	0.16%
Rewards checking	52,035	146	0.37%	57,901	280	0.64%
Savings accounts	49,596	18	0.05%	54,511	98	0.24%
Money market deposit accounts	133,077	245	0.25%	125,241	369	0.39%
Certificate of deposit accounts	317,961	2,743	1.15%	397,043	4,374	1.47%
Total interest-bearing deposits	707,216	3,307	0.62%	779,195	5,298	0.91%
Borrowed funds	76,418	2,392	4.17%	98,931	3,157	4.25%
Total interest-bearing liabilities	783,634	5,699	0.97%	878,126	8,455	1.28%
Noninterest-bearing deposits	88,018			63,135
Other noninterest-bearing liabilities	6,781			10,447
Total noninterest-bearing liabilities	94,799	—		73,582	—
Total liabilities	878,433	5,699		951,708	8,455
Total stockholders' equity	186,691			138,254
Total liabilities and stockholders' equity	$1,065,124	5,699		$1,089,962	8,455
Net interest income		$27,012			$28,491

Net interest earning assets (4)		$127,697			$26,733
Net interest rate spread (5)			3.82%			4.16%
Net interest margin (6)			3.95%			4.20%
Ratio of average interest-earning assets to average interest-bearing liabilities			116.30%			103.04%
__________________________________

(1)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(2)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on non-accrual loans.

(3)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	For the Nine Months Ended June 30, 2013 Compared to the Nine Months Ended June 30, 2012
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$129	$(18)	$(18)	$93
FHLB common stock and other equity securities	(39)	82	(36)	7
Mortgage-backed securities and collateralized mortgage obligations available for sale	324	(527)	(67)	(270)
Other investment securities available for sale	(17)	(45)	4	(58)
Loans receivable	(3,811)	(221)	25	(4,007)
Total interest-earnings assets	$(3,414)	$(729)	$(92)	$(4,235)
Interest Expense
NOW accounts	$9	$(163)	$(2)	$(156)
Savings accounts	(9)	(78)	7	(80)
Money market deposit accounts	23	(139)	(8)	(124)
Certificate of deposit accounts	(871)	(949)	189	(1,631)
Total interest-bearing deposits	(848)	(1,329)	186	(1,991)
Borrowed funds	(718)	(60)	13	(765)
Total Interest-Bearing Liabilities	$(1,566)	$(1,389)	$199	$(2,756)
Net Change in net interest income	$(1,848)	$660	$(291)	$(1,479)

Provision for Non-Covered Loan Losses. The provision for loan losses for the nine months ended June 30, 2013 was $1.1 million for non-covered loans, compared to $2.1 million for non-covered loans for the nine months ended June 30, 2012. Net charge-offs on non-covered loans decreased to $909,000 for the nine months ended June 30, 2013, from $2.9 million for the nine months ended June 30, 2012. The allowance for loan losses for non-covered loans was $8.4 million, or 1.85% of total non-covered loans receivable at June 30, 2013 compared to $8.5 million, or 1.94% of total non-covered loans receivable, at June 30, 2012. Our nonperforming loans declined to $3.5 million at June 30, 2013 from $6.0 million at June 30, 2012. As a result, our allowance as a percent of nonperforming loans increased to 237.9% at June 30, 2013 compared to 143.1% at June 30, 2012.

Provision for Covered Loan Losses. For the nine months ended June 30, 2013, the provision for covered loan losses was $94,000 compared to $965,000 for the nine months ended June 30, 2012. The provision for covered loans for the nine months ended June 30, 2013 was due to a provision of $54,000 related to certain loans of NCB, a provision of $38,000 related to certain loans of MCB and a provision of $2,000 related to certain loans of FNB. If future losses occur due to declines in the market during the five year period covered by loss share agreements, the losses on loans acquired from both NCB and MCB will be reimbursed at 95% and FNB at 80% based on the terms of the FDIC loss sharing agreements. At June 30, 2013 covered loans totaled $120.7 million and is net of $18.6 million in related non-accretable and accretable discounts and allowances.

Noninterest Income. Noninterest income decreased $443,000 or 4.8%, to $8.9 million for the nine months ended June 30, 2013 from $9.3 million for the nine months ended June 30, 2012. Discount accretion on FDIC assisted transactions declined $1.1 million to $219,000 for the nine months ended June 30, 2013 from $1.3 million for the nine months ended June 30, 2012 due to a decline in covered loans during that same period as well as amortization of $300,000 recorded on the FDIC indemnification asset during the nine months ended June 30, 2013 due to a reduction in previous loss estimates which established allowance for loan losses. Gains on the sale of securities declined $413,000 to $220,000 for the nine months ended June 30, 2013 from $633,000 for the nine months ended June 30, 2012. Fees on checking accounts increased by $682,000 or 13.5%, due primarily to increases in network exchange fees and slight increases in NSF and other deposit service charges. Gains on loans and servicing released fees increased $534,000 as a result of higher mortgage loan production. For the nine months ended June 30, 2013 we incurred no additional charges for other-than-temporary impairment of non-agency collateralized mortgage-backed securities compared to $273,000 for the nine months ended June 30, 2012.

Noninterest Expense. Total noninterest expense decreased $4.9 million, or 15.3%, to $26.8 million for the nine months ended June 30, 2013, compared to $31.7 million for the nine months ended June 30, 2012. The decrease was primarily due to lower costs associated with other real estate owned operations and salaries and employee benefits in the nine months ended June 30, 2013 as well as higher personnel and occupancy costs associated with the acquisition of FNB assets incurred in the nine months ended June 30, 2012.

During the nine months ended June 30, 2013, net cost of operations of other real estate owned declined by $1.1 million or 53.4% to $1.0 million partially as a result of recognition of a $450,000 deferred gain on a property previously sold and gains recognized on other properties. Occupancy expense declined $627,000 or 10.5% and salaries and employee benefits decreased $1.1 million or 7.4% primarily due to costs related to the FNB acquisition in the prior year period referenced above. Marketing expenses decreased $564,000 or 37.8% due to higher costs relating to our entry into the FNB marketplace in the nine months ended June 30, 2012. The $742,000 decline in FDIC insurance premiums and other regulatory fees was a result of lower regulatory fees as well as the reversal of a prior period overstatement during the current period.

Income Taxes. Income taxes increased to $2.5 million for the nine months ended June 30, 2013 from a benefit of $219,000 for the nine months ended June 30, 2012 due to an increase in our income before provision for income taxes of $4.8 million as well as a $1.0 million tax reserve for previous uncertain tax positions that was resolved during the period ended June 30, 2012. Our effective tax rate was 31.8% in the nine months ended June 30, 2013 and a benefit of 7.3% in the nine months ended June 30, 2012.

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

As of June 30, 2013, our nonperforming non-covered assets totaled $4.9 million and consisted of $3.5 million of nonaccrual loans, $42,000 of loans 90 days or more past due and still accruing and other real estate owned of $1.4 million. The table below sets forth the amounts and categories of our non-covered non-performing assets at the dates indicated.

	At June 30, 2013	At September 30, 2012
	(dollars in thousands)
Non-accrual loans:
One- to four-family residential real estate	$1,956	$2,038
Commercial real estate	1,315	772
Real estate construction	—	—
Commercial	184	192
Consumer and other loans	25	42
Total non-accrual loans	$3,480	$3,044
Loans delinquent 90 days or greater and still accruing:
One- to four-family residential real estate	$7	$402
Commercial real estate	—	—
Real estate construction	—	—
Commercial	—	—
Consumer and other loans	35	—
Total loans delinquent 90 days or greater and still accruing	$42	$402
Total non-performing loans	$3,522	$3,446
Real estate owned:
One- to four-family residential real estate	$812	$735
Commercial real estate	574	1,233
Real estate construction	—	139
Commercial	—	—
Consumer and other loans	—	—
Total real estate owned	$1,386	$2,107
Total non-performing assets	$4,908	$5,553
Ratios:
Non-performing loans as a percentage of total non-covered loans	0.78%	0.79%
Non-performing assets as a percentage of total non-covered assets	0.52%	0.69%

Non-performing assets not covered by loss share declined $645,000, or 11.6%, to $4.9 million at June 30, 2013 from $5.6 million at September 30, 2012. The decrease was due primarily to a $721,000 decrease in real estate owned and a $360,000 decrease in loans greater than 90 days past due and still accruing. We have 35 non-covered loans that remain non-performing at June 30, 2013, and the largest non-performing non-covered loan had a balance of $441,000 at June 30, 2013 and was secured by commercial real estate. Real estate owned decreased primarily due to the disposition of $1.5 million in commercial and single family real estate owned by CharterBank as well as $66,000 in additional write downs on real estate owned.

Covered nonperforming assets decreased to $26.4 million at June 30, 2013 from $46.7 million at September 30, 2012. The purchased loans and commitments (“covered loans”) and other real estate owned (“covered other real estate”) acquired in the MCB, NCB and FNB acquisitions are covered by loss sharing agreements between the FDIC and CharterBank. Under these agreements, with respect to the NCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $82.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount; with respect to the MCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $106.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount. We have exceeded the threshold level that results in 95% loss sharing with respect to the NCB and MCB acquisitions; with respect to the FNB acquisition, the FDIC will assume 80% of all losses and share 80% of all loss recoveries.

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

The Company maintained its allowance for loan losses for the nine months ended June 30, 2013 in response to continued weak economic conditions, net charge-offs, weak financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans.

The following table sets forth activity in our allowance for loan losses for the period indicated. Loans covered by the loss sharing agreement with the FDIC are excluded from the table.

	Nine Months Ended June 30, 2013
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$879,854	$5,480,132	$711,594	$287,129	$79,627	$751,559	$8,189,895
Charge-offs	(139,222)	(825,940)	(46,498)	—	(88,644)	—	(1,100,304)
Recoveries	58,784	92,750	30,766	6,875	1,684	—	190,859
Provision (credit)	145,819	967,146	(292,644)	21,866	130,223	127,590	1,100,000
Balance at end of period	$945,235	$5,714,088	$403,218	$315,870	$122,890	$879,149	$8,380,450
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance	$113,255,214	$254,742,622	$19,214,808	$47,903,639	$17,876,981		$452,993,264
Ending balance: individually evaluated for impairment	$2,023,286	$11,883,249	$1,684,368	$—	$—		$15,590,903

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

Potential problem loans are non-covered loans that management has serious doubts as to the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention, substandard, or loss. Potential problem loans at June 30, 2013 aggregated $43.1 million with $6.3 million classified special mention and $36.9 million classified substandard compared to potential problem loans at September 30, 2012 which aggregated $47.7 million with $15.9 million classified special mention and $31.8 million classified substandard.

Our largest substandard loan relationship at June 30, 2013 had a balance of $8.2 million. The loan relationship was recently strengthened by the borrower pledging additional collateral. As of June 30, 2013, the loans in this relationship were not delinquent. The loan is collateralized by income producing properties.

The allowance for loan losses represented 237.9% and 143.1% of non-performing loans at June 30, 2013 and June 30, 2012, respectively. This increase was due to lower non-performing loans in the current period. The allowance for loan losses as a percentage of non-covered loans was 1.85% and 1.94% at June 30, 2013 and June 30, 2012, respectively. Management continues to retain an unallocated allowance to maintain the overall allowance at a level reflective of continued economic uncertainties. Management reviews the adequacy of the allowance for loan losses on a continuous basis. Management considered the allowance for loan losses on non-covered loans adequate at June 30, 2013 to absorb probable losses inherent in the loan portfolio. However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Non-accretable Differences and Allowance for Loan Losses on Covered Loans. Through the FDIC-assisted acquisitions of the loans of NCB, MCB and FNB, we established an allowance for loan losses for non-impaired covered loans for NCB, MCB and FNB, non-accretable discounts for the acquired impaired loans for NCB, MCB and FNB, and we also established non-accretable discounts for all other loans of MCB. Collectively, these non-accretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, we continue to assess the experience of actual cash flows compared to our estimates. When we determine that non-accretable discounts are insufficient to cover expected losses in the applicable covered loan portfolios, the allowance for covered loan losses is increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on loss sharing indemnification.

The following table details the non-accretable discount, including any allowance for covered loan losses, on loans covered by loss sharing by portfolio segment as of and for the nine months ended June 30, 2013:

	Nine Months Ended June 30, 2013
	1-4 Family Real Estate	Commercial Real Estate	Commercial	Real Estate Construction	Consumer and Other	Total
Non-accretable differences: (1)
Balance at beginning of period	$2,010,709	$17,485,206	$8,342,754	$538,355	$1,345,963	$29,722,987
Charge-offs	(699,057)	(5,276,124)	(3,510,370)	(108,484)	(180,832)	(9,774,867)
Recoveries	11,279	459,880	55,090	1,000	4,480	531,729
Reduction in previous loss estimates credited to FDIC receivable	—	—	(2,500,000)	(345,126)	(1,879)	(2,847,005)
Provision for loan losses charged to FDIC receivable	127,300	564,632	576,419	—	137,751	1,406,102
(Credit) provision for loan losses charged to operations	(25,245)	(73,088)	196,236	536	(4,118)	94,321
Transfer to accretable discount	—	—	(400,000)	(86,281)	(471)	(486,752)
Balance at end of period	$1,424,986	$13,160,506	$2,760,129	$—	$1,300,894	$18,646,515
Covered loans:
Ending contractual balance	$11,223,814	$121,934,731	$8,613,124	$—	$4,205,975	$145,977,644
__________________________________
(1)    Amounts include the allowance for covered loan losses.

The total non-accretable discount and allowance for covered loans as a percentage of the ending contractual balance of acquired loans was 12.77% at June 30, 2013, compared to 14.21% at September 30, 2012. This decrease during the nine month period ended June 30, 2013 was related to charge-off activity on covered loans with such losses subject to applicable loss sharing agreements with the FDIC as the Bank reduced its contractual balance on covered loans by $63.2 million during the nine months ended June 30, 2013. It is expected that the ratio of non-accretable discounts and allowance for covered loan losses to contractual covered principal outstanding will continue to trend downwards as the more significant problem loans are charged-off and submitted for loss sharing reimbursement from the FDIC. If these trends continue and result in the reduction of current loss estimates, the outcome would be increased accretion income and related amortization of the FDIC receivable. Management considered the non-accretable discounts and allowance for covered loan losses adequate at June 30, 2013 to absorb probable losses inherent in the covered loan portfolio.

Liquidity Management. Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At June 30, 2013 and September 30, 2012, we had access to immediately available funds of approximately $400.9 million and $297.6 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit. The June 30, 2013 increase in immediately available funds was due primarily to an increase in cash proceeds from the completion of the conversion and offering on April 8, 2013.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $190.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $226.6 million. At June 30, 2013, we had $70.0 million in advances outstanding from the FHLB. Based on available collateral other than cash, additional advances would be limited to $131.5 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2013, we had $14.0 million of loan commitments outstanding, and $46.2 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $19.9 million of unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2013 totaled $181.2 million, or 23.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended June 30, 2013, we originated $179.4 million of loans and purchased $101.3 million of securities and other investments.

Financing activities consist primarily of additions to deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $30.5 million for the nine months ended June 30, 2013, primarily due to a decline in certificates of deposit. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

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

Capital Management and Resources. CharterBank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013, CharterBank exceeded all of its regulatory capital requirements. CharterBank is considered “well capitalized” under regulatory guidelines.

					To be Well Capitalized Under Prompt Corrective Action Provisions
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2013
Total Capital (to Risk-Weighted Assets)	$208,482	34.6%	$48,178	8.0%	$60,223	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	200,914	33.4%	24,089	4.0%	36,134	6.0%
Tier 1 Capital (to Average Assets)	200,914	17.9%	44,798	4.0%	55,998	5.0%
September 30, 2012
Total Capital (to Risk-Weighted Assets)	$133,626	19.2%	$55,610	8.0%	$69,512	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	124,931	18.0%	27,805	4.0%	41,707	6.0%
Tier 1 Capital (to Average Assets)	124,931	12.2%	41,097	4.0%	51,371	5.0%

The Company continues to seek strategic means to deploy the additional capital from the recently completed stock offering.  This may include stock buybacks, dividends, additional lending when available and appropriately priced acquisitions.

The Company has historically calculated book value per share and tangible book value per share based on the number of shares that it considers outstanding and held by the public. These outstanding shares do not include 779,190 unallocated shares currently held in the Company's employee stock ownership plan or 23,436 shares of restricted stock that the Company has granted key employees and directors under a recognition and retention plan. An alternative calculation of book value per share and tangible book value per share including the unallocated ESOP shares and the unvested restricted stock awards is presented below for comparative purposes. In future periods, the Company will incorporate the book value and tangible book value per share calculations based on total common stock issued.

June 30, 2013
Total Equity	$279,130,802
Tangible Equity	273,889,929

Total Common Stock Issued	22,752,214
Unallocated ESOP Shares	779,190
Unvested Restricted Stock Awards (1)	23,436
Net Shares Outstanding	21,949,588

Book Value per (Net) Share	$12.72
Tangible Book Value per (Net) Share	$12.48

Book Value per Share (2)	$12.27
Tangible Book Value per Share (2)	$12.04
__________________________________

(1)	Treasury stock as presented on the Condensed Consolidated Statements of Financial Condition.

(2)	Per share value calculated using Total Common Stock Issued. This calculation will be presented in future periods.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the nine months ended June 30, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Quantitative Aspects of Market Risk. We compute the amounts by which the difference between the present value of an institution's assets and liabilities (the institution's net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of NPV. Depending on current market interest rates we historically have estimated the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, or 300 basis points, or a decrease of 100 and 200 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, a NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

The table below sets forth, as of June 30, 2013, our calculation of the estimated changes in CharterBank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

				NPV Ratio as a Percent of Present	Increase (Decrease) in NPV Ratio as a
Change in Interest		Estimated Increase	Percentage Change	Value	Percent of Present
Rates (bp) (1)	Estimated NPV (2)	(Decrease) in NPV	in NPV	of Assets (3)(4)	Value of Assets (3)(4)
(dollars in thousands)
300	$241,518	$25,794	12.0%	21.7%	2.3%
200	234,638	18,914	8.8%	21.1%	1.7%
100	226,359	10,635	0.9%	20.4%	1.0%
—	215,724	—	—	19.4%	—
(100)	211,746	(3,978)	(1.8)%	19.0%	(0.4)%
__________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the difference between the present value of an institution’s assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2013, in the event of a 200 basis point increase in interest rates, we would experience an 8.8% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 1.8% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of June 30, 2013, we were in compliance with our Board approved policy limits.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At June 30, 2013, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Risk factors that may affect future results were discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and in Charter Federal or Charter Financial’s other filings with the Securities and Exchange Commission. The risks described in our Annual Report on Form 10-K and other filings are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 6. Exhibits.

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2013 and September 30, 2012, (ii) the Unaudited Condensed Consolidated Statements of Income for three and nine months ended June 30, 2013 and 2012, (iii) the Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2013 and the year ended September 30, 2012 (iv) the Unaudited Condensed Consolidated Comprehensive Income for the three and nine months ended June 30, 2013 and 2012, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012, and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER FINANCIAL CORPORATION

Date:	August 9, 2013	By:	/s/Robert L. Johnson
Robert L. Johnson
President and Chief Executive Officer

Date:	August 9, 2013	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer