Form 10-K
period 2013-09-30
Charter Financial Corp
filed 2013-12-13
CIK 1478726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-35870
 __________________________________________
CHARTER FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________

Maryland	90-0947148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1233 O.G. Skinner Drive, West Point, Georgia	31833
(Address of Principal Executive Offices)	(Zip Code)
(706) 645-1391
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
__________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2013 was approximately $58,526,036.
The number of shares outstanding of the registrant’s common stock as of December 6, 2013 was 22,752,214.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CHARTER FINANCIAL CORPORATION

Cautionary Note About Forward-Looking Statements
We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, as well as statements about the objectives and effectiveness of our risk management and liquidity policies, statements about trends in or growth opportunities for our businesses, statements about our future status, and activities or reporting under U.S. banking and financial regulation. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

PART I

Item 1.	BUSINESS
General
On April 8, 2013, Charter Financial Corporation, a Maryland corporation (“Charter Financial” or the “Company”), completed its conversion and reorganization pursuant to which First Charter, MHC, our federally chartered mutual holding company, was converted to the stock holding company form of organization. Charter Financial sold 14,289,429 shares of common stock at $10.00 per share, for gross offering proceeds of $142.9 million in its stock offering. CharterBank (the “Bank”), as of April 8, 2013, was 100% owned by Charter Financial and Charter Financial was 100% owned by public shareholders. Concurrent with the completion of the offering, shares of common stock of the former federally chartered corporation (“Charter Federal”) were converted into the right to receive 1.2471 shares of Charter Financial’s common stock for each share of Charter Federal common stock that was owned immediately prior to completion of the transaction. Cash in lieu of fractional shares was paid based on the offering price of $10.00 per share. As a result of the offering and the exchange on April 8, 2013, Charter Financial had 22,752,214 shares outstanding. Also, as of April 8, 2013, Charter Federal and First Charter, MHC ceased to exist. As part of the elimination, the net asset position of First Charter, MHC, in the amount of $229,564, was assumed by Charter Financial. Any reference to the Company following April 8, 2013 refers to Charter Financial Corporation, a Maryland corporation. In regards to weighted average shares outstanding, share and per share amounts held by the public prior to April 8, 2013, have been restated to reflect the completion of the second-step conversion at a conversion ratio of 1.2471 unless noted otherwise.
Charter Financial Corporation, the federally chartered corporation (“Charter Federal”), was established in October 2001 to be the holding company for the Bank in connection with the Bank’s reorganization from a federal mutual savings and loan association into the two-tiered mutual holding company structure. Charter Federal's business activity was the ownership of the outstanding capital stock of CharterBank.
First Charter, MHC was our federally chartered mutual holding company. First Charter, MHC’s principal business activity was the ownership of common stock of Charter Federal. At March 31, 2013, prior to the conversion and reorganization, First Charter, MHC owned 11,457,924 shares, or approximately 62.7%, of Charter Federal's 18,277,540 outstanding shares of common stock. The remaining 6,819,616 shares of common stock, or approximately 37.3% of the outstanding shares of common stock were held by the public.
CharterBank is a federally chartered stock savings bank headquartered in West Point, Georgia. CharterBank was originally founded in 1954 as a federally chartered mutual savings and loan association. Our principal business consists of attracting retail deposits from the general public in the areas surrounding our administrative office in West Point, Georgia and our branch offices located in west-central Georgia, east-central Alabama and the Florida Panhandle, and investing those deposits, together with funds generated from operations, in commercial real estate loans, one- to four-family residential mortgage loans, construction loans and investment securities and, to a lesser extent, commercial business loans, home equity loans and lines of credit and other consumer loans. In addition to our 15 branch offices in west-central Georgia, east-central Alabama and the Florida Panhandle, we operate a cashless branch office in Norcross, Georgia. CharterBank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency. CharterBank’s executive offices are located at 1233 O.G. Skinner Dr., West Point, Georgia 31833. Its telephone number at that address is (706) 645-1391.

CharterBank has grown through strategic de novo branching and acquisitions along the I-85/I-185 corridor and adjacent areas anchored by Auburn, Alabama and Atlanta and Columbus, Georgia. In February 2003, we expanded our presence in the Auburn-Opelika, Alabama market through the acquisition of EBA Bancshares and its subsidiary, Eagle Bank of Alabama. In March 2005 and May 2007, new branches were opened in Lagrange, Georgia. In June 2009, we entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire certain assets and assume all of the deposits of Neighborhood Community Bank, or “NCB”, a full-service commercial bank headquartered in Newnan, Georgia, and in March 2010, we entered into an agreement with the FDIC to acquire certain assets and assume all of the deposits of McIntosh Commercial Bank, or “MCB”, a full-service commercial bank headquartered in Carrollton, Georgia. In September 2011, we entered into an agreement with the FDIC to acquire certain assets and assume all of the deposits of The First National Bank of Florida, or “FNB”, a full-service commercial bank headquartered in Milton, Florida. The agreements with the FDIC in connection with the acquisitions of NCB, MCB and FNB also included loss-sharing agreements with respect to certain loans and assets. For additional information regarding the NCB, MCB and FNB acquisitions, see “— FDIC-Assisted Acquisitions” below and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — FDIC-Assisted Acquisitions.”
The Charter Foundation, Inc. (“Charter Foundation”), a nonprofit charitable foundation, was established in December 1994 by members of CharterBank. Charter Foundation provides funds to eligible nonprofit organizations to help them carry out unique, innovative projects in specific fields of interest. Charter Foundation’s goal is to fund projects that will enhance the quality of life in the communities served by CharterBank.
Charter Foundation at September 30, 2013 had approximately $7.4 million in assets and annually distributes 5% of its net asset value in grants to the local community. The grants and gifts provided by Charter Foundation are generally for charitable causes, and to enhance the quality of life and housing in CharterBank’s markets. CharterBank indirectly benefits from the favorable publicity and elevated public standing generated through Charter Foundation’s gifts.
Our Internet address is www.charterbk.com. Information on our website should not be considered a part of this Annual Report on Form 10-K.
Market Area
Prior to acquiring branch offices of NCB, MCB and FNB, we conducted operations primarily in western Georgia and eastern Alabama, through our main office in West Point, Georgia (Troup County), a branch in Valley, Alabama (Chambers County), three branches in LaGrange, Georgia (Troup County), a branch in Opelika, Alabama (Lee County), and two branch offices in Auburn, Alabama (Lee County), for a total of eight branch offices. We acquired four branches in Georgia, along the I-85 corridor, in the NCB acquisition in June 2009, and closed one branch. In March 2010, we acquired four branches of MCB and subsequently closed three of these branches, further expanding our presence in west-central Georgia with an office in Carrollton (Carroll County). In September 2011, we acquired eight branches of FNB and we subsequently closed five of these branches in Northwest Florida. We kept two branches located in Santa Rosa County and one branch in Escambia County. The acquisitions have complemented the corporate expansion we have achieved in recent years both through de novo branching and acquisitions. Management believes that the acquisitions are key components to building our retail franchise, as we now have 16 branches on the I-85 corridor and adjacent areas between Newnan, Georgia and Auburn, Alabama, and in the Florida Panhandle.
According to the 2010 U.S. Census, population in our Georgia market area has increased from 2000 to 2010, with growth rates of 26.7%, 42.7%, 16.8%, 35.2% and 14.4% for Carroll, Coweta, Fayette, Harris, and Troup Counties, respectively. As of 2010, the Georgia market area’s median household income of $55,342 was above both the national and state levels. Consistent with national trends, unemployment in the majority of our Georgia market areas decreased in 2013 from 2012 levels. As of October 2013, the unemployment rate for Carroll, Coweta, Fayette, Harris, and Troup Counties was 8.1%, 7.1%, 7.0%, 6.4% and 8.7%, respectively, compared to 8.9%, 7.5%, 7.1%, 6.4% and 9.3%, respectively, as of October 2012.
According to the 2010 U.S. Census, from 2000 to 2010, our Alabama market area population decreased in Chambers County by 6.5% while increasing in Lee County by 21.9% and the median household income of $34,964 was below both the national and Alabama state levels as of 2010. Our Alabama market area has seen its unemployment rate in 2013 decrease from 2012 levels, with the Chambers County and Lee County unemployment rate at 6.9% and 5.1%, respectively, as of October 2013 compared to 9.4% and 6.7%, respectively, as of October 2012.
In our Florida market area, population increased 28.6% and 1.1% for Santa Rosa County and Escambia County, respectively, from 2000 to 2010 according to the 2010 U.S. Census. Median household income in our Florida market area for 2010 was $46,000, which was below the national level but above the Florida level. Our Florida market area has seen its unemployment rate in 2013 decrease from 2012 levels, with the Santa Rosa and Escambia County unemployment rate at 5.4% and 6.1%, respectively, as of October 2013, compared to 7.0% and 8.1%, respectively, as of October 2012.

The outlook for our market area is for modest growth supported by a $1.0 billion KIA Motors assembly plant, which opened in February 2010 in West Point, Georgia. As of November 2012, the 2.2 million square-foot automobile manufacturing plant and its nearby suppliers have created more than 12,000 jobs in the area. The outlook for modest growth is also supported by a military base realignment which has added significantly to employment at Fort Benning in Columbus, Georgia. Additionally, in the spring of 2012, Point University, formerly known as Atlanta Christian College, moved their main campus from East Point, Georgia to West Point, Georgia, and with it, its students and numerous facility and staff. However, the market area is significantly overbanked, especially Newnan and Coweta County. This has limited our ability to expand organically, thus making growth more dependent upon acquisitions and de novo branching into new markets. We will seek to take advantage of the profitable growth opportunities presented within our expanded market area, and capitalize on our expanded retail footprint resulting from acquisitions. The economy of the Florida Panhandle is primarily dependent upon tourism and hospitality, farming, forestry, paper mills, import/export shipping, shipbuilding, and commercial fishing. Over the next five years, our Florida markets are projected to experience moderate growth in terms of total population and number of households. The outlook for our Florida Panhandle market is affected by the heavy influences of military bases and tourism.
Competition
We face intense competition both in making loans and attracting deposits. West-central Georgia, east-central Alabama and the Florida Panhandle have a high concentration of financial institutions, many of which are branches of large money center, super-regional, and regional banks that have resulted from the consolidation of the banking industry in Georgia, Alabama, and Florida. Many of these competitors have greater resources than we do and may offer services that we do not provide.
Our competition for loans comes from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, credit card banks, insurance companies, and brokerage and investment banking firms. Our most direct competition for deposits historically has come from commercial banks, savings banks, savings and loan associations, credit unions, and mutual funds. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, from brokerage firms, insurance companies and non-traditional financial institutions, including non-depository financial services providers.
FDIC-Assisted Acquisitions
Neighborhood Community Bank. On June 26, 2009, CharterBank entered into a purchase and assumption agreement with the FDIC to acquire certain assets and assume certain liabilities of NCB, a full-service commercial bank headquartered in Newnan, Georgia. The NCB acquisition extended our retail branch footprint as part of our efforts to increase our retail deposits and reduce our reliance on brokered deposits and borrowings as a significant source of funds. The acquisition of NCB’s four full-service branches, one of which has been closed, has expanded our market presence in west-central Georgia within the I-85 corridor region in which we continue to seek to expand. We assumed $195.3 million of NCB’s liabilities, including $181.3 million of deposits, with no deposit premium paid. We also acquired $202.8 million of NCB assets, including $159.9 million of loans, net of unearned income, and $17.7 million of real estate owned, at a discount to book value of $26.9 million. The acquisition agreement with the FDIC included loss-sharing agreements pursuant to which the FDIC assumes 80% of losses and shares 80% of loss recoveries on the first $82.0 million of losses on acquired loans and real estate owned, and assumes 95% of losses and shares 95% of loss recoveries on losses exceeding $82.0 million. Loans and other real estate owned that are covered under the loss-sharing agreements are referred to in this annual report on Form 10-K as “covered loans” and “covered other real estate,” respectively. Collectively, these are referred to as “covered assets.” Loans, other real estate and assets that are not covered by loss-sharing agreements are referred to as “non-covered” loans, other real estate and assets.
It is expected that we will have sufficient nonaccretable discounts and allowance for loan losses, after recording the current year provisions, to cover any losses on the NCB covered loans and covered other real estate. Given the foregoing and as a result of the loss-sharing agreements with the FDIC on these assets, we do not expect to incur significant losses.
McIntosh Commercial Bank. On March 26, 2010, CharterBank entered into an acquisition agreement with the FDIC to acquire certain assets and assume certain liabilities of MCB, a full-service commercial bank headquartered in Carrollton, Georgia. The MCB acquisition extended our retail branch footprint as part of our efforts to increase our retail deposits and reduce our reliance on brokered deposits and borrowings as a significant source of our funds. The retention of one of MCB’s four full-service branches has expanded our market presence in west-central Georgia within the I-85 corridor region and adjacent areas in which we continue to seek to expand. We assumed $306.2 million of MCB’s liabilities, including $295.3 million of deposits, with no deposit premium paid. We also acquired $322.6 million of MCB assets, including $207.6 million of loans, net of unearned income, and $55.3 million of real estate owned, at a discount to book value of $53.0 million. The purchase and assumption agreement with the FDIC included loss-sharing agreements pursuant to which the FDIC assumes 80% of losses and shares 80% of loss recoveries on the first $106.0 million of losses on acquired loans and real estate owned, and assumes 95% of losses and shares 95% of loss recoveries on losses exceeding $106.0 million.

We recorded in noninterest income approximately $9.3 million in a pre-tax bargain purchase gain in connection with the MCB transaction, which represented the excess of the estimated fair value of the assets acquired over the fair value of the liabilities assumed. In addition, it is expected that we will have sufficient nonaccretable discounts, after recording the current year provisions, to cover any losses on the MCB covered loans and covered other real estate. We have recorded an FDIC receivable for expected losses to be indemnified and nonaccretable covered loan credit discounts for such amounts. It is also expected that we will have accretable discounts to provide for market yields on the MCB covered loans.
The First National Bank of Florida. On September 9, 2011, CharterBank entered into an acquisition agreement with the FDIC to acquire certain assets and assume certain liabilities of FNB, a full-service commercial bank headquartered in Milton, Florida. The FNB acquisition extended our retail branch footprint as part of our efforts to increase our retail deposits and reduce our reliance on brokered deposits and borrowings as a significant source of our funds. The retention of three of FNB’s eight full-service branches has expanded our market presence in the Florida Panhandle and adjacent areas in which we are seeking to expand. We assumed $247.5 million of FNB’s liabilities, including $244.7 million of deposits, with no deposit premium paid. We also acquired $251.8 million of FNB assets, including $185.9 million of loans, net of unearned income, and $24.9 million of real estate owned, at a discount to book value of $28.0 million. The purchase and assumption agreement with the FDIC included loss-sharing agreements pursuant to which the FDIC assumes 80% of losses and shares 80% of loss recoveries on acquired loans and real estate owned.
We recorded in noninterest income approximately $1.1 million in a pre-tax bargain purchase gain in connection with the FNB transaction, which represented the excess of the estimated fair value of the assets acquired over the fair value of the liabilities assumed. In addition, it is expected that we will have sufficient nonaccretable discounts and allowance for loan losses, after recording the current year provisions, to cover any losses on the FNB covered loans and covered other real estate. We have recorded an FDIC receivable for expected losses to be indemnified and nonaccretable covered loan credit discounts for such amounts. It is also expected that we will have accretable discounts to provide for market yields on the FNB covered loans.
For more information regarding CharterBank’s FDIC-assisted acquisitions, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — FDIC-Assisted Acquisitions” and Note 3 - Federally Assisted Acquisitions in the Notes to our Consolidated Financial Statements.
Lending Activities
We offer a broad range of loan products with a variety of rates and terms. Our lending operations consist of the following major segments: commercial real estate lending; single-family residential mortgage lending for retention in our portfolio; construction lending; and residential mortgage lending for resale in the secondary mortgage market, generally on a servicing-released basis. To a lesser extent, we also originate consumer loans (including home equity loans and other forms of consumer installment credit), and commercial business loans. This strategy is consistent with our community bank orientation.
We have pursued loan diversification with the objective of lowering credit concentration risk, enhancing yields and earnings, and improving the interest sensitivity of our assets. Historically, we have focused our lending activities on residential and commercial mortgage loans as well as consumer loans, primarily to local customers. We also have initiated retail and commercial business lending in the markets formerly served by NCB, MCB and FNB branches.
Commercial Real Estate Loans. Commercial real estate lending is an integral part of our operating strategy and we intend to continue to take advantage of opportunities to originate commercial real estate loans, especially in our newest markets of Carroll, Coweta and Fayette Counties in Georgia and Santa Rosa and Escambia Counties in Florida. Commercial real estate loans typically have higher yields, better interest rate risk characteristics and larger loan balances compared to residential mortgage loans. Commercial real estate lending also has provided us with another means of broadening our range of customer relationships. As of September 30, 2013, non-covered commercial real estate loans totaled $269.6 million, or 56.2% of our total non-covered loan portfolio. Additionally, at September 30, 2013, we had $107.7 million (contractual amount) of commercial real estate loans covered by FDIC loss-sharing agreements, or 83.8% of total covered loans.
Commercial real estate loans are generally made to Georgia, Alabama or Florida borrowers and are secured by properties in these states. Commercial real estate loans are generally made for up to 85% of the value of the underlying real estate. Our commercial real estate loans are typically secured by offices, hotels, strip shopping centers, warehouses/distribution facilities, land, or convenience stores located principally in Georgia, Alabama and Florida. Multi-family mortgage loans, which we categorize as a subset of our commercial real estate loans, are originated for both new and existing properties and are made on apartment buildings with a wide range of tenant income levels. Many of our multi-family mortgage loans are secured by properties located near college campuses.
Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. To compensate for the increased risk, our commercial real estate loans generally have higher interest rates and shorter maturities than our residential mortgage loans. We offer commercial real estate loans at fixed rates and adjustable rates tied to the prime rate as reported in The Wall Street Journal. However, the interest rates on a portion of our commercial real estate loan portfolio are tied to LIBOR. We currently offer fixed-rate terms of 10 years, however, in prior years we originated fixed-rate loans with maturities of up to 20 years.
Our underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of our loan approval and underwriting of commercial real estate loans, we undertake a cash flow analysis, and we generally require a debt-service coverage ratio of at least 1.15 times. Our capacity to expand this portfolio may be tempered by lack of demand from qualified borrowers, intense competition for good loans, and possible loan concentrations.
Residential Mortgage Loans. We originate first and second mortgage loans secured by one- to four-family residential properties within Georgia, Florida and Alabama. We currently originate mortgages in all of our markets, but utilize centralized processing at our corporate office. As of September 30, 2013, non-covered residential mortgage loans totaled $124.6 million, or 25.9% of total non-covered loans. As of September 30, 2013, covered residential mortgage loans totaled $10.6 million (contractual amount), or 8.2% of total covered loans.
We originate both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate, 30 year, conforming loans are generally originated for resale into the secondary market on a servicing-released basis. Previously, we originated 15 year fixed rate loans and retained them in our portfolio. Going forward, it is our intent to originate these 15 year fixed rate loans for resale into the secondary market. We generally retain in our portfolio loans that are non-conforming due to property exceptions and loans that have adjustable rates. As of September 30, 2013, approximately 52.8% of our one- to four-family loan portfolio consisted of fixed-rate mortgage loans and 47.2% consisted of either adjustable rate mortgage loans (“ARMs”) or hybrid loans with fixed interest rates for the first one, three, five or seven years of the loan, and adjustable rates thereafter. After the initial term, the interest rate on ARMs generally adjusts on an annual basis at a fixed spread over the monthly average yield on United States Treasury securities, the prime interest rate as listed in The Wall Street Journal, or LIBOR. The interest rate adjustments are generally subject to a maximum increase of 2% per adjustment period and 6% over the life of the loan.
CharterBank originates one- to four-family loans with loan-to-values of up to 80%. We will occasionally originate loans with loan-to-values in excess of 80% with private mortgage insurance. The substantial portion of our one- to four-family residential mortgage loans are secured by properties in Georgia, Alabama and Florida.
The amount of subprime loans held by CharterBank is not material. We consider “subprime” loans to be loans originated to borrowers having credit scores below 620 at the time of origination. As of September 30, 2013, the Company had total subprime loans of $7.8 million. We do not, and have not, originated “low documentation” or “no documentation” loans, “option ARM” loans, or other loans with special or unusual payment arrangements.
We modify residential mortgage loans when it is mutually beneficial to us and the borrower, and on terms that are appropriate to the circumstances. We have no non-covered loans in government modification programs. Covered loans have FDIC modification programs available, these programs are outlined in their respective purchase and assumption agreements.
Construction Loans. Consistent with our community bank strategy, construction lending has been an integral part of our overall lending strategy. Construction loans represent an important segment of the loan portfolio, totaling $44.7 million, or 9.3% of non-covered loans at September 30, 2013. We have no remaining construction loans covered by loss sharing as construction loans have a short maturity and generally, a shorter resolution time than many other loans.
We make loans primarily for the construction of one- to four-family residences but also for multi-family and nonresidential real estate projects on a select basis. We offer construction loans to builders including both speculative (unsold) and pre-sold loans to pre-approved local builders. The number of speculative loans that we will extend to a builder at one time depends upon the financial strength and credit history of the builder. Our construction loan program is expected to remain a modest portion of our loan volume. We generally limit the number of outstanding loans on unsold homes under construction within a specific area and/or to a specific borrower.
Commercial Loans and Consumer Loans. To a much lesser extent, we also originate non-mortgage loans, including commercial business and consumer loans. At September 30, 2013, non-covered commercial loans totaled $23.8 million, or 5.0% of total non-covered loans, and non-covered consumer and other loans totaled $17.5 million, or 3.7% of non-covered loans. Additionally, at September 30, 2013, we had $6.9 million (contractual amount) of commercial loans and $3.4 million (contractual amount) of consumer and other loans covered by FDIC loss sharing agreements.

Our consumer loans are loans on deposits, second mortgage loans, home equity lines of credit, automobile loans and various other installment loans. We primarily offer consumer loans (excluding second mortgage loans and home equity lines of credit) as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. Our consumer lending generally follows accepted industry standards for non subprime lending, including credit scores and debt to income ratios.
We offer home equity lines of credit as a complement to our one- to four-family residential mortgage lending. We believe that offering home equity credit lines helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. Home equity credit lines have adjustable-rates and are secured by a first or second mortgage on owner-occupied one- to four-family residences located primarily in Georgia, Alabama and Florida. Home equity credit lines enable customers to borrow at rates tied to the prime rate as reported in The Wall Street Journal. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement. At September 30, 2013, we had $12.7 million of home equity lines of credit and second mortgage loans not covered by the FDIC. We had $7.6 million of unfunded home equity line of credit commitments not covered by the FDIC at September 30, 2013.
Our commercial business loans are generally limited to terms of five years or less. We typically attempt to collateralize these loans with a lien on commercial real estate or, occasionally, with a lien on business assets and equipment. We also generally require the personal guarantee of the business owner. Interest rates on commercial business loans are generally higher than interest rates on residential or commercial real estate loans due to the risk inherent in this type of loan. Commercial business loans are generally considered to have more risk than residential mortgage loans or commercial real estate loans because the collateral may be in the form of intangible assets and/or readily depreciable inventory. Commercial business loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower or guarantors. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater supervision efforts by our management compared to residential mortgage or commercial real estate lending.
Loan Origination and Approval Procedures and Authority. The following describes our current lending procedures for residential mortgage loans and home equity loans and lines of credit. Upon receipt of a completed loan application from a prospective borrower, we order a credit report and verify other information. If necessary, we obtain additional financial or credit related information. We require an appraisal for all residential mortgage loans, except for home equity loans or lines where a valuation may be used to determine the loan-to-value ratio. Appraisals are performed by licensed or certified third-party appraisal firms and are reviewed by our lending department. We require title insurance or a title opinion on all mortgage loans.
We require borrowers to obtain hazard insurance and we may require borrowers to obtain flood insurance prior to closing. For properties with a private sewage disposal system, we also require evidence of compliance with applicable laws on residential mortgage loans. Further, we generally require borrowers to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which we make disbursements for items such as real estate taxes, hazard insurance, flood insurance, and private mortgage insurance premiums, if required.
Commercial loans are approved through CharterBank’s Management Loan Committee process. The Management Loan Committee consists of the Chief Executive Officer, the President, the Chief Financial Officer and certain other senior lending and credit officers. Commercial loan relationships of $2.0 million or less may be approved outside the Committee process by two senior officers who have commercial loan authority. Commercial loan relationships greater than $2.0 million are approved by the Management Loan Committee.
Loan Originations, Participations, Purchases and Sales. Most of our loan originations are generated by our loan personnel operating at our banking office locations and corporate headquarters. All loans we originate are underwritten pursuant to our policies and procedures. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.
Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold almost all fixed-rate, 30-year conforming one- to four-family residential mortgage loans in the secondary market generally on a servicing-released basis while retaining commercial real estate loans and non-conforming or 15-year fixed rate one- to four-family residential mortgage loans for retention in our portfolio. We sold $50.8 million of loans in fiscal 2013.

Infrequently, we have purchased loan participations in commercial loans in which we are not the lead lender that are secured by real estate or other assets. With regard to all loan participations, we follow our customary loan underwriting and approval policies, and although we may be only approving and servicing a portion of the loan, we underwrite the loan request as if we had originated the loan to ensure cash flow and collateral are sufficient. At September 30, 2013, our loan participations totaled $9.3 million, or 1.93%, of our non-covered loan portfolio. As of September 30, 2013, all of our loan participations were performing in accordance with their terms.
During fiscal 2013 we purchased one loan participation in the amount of $6.4 million that is reflected in our loan balance at September 30, 2013.
Investments
The Board of Directors reviews and approves our investment policy. The Chief Executive Officer and Chief Financial Officer, as authorized by the Board, implement this policy based on the established guidelines within the written investment policy, and other established guidelines, including those set periodically by the Asset-Liability Management Committee.
The primary goal of our investment policy is to invest funds in assets with varying maturities that will result in the best possible yield while maintaining the safety of the principal invested and assisting in managing our interest rate risk. We also seek to use our strong capital position to maximize our net income by investing in higher yielding mortgage-related securities funded by borrowings. We also consider our investment portfolio as a source of liquidity.
The broad objectives of our investment portfolio management are to:

•	minimize the risk of loss of principal or interest;

•	generate favorable returns without incurring undue interest rate and credit risk;

•	manage the interest rate sensitivity of our assets and liabilities;

•	meet daily, cyclical and long term liquidity requirements while complying with our established policies and regulatory liquidity requirements;

•	provide a stream of cash flow;

•	diversify assets and address maturity or interest repricing imbalances; and

•	provide collateral for pledging requirements.
In determining our investment strategies, we consider our interest rate sensitivity, yield, credit risk factors, maturity and amortization schedules, asset prepayment risks, collateral value and other characteristics of the securities to be held.
Sources of Funds
Deposits are the major source of balance sheet funding for lending and other investment purposes. Additional significant sources of funds include liquidity, repayment of loans, loan sales, maturing investments, and borrowings. We believe that our standing as a sound and secure financial institution and our emphasis on the convenience of our customers will continue to contribute to our ability to attract and retain deposits. We offer extended hours at the majority of our offices and alternative banking delivery systems that allow customers to pay bills, transfer funds and monitor account balances at any time. We also offer competitive rates as well as a competitive selection of deposit products, including checking, NOW, money market, regular savings and term certificate accounts. In addition, we offer a Rewards checking product that offers a higher rate on deposit balances up to $15,000 if certain conditions are met. These conditions include receiving only electronic statements, having at least one monthly ACH transaction and ten or more point of sale transactions per month. For accounts that do not meet these conditions in any given month, the rate paid on the balances is reduced.
We also rely on advertising and long-standing relationships to maintain and develop depositor relationships, while competitive rates are also paid to attract and retain deposits. Furthermore, the NCB, MCB, and FNB acquisitions continue to enhance customer convenience by broadening the markets currently served by CharterBank.
We continually evaluate opportunities to enhance deposit growth. Potential avenues of growth include de novo branching and branch or institution acquisitions. Additionally, to the extent additional funds are needed, we may employ available collateral to reduce borrowings, which are expected to consist primarily of Federal Home Loan Bank advances. Based on asset limitations we have $277.3 million available at the Federal Home Loan Bank of Atlanta at September 30, 2013. Based on available collateral we are limited to $182.3 million at September 30, 2013. However, we have reduced and intend to continue to reduce our reliance on wholesale funds. We have a source of emergency liquidity with the Federal Reserve, and at September 30, 2013 we had collateral pledged that provided access to approximately $53.3 million of discount window borrowings.

Employees
As of September 30, 2013, we had 280 full-time employees and 14 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.
Subsidiary Activities
Charter Financial has no direct or indirect subsidiaries other than CharterBank.
SUPERVISION AND REGULATION
General
Charter Financial is a savings and loan holding company, and is required to file certain reports with, and is subject to examination by, and otherwise must comply with the rules and regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve Board” or “FRB”). Charter Financial is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
The Bank is a federal savings bank, examined and supervised by the Office of the Comptroller of the Currency (“OCC”) and is subject to examination by the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. The Bank also is a member of and owns stock in the FHLB of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Bank also is regulated to a lesser extent by the FRB, governing reserves to be maintained against deposits and other matters. The OCC examines the Bank and prepares reports for the consideration of the Bank’s board of directors on any operating deficiencies should any arise. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s mortgage documents.
Any change in these laws or regulations, whether by the FDIC, the OCC, the FRB or Congress, could have a material adverse impact on Charter Financial, the Bank and their operations.
Certain of the regulatory requirements that are applicable to the Bank and Charter Financial are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Bank and Charter Financial and is qualified in its entirety by reference to the actual statutes and regulations.
Federal Legislation
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), has significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required the Bank to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the FRB to supervise and regulate all savings and loan holding companies.
The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with substantial power to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Bank will continue to be examined by their applicable federal bank regulators. The legislation also weakened the federal preemption available for national banks and federal savings banks, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.
The legislation broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a depository institution instead of aggregate deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the FRB to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.
Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the complete substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs.
Federal Banking Regulation
Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended and federal regulations. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate. The Bank may also invest in certain types of debt securities and certain other assets. A bank also may establish subsidiaries that may engage in certain activities not otherwise permissible for a bank, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorized depository institutions to commence paying interest on business checking accounts, effective July 21, 2011.
Capital Requirements. Federal regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system and meeting certain other requirements) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. Federal regulations also require that in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities that are not permissible for a national bank.
The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% (or 200% for certain residual interests in transferred assets), assigned by the applicable regulatory agency, based on the risks believed inherent in the type of asset. Core capital is defined as common shareholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual associations where necessary.
In July, 2013, the OCC and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets. The final rule becomes effective for us on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

At September 30, 2013, the Bank’s capital exceeded all applicable requirements.
Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2013, the Bank was in compliance with the loans-to-one borrower limitations.
Qualified Thrift Lender Test. As a federal savings bank, the Bank must satisfy the qualified thrift lender, or “QTL”, test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.
The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. A savings association that fails the qualified thrift lender test must operate under specified restrictions. Under the Dodd-Frank Act, non-compliance with the QTL test may subject the Bank to agency enforcement action for a violation of law. At September 30, 2013, the Bank satisfied the QTL test.
Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings association. A federal savings bank must file an application with the OCC for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years that is still available for dividends;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or condition imposed by a regulator; or

•	the savings association is not eligible for expedited treatment of its filings.
Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company must still file a notice with the FRB at least 30 days before the board of directors declares a dividend or approves a capital distribution.
The OCC and the FRB have established similar criteria for approving an application or a notice and may disapprove a notice or application if:

•	the savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.
In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if the institution would be undercapitalized after the distribution.
Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.
Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the OCC is required to assess the savings association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.
The Bank received a satisfactory Community Reinvestment Act rating in its most recent federal examination.
Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by FRB regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as the Bank.

Charter Financial is an affiliate of the Bank. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings association. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Savings associations are required to maintain detailed records of all transactions with affiliates.
The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders:

•
subject to certain exceptions for loan law programs made available to all employees, be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.
In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.
Enforcement. The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.
Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.
Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

•
well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the OCC or the Office of Thrift Supervision under certain statutes and regulations, to meet and maintain a specific capital level for any capital measure);

•	adequately capitalized (at least 4% leverage capital (3% for associations with a composite CAMELS rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 4% leverage capital (except as noted in the bullet point above), 4% Tier 1 risk-based capital or 8% total risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the OCC is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings association will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association. Any holding company for a savings association required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings association’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.
At September 30, 2013, the Bank met the criteria for being considered “well-capitalized.”
The recently adopted final rule that will increase regulatory capital requirements will adjust the prompt corrective action categories accordingly.
Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.
The FDIC assesses deposit insurance premiums on all insured depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky to the deposit insurance fund paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s aggregate deposits.
The Dodd-Frank Act increased the minimum target ratio for the Deposit Insurance Fund from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits, and the FDIC must achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are required to fund the increase. The Dodd-Frank Act also eliminated the 1.5% maximum fund ratio, and instead gives the discretion of the FDIC the discretion to determine the maximum fund ratio. The FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.
All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2013, the annualized Financing Corporation assessment was equal to 0.63 basis points of total assets less tangible capital. Assessments related to the FICO bond obligations were not subject to the December 30, 2009 prepayment.
For the fiscal year ended September 30, 2013, the Bank paid $58,000 related to the FICO bonds and was assessed $621,000 pertaining to deposit insurance assessments. Deposit insurance assessments were prepaid in December 2009, for calendar years 2010 through 2012, while FICO bond payments were prepaid, one quarter in advance.
Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.
As of September 30, 2013, outstanding borrowings from the FHLB of Atlanta were $60.0 million and the Bank was in compliance with the stock investment requirement.
Other Regulations
Interest and other charges collected or contracted for by CharterBank are subject to state usury laws and federal laws concerning interest rates. In addition, CharterBank’s operations are subject to federal laws and regulations applicable to credit transactions, financial privacy, money laundering and electronic fund transfers.
Holding Company Regulation
General. Charter Financial is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Charter Financial is registered with the FRB and subject to FRB regulations, examinations, supervision and reporting requirements. In addition, the FRB has enforcement authority over Charter Financial and, in some instances, the Bank. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the Bank.
Permissible Activities. Under present law, the business activities of Charter Financial Corporation are generally limited to those activities permissible for financial holding companies, bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. The Dodd-Frank Act specifies that a savings and loan holding company may only engage in financial holding company activities if it meets the qualitative criteria necessary for a bank holding company to engage in such activities, makes an election to be treated as a financial holding company and conducts the activities in accordance with the requirements that would apply to a financial holding company’s conduct of such activity. As of September 30, 2013, Charter Financial Corporation has not elected to be a financial holding company.
The Home Owners’ Loan Act prohibits a savings and loan holding company, including Charter Financial, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the FRB. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the FRB must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.
The FRB is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.
The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.
Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently permitted for bank holding companies. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The final capital rule discussed above implements consolidated capital requirements for savings and loan holding companies effective January 1, 2015.
Dividends and Repurchases. The FRB has issued guidance regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the guidance provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The guidance provides for prior regulatory review of capital distributions in certain circumstances, such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The guidance also provides for regulatory consultation prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.
Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have existing policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.
Change in Control Regulations. Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as Charter Financial unless the FRB has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances, including where the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.
In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the FRB. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the FRB.
Federal Securities Laws
Charter Financial’s common stock is registered with the Securities and Exchange Commission. As a result, Charter Financial is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
TAXATION
Federal Taxation
General. First Charter, MHC and Charter Federal were, and CharterBank and Charter Financial are, subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Charter Federal, Charter Financial or CharterBank.
Method of Accounting. For federal income tax purposes, Charter Federal reported its income and expenses on the accrual method of accounting and used a tax year ending September 30 for filing its federal and state income tax returns. Similarly, for federal income tax purposes, Charter Financial reports its income and expenses on the accrual method of accounting and uses a tax year ending September 30 for filing its federal and state income tax returns.
Bad Debt Reserves. Historically, CharterBank has been subject to special provisions in the tax law regarding allowable tax bad debt deductions and related reserves. Tax law changes were enacted in 1996, pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), that eliminated the use of the percentage of taxable income method for tax years after 1995 and required recapture into taxable income over a six year period all bad debt reserves accumulated after 1987. CharterBank has recaptured its reserves accumulated after 1987.

Currently, the Charter Financial consolidated group uses the specific charge off method to account for bad debt deductions for income tax purposes.
Taxable Distributions and Recapture. Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if CharterBank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if CharterBank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes.
At September 30, 2013, the total federal pre-base year bad debt reserve of CharterBank was approximately $2.1 million.
Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Charter Federal's consolidated group has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.
Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) was expanded to five years. Neither CharterBank nor Charter Financial had a loss carryforward at September 30, 2013.
Corporate Dividends-Received Deduction. Charter Federal excluded from its federal taxable income 100% of dividends received from CharterBank as a wholly-owned subsidiary by filing consolidated tax returns. The corporate dividends-received deduction is 80% when the corporation receiving the dividend owns at least 20% of the stock of the distributing corporation. The dividends-received deduction is 70% when the corporation receiving the dividend owns less than 20% of the distributing corporation.
Audit of Tax Returns. An audit by the Internal Revenue Service of First Charter, MHC, Charter Federal and CharterBank’s federal income taxes for 2009 to 2011 was just completed. Tax year 2012 is subject to examination by the Internal Revenue Service. Tax years 2010 through 2012 are subject to examination by state taxing authorities in Georgia, Alabama and Florida.
State Taxation
CharterBank currently files Georgia, Florida and Alabama income tax returns. Generally, the income of financial institutions in Georgia, Alabama and Florida, which is calculated based on federal taxable income, subject to certain adjustments, is subject to Georgia, Alabama and Florida tax, respectively.
Charter Financial is required to file a Georgia income tax return and will generally be subject to a state income tax rate that is the same tax rate as the tax rate imposed on financial institutions in Georgia.
As a Maryland business corporation, Charter Financial is required to file an annual report with and pay franchise taxes to the state of Maryland.

ITEM 1A.	RISK FACTORS
If we are unable to replace the revenue we expect to derive from the interest income and continued realization of accretable discounts on our acquired loans and the FDIC receivable with new loans and other interest earning assets, our financial condition and earnings may be adversely affected.
As a result of the three FDIC-assisted acquisitions that we have made and the asset discount bids associated with each acquisition, a significant portion of our income has been derived from the interest income and continued realization of accretable discounts on the loans that we purchased in our FDIC-assisted acquisitions and from the FDIC receivable. For the year ended September 30, 2013, we recognized $16.6 million of interest and accretion income on covered loans, with $8.9 million due to loan accretion. We have $4.9 million remaining of discount accretion to be recognized in income over the next three years. During the period, if we are unable to replace our acquired loans and the related accretion with new performing loans at a similar yield and other interest earning assets due to such reasons as a decline in loan demand or competition from other financial institutions in our markets, our financial condition and earnings, including our interest rate spread, may be adversely affected.

Our business may continue to be adversely affected by downturns in our national and local economies.
Our operations are significantly affected by national and local economic conditions. Substantially all of our loans are to businesses and individuals in west-central Georgia, east-central Alabama and the Florida Panhandle. All of our branches and most of our deposit customers are also located in these areas. A continuing decline in the economies in which we operate could have a material adverse effect on our business, financial condition and results of operations. In particular, Georgia, Alabama and Florida have experienced home price declines, increased foreclosures and high unemployment rates.
A further deterioration or minimal improvement in economic conditions in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

•	demand for our loans, deposits and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	weak economic conditions may continue to limit the demand for loans by creditworthy borrowers, limiting our capacity to leverage our retail deposits and maintain our net interest income;

•	collateral for our loans may decline further in value; and

•	the amount of our low-cost or non-interest bearing deposits may decrease.
We may incur additional losses due to downward revisions to our preliminary estimates of the value of assets acquired in our FDIC-assisted acquisitions, the expiration of the loss sharing agreements or due to higher than expected charge-offs with respect to the assets acquired, which may not be supported by our loss-sharing agreements with the FDIC.
We acquired approximately $202.8 million, $322.6 million and $251.8 million of assets in connection with the NCB, MCB and FNB acquisitions, respectively. We marked down these assets to fair value at the date of each acquisition based on preliminary estimates.
There is no assurance that the assets acquired in the NCB, MCB and FNB acquisitions will not suffer further deterioration in value after the date of acquisition, which would require additional charge-offs. We entered into loss sharing agreements with the FDIC that provide that 80% of losses related to the acquired loans and other real estate owned (“covered assets”) (up to $82.0 million in losses with respect to the $177.6 million of NCB covered assets, up to $106.0 million in losses with respect to the $262.9 million of MCB covered assets) will be borne by the FDIC and thereafter the FDIC will bear 95% of losses on NCB and MCB covered assets. We also entered into a loss sharing agreement with the FDIC that provides that 80% of losses related to the covered assets of $210.9 million acquired in the FNB transaction will be borne by the FDIC. However, we are not protected from all losses resulting from charge-offs with respect to such covered assets. Internal costs incurred to collect and otherwise resolve covered assets are borne by us and not subject to loss sharing reimbursement. Further, the loss sharing agreements have limited terms ranging from five years for commercial loans to ten years for residential mortgage loans. Therefore, any charge-offs or related losses that we experience after the expiration of the loss sharing agreements will not be reimbursed by the FDIC, including the write down of the FDIC indemnification asset, and would reduce our net income. Finally, if we fail to comply with the terms of the loss sharing agreements, we could lose the right to receive payments on a covered asset from the FDIC under the agreements. See “— Our ability to continue to receive benefits of our loss share arrangements with the FDIC is conditioned upon our compliance with certain requirements under the agreements,” below.
We may not be able to collect all of the FDIC indemnification asset from the FDIC due to the FDIC’s policy on the administration of certain loss sharing claims.
There may be some assets covered by loss sharing that we are unable to collect the loss reimbursement from the FDIC before the loss sharing reimbursement period ends. In many cases the basis for reimbursement is an appraisal of real estate for a proposed sale. Many of the loss share assets are real estate located in geographic areas where there is still not an orderly market with willing buyers and willing sellers which frequently results in appraisals with values for properties that attract no buyers. The FDIC will only pay loss sharing claims that approximate a current appraisal. If the Company is unable to sell real estate covered by loss sharing at prices that approximate the property’s appraisal, the Company may incur the loss without loss sharing which would reduce its net income.

Our non-covered commercial real estate, real estate construction, and commercial business loans increase our exposure to credit risks.
Over the last several years, we have increased our non-residential lending in order to improve the yield and reduce the average duration of our assets. At September 30, 2013, our portfolio of non-covered commercial real estate, real estate construction, and commercial business loans totaled $338.0 million, or 70.4% of total non-covered loans, compared to $277.2 million, or 63.3% of total loans (all of which were non-covered) at September 30, 2008. At September 30, 2013, the amount of non-covered non-performing commercial real estate and commercial business loans was $1.3 million. At September 30, 2013, our largest non-covered non-residential real estate borrowing relationship was $12.3 million, consisting of a borrower whose collateral was multiple one- to four-family residential real estate construction loans. These loans may expose us to a greater risk of non-payment and loss than residential real estate loans because, in the case of commercial loans, repayment often depends on the successful operation and earnings of the borrowers and, in the case of consumer loans, the applicable collateral is subject to rapid depreciation. Additionally, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest due on the loan, which could cause us to increase our provision for loan losses and adversely affect our financial condition and operating results.
If the allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to the allowance. Additions to the allowance would decrease our net income. At September 30, 2013, our allowance for loan losses for non-covered loans was $8.2 million, or 1.70% of total non-covered loans and 280.32% of non-covered non-performing loans, compared to $8.2 million, or 1.87% of total non-covered loans and 237.69% of non-covered non-performing loans at September 30, 2012. At September 30, 2013, $2.9 million of nonperforming loans were not covered by loss sharing.
Our level of commercial real estate, real estate construction and commercial business loans is one of the more significant factors in evaluating the allowance for loan losses. These loans may require increased provisions for loan losses in the future, which would decrease our earnings.
Bank regulators periodically review our allowance for loan losses and may require an increase to the provision for loan losses or further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs would decrease our earnings and adversely affect our financial condition.
We could record future losses on our securities portfolio.
For the year ended September 30, 2012, we recorded $273,259 in other-than-temporary impairment charges on non-government agency collateralized mortgage obligations. There were no other-than-temporary impairment charges for the year ended September 30, 2013. At September 30, 2013, our securities portfolio totaled $215.1 million, which included $13.9 million of non-government agency collateralized mortgage obligations with net unrealized losses of $674,317. A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other-than-temporary, which would result in additional losses that could be material. These factors include, but are not limited to, a continued failure by the issuer to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the underlying borrowers deteriorate. These securities have limited liquidity and additional impairment charges may be required in future periods. Deterioration in private-label securities or changes in regulatory capital requirements may reduce our regulatory capital or increase classified assets.

If our problem assets increase, our earnings will decrease.
At September 30, 2013, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, and foreclosed real estate assets) not covered by loss sharing agreements consisted of $2.9 million of loans and $1.6 million of foreclosed real estate. As of September 30, 2013, we also had covered foreclosed real estate of $14.1 million. In addition, our non-covered classified assets (consisting of substandard loans and securities, doubtful loans and loss assets) totaled $37.7 million at September 30, 2013. Our problem assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level. From time to time, we also write down the value of properties in our real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our real estate owned. Further, the resolution of problem assets requires the active involvement of management, which could detract from the overall supervision of our operations. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.
Our ability to continue to receive the benefits of our loss share arrangements with the FDIC is conditioned upon our compliance with certain requirements under the agreements.
Our ability to recover a portion of our losses and retain the loss share protection is subject to our compliance with certain requirements imposed on us in the loss share agreements with the FDIC. These requirements relate primarily to our administration of the assets covered by the agreements, as well as our obtaining the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits. For example, any merger or consolidation of CharterBank with another financial institution would require the consent of the FDIC under the loss share agreements relating to the NCB, MCB and FNB transactions.
In instances where the FDIC’s consent is required under the loss share agreements, the FDIC may withhold its consent to such transactions or may condition its consent on terms that we do not find acceptable. If the FDIC does not grant its consent to a transaction we would like to pursue, or conditions its consent on terms that we do not find acceptable, this may cause us not to engage in a corporate transaction that might otherwise benefit our shareholders or we may elect to pursue such a transaction without obtaining the FDIC’s consent, which could result in termination of our loss share agreements with the FDIC.
We may fail to realize any benefits from, and may incur unanticipated losses related to, the assets we acquired and liabilities we assumed from Neighborhood Community Bank, McIntosh Commercial Bank and The First National Bank of Florida.
The success of the NCB, MCB and FNB acquisitions will depend, in part, on our ability to successfully combine the businesses and assets we acquired with our business, and our ability to successfully manage the significant loan portfolios that were acquired. It may take longer to successfully liquidate the nonperforming assets that were acquired in the NCB, MCB and FNB transactions. As with any acquisition involving a financial institution, there may also be business and service changes and disruptions that result in the loss of customers or cause customers to close their accounts and move their business to competing financial institutions. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees, or to achieve the anticipated benefits of the transactions. Successful integration may also be hampered by differences between our organization and the NCB, MCB and FNB organizations. The loss of key employees of NCB, MCB and/or FNB could adversely affect our ability to successfully conduct business in the markets in which NCB, MCB and FNB operated, which could adversely affect our financial results. Integration efforts will also divert attention and resources from our management. In addition, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our ability to successfully integrate these operations. If we experience difficulties with the integration process, the anticipated benefits of the transactions may not be realized fully, or at all, or may take longer to realize than expected. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

Acquisitions, including any additional FDIC-assisted acquisitions, could disrupt our business and adversely affect our operating results.
On June 26, 2009 we entered into an agreement with the FDIC to acquire assets from Neighborhood Community Bank with a fair value of approximately $196.7 million and assume liabilities from such bank with a fair value of approximately $196.7 million. We also acquired four branches of NCB in the transaction, one of which has been closed. On March 26, 2010, we entered into an agreement with the FDIC to acquire assets of McIntosh Commercial Bank with a fair value of approximately $316.2 million and assume liabilities from such bank with a fair value of approximately $310.6 million. We also acquired four branches of MCB in the transaction, three of which have been closed. On September 9, 2011, we entered into an agreement with the FDIC to acquire assets of First National Bank of Florida with a fair value of approximately $249.0 million and assume liabilities from such bank with a fair value of approximately $248.3 million. We also acquired eight branches of FNB in the transaction, five of which have been closed. We expect to continue to grow by acquiring other financial institutions, related businesses or branches of other financial institutions that we believe provide a strategic fit with our business, which may or may not include loss sharing transactions. To the extent that we grow through acquisitions, we may not be able to adequately or profitably manage this growth. In addition, such acquisitions may involve the issuance of securities, which may have a dilutive effect on earnings per share. Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

•	Potential exposure to unknown or contingent liabilities we acquire;

•	Exposure to potential asset quality problems of the acquired financial institutions, businesses or branches;

•	Difficulty and expense of integrating the operations and personnel of financial institutions, businesses or branches we acquire;

•	Potential diversion of our management’s time and attention;

•	The possible loss of key employees and customers of financial institutions, businesses or branches we acquire;

•	Difficulty in safely investing any cash generated by the acquisition;

•	Inability to utilize potential tax benefits from such transactions;

•	Difficulty in estimating the fair value of the financial institutions, businesses or branches to be acquired which affects the profits we generate from the acquisitions; and

•	Potential changes in banking or tax laws or regulations that may affect the financial institutions or businesses to be acquired.
Our management team’s strategies for the enhancement of shareholder value may not succeed.
Our management team is taking actions to enhance shareholder value, including consolidating branches, reviewing personnel, developing new products, and continuing to review FDIC-assisted acquisition opportunities. In addition, we intend to focus on opportunities for cross selling products to existing customers in an effort to deepen our “share of wallet.” These actions may not enhance shareholder value.
As a community bank, our recruitment efforts may not be sufficient enough to implement our business strategy and execute successful operations.
As we continue to grow, we may find our recruiting efforts more challenging. If we do not succeed in attracting, hiring, and integrating experienced or qualified personnel, we may not be able to successfully implement our business strategy. Additionally, we may be unable to grow efficiently and effectively.
We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.
Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

Historically low interest rates may adversely affect our net interest income and profitability.
During the past five years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. Historically, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets. As a result, rates paid on our interest-bearing liabilities have decreased more quickly than the rates we pay on the loans we have originated and the securities we have purchased. Consequently, our interest rate spreads have increased in the short term. However, our ability to reduce our interest expense is now highly limited compared to the ability for average yields on our interest-earning assets to continue to decrease. The FRB has indicated its intention to maintain low interest rates in the near future. Accordingly, our interest rate spreads and our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which would adversely affect our profitability.
Changes in interest rates could adversely affect our results of operations and financial condition.
Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, a sustained increase in interest rates generally would tend to reduce our interest income.
Changes in interest rates may also affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. Also, increases in interest rates may extend the life of fixed-rate assets, which would restrict our ability to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive on a new investment.
Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2013, the fair value of our portfolio of investment securities, mortgage-backed securities, collateralized mortgage-backed securities and collateralized mortgage obligations totaled $215.1 million. Net unrealized losses on these securities totaled $2.8 million at September 30, 2013.
Additionally, a majority of our single-family mortgage loan portfolio is comprised of adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, which would increase the possibility of default.
Strong competition and changing banking environment may limit growth and profitability.
Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms operating locally and elsewhere, and non-traditional financial institutions, including non-depository financial services providers. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot provide. Additionally, non-traditional financial institutions may not have the same regulatory requirements or burdens as we do even while playing a rapidly increasing role in the financial services industry, which could ultimately limit our growth, profitability and shareholder value. Our profitability depends upon our ability to successfully compete in our market areas and adapt to the ever changing banking environment.
Financial reform legislation has, among other things, eliminated the Office of Thrift Supervision, tightened capital standards and created a new Consumer Financial Protection Bureau, and will result in new laws and regulations that are expected to increase our costs of operations.
The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
Among other things, as a result of the Dodd-Frank Act:

•
the Office of the Comptroller of the Currency became the primary federal regulator for federal savings banks such as CharterBank (replacing the Office of Thrift Supervision), and the FRB now supervises and regulates all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including Charter Financial;

•
effective July 21, 2011, the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest bearing checking accounts. This change has increased our interest expense;

•
the FRB is required to set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. However, the new rule for savings and loan holding companies has set January 1, 2015 as the date the new capital requirements will begin to apply;

•
the federal banking regulators are required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives;

•
a new Consumer Financial Protection Bureau has been established, which has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like CharterBank, will be examined by their applicable bank regulators; and

•
federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorneys general have the ability to enforce federal consumer protection laws.

In addition to the risks noted above, we expect that our operating and compliance costs, and possibly our interest expense, could increase as a result of the Dodd-Frank Act and the implementing rules and regulations. The need to comply with additional rules and regulations, as well as state laws and regulations to which we were not previously subject, will also divert management’s time from managing our operations. Higher capital levels would require us to maintain higher levels of assets that earn less interest and dividend income and returns on shareholders’ equity would suffer.
We will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.
In July 2013, the OCC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to CharterBank and Charter Financial. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.
The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for CharterBank and Charter Financial on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
The application of more stringent capital requirements for CharterBank and Charter Financial could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.
New regulations could restrict our ability to originate and sell mortgage loans.
The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative-amortization; and

•	terms longer than 30 years.
Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.
Our stock price may be volatile due to limited trading volume.
Our common stock is traded on the NASDAQ Global Select Market. However, the average daily trading volume in Charter Financial’s common stock has been relatively small, averaging less than approximately 105,000 shares per day during 2013. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.
Government responses to economic conditions may adversely affect our operations, financial condition and earnings.
The Dodd-Frank Act has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of the Dodd-Frank Act and regulatory actions, may adversely affect our operations by increasing ongoing compliance costs and restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.
If the FRB increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.
Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.
In response to the financial crisis of 2008 and early 2009, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay on their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.
Moreover, bank regulatory agencies have responded aggressively to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the Office of the Comptroller of the Currency and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations are likely to increase our costs of regulatory compliance and costs of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. For example, recent regulatory changes to our overdraft protection programs could decrease the amount of fees we receive for these services. For the years ended September 30, 2013 and 2012, overdraft protection fees totaled $4.0 million and $3.8 million, respectively. Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor. Regulations limit interchange fees for banks with assets of more than $10.0 billion. It is unclear whether in the future these limits will apply to smaller banks such as CharterBank.

We hold certain intangible assets that in the future could be classified as either partially or fully impaired, which would reduce our earnings and the book values of these assets.
Pursuant to applicable accounting requirements, we are required to periodically test our goodwill and core deposit intangible assets for impairment. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. Future impairment testing may result in a partial or full impairment of the value of our goodwill or core deposit intangible assets, or both. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment.
Any requested or required changes in how we determine the impact of loss share accounting on our financial statements could have a material or adverse effect on our reported results.
Our financial results are significantly based on loss share accounting, which is subject to assumptions and judgments made by us. Loss share accounting is a complex accounting methodology. Many of the decisions management makes regarding the application of this accounting methodology may be revised at the request of various regulatory agencies to whom we report. As such, any financial information generated through the use of loss share accounting is subject to change. Any significant change in such information could have a material adverse effect on our results of operations and our previously reported results.
Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.
We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of: fraud by employees or persons outside our company; the execution of unauthorized transactions by employees: errors relating to transaction processing and technology; breaches of the internal control systems and compliance requirements; and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to negative publicity. In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.
We may be adversely affected by the soundness of other financial institutions.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. Any such losses could have a material adverse effect on our financial condition and results of operations.
System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.
The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in violations of consumer privacy laws including the Gramm-Leach-Bliley Act, cause significant liability to us and give reason for existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage and potential liability, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

Hurricanes or other adverse weather events would negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.
Our market area is located in the southeastern region of the United States and is susceptible to natural disasters, such as hurricanes, tornadoes, tropical storms, other severe weather events and related flooding and wind damage, and man-made disasters. These natural disasters could negatively impact regional economic conditions, cause a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us, damage our banking facilities and offices and negatively impact our growth strategy. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or tornadoes will affect our operations or the economies in our current or future market areas, but such weather events could negatively impact economic conditions in these regions and result in a decline in local loan demand and loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of natural or manmade disasters.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We currently conduct business through our administrative office in West Point, Georgia, our branch offices in west-central Georgia, east-central Alabama, the Florida Panhandle and our cashless branch office in Norcross, Georgia. Our Georgia branch offices are located in Carrollton, LaGrange (three offices), Newnan (two offices), Peachtree City and West Point, and our Alabama branches are located in Auburn (two offices), Opelika and Valley. Our Florida Branch offices are in Milton, Pace, and Pensacola. The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $21.8 million at September 30, 2013.

ITEM 3.	LEGAL PROCEEDINGS
As of the date of filing of this Annual Report on Form 10-K, we were not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that we believe are immaterial to our consolidated financial condition, results of operations and cash flows.

ITEM 4.	MINE SAFETY DISCLOSURE
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Dividend Information.
Our common stock currently trades on the Nasdaq Capital Market (“NASDAQ”) under the trading symbol “CHFN.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock. The table below also presents the cash dividends paid per share for the periods indicated. Share price and dividends paid per share prior to April 8, 2013, have been updated to reflect the completion of the second-step conversion using the conversion ratio of 1.2471.

	Price Per Share		Cash Dividend Declared
	High	Low
Fiscal 2013
Fourth quarter (1)	$11.05	$10.14	$0.30
Third quarter	10.24	9.87	0.05
Second quarter	10.26	8.51	—
First quarter	8.50	7.38	—
Fiscal 2012
Fourth quarter	$8.02	$7.05	$—
Third quarter	7.94	6.91	0.04
Second quarter	8.01	7.18	—
First quarter	8.31	7.22	0.04
__________________________________

(1)	Charter Financial declared a special dividend of $0.25 per share in addition to its regular quarterly dividend of $0.05 per share on July 23, 2013.
Holders.
As of November 22, 2013, there were approximately 794 holders of record of our common stock.
Dividends.
The Company started paying a quarterly cash dividend in September 2002. Beginning with the dividend paid for the quarter ended March 31, 2010, we reduced our quarterly dividend from $0.25 per share to $0.05 per share. The reduction of the dividend reflected our decision to pursue opportunities for deployment of capital in FDIC-assisted transactions such as the Neighborhood Community Bank, McIntosh Commercial Bank and The First National Bank of Florida transactions. The dividend rate and the continued payment of dividends will primarily depend on our earnings, alternative uses for capital, such as capital requirements, acquisition opportunities, our financial condition and results of operations, statutory and regulatory limitations affecting dividends and the policies of the Board of Governors of the Federal Reserve System (“FRB”) and, to a lesser extent, tax considerations and general economic conditions. The Company briefly discontinued the quarterly cash dividend following the dividend paid in May 2012 but reinstated the quarterly cash dividend in May 2013.
Under the rules of the Office of Comptroller of the Currency and the FRB, CharterBank is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized. For information concerning additional federal laws and regulations regarding the ability of CharterBank to make capital distributions, including the payment of dividends to Charter Financial, see Part I, Item 1 Business “Taxation—Federal Taxation” and “Supervision and Regulation—Federal Banking Regulation.”
Unlike CharterBank, Charter Financial is not restricted by Office of the Comptroller of the Currency regulations on the payment of dividends to its shareholders. However, the FRB has issued a policy statement regarding the payment of dividends by bank holding companies that it has also made applicable to savings and loan holding companies as well. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. FRB guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.

The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Charter Financial to pay dividends or otherwise engage in capital distributions. In addition, the source of dividends that may be paid by Charter Financial depends on the net proceeds retained by it and earnings thereon, and dividends from CharterBank.
In addition, pursuant to applicable regulations, during the three-year period following our conversion and stock offering in April, 2013, we will not take any action to declare an extraordinary dividend to shareholders that would be treated by recipients as a tax-free return of capital for federal income tax purposes.
Securities Authorized for Issuance under Equity Compensation Plans.
See Part III, Item 12(d) Equity Compensation Plan Information, in this Annual Report on Form 10-K, for the table providing information as of September 30, 2013 about Company common stock that may be issued upon the exercise of options under the Charter Financial Corporation 2001 Stock Option Plan.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA
The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes contained in Item 8 of this Annual Report on Form 10-K. The information at September 30, 2013 and 2012 and for the years ended September 30, 2013, 2012 and 2011 is derived in part from the audited consolidated financial statements that appear in this annual report. The information at September 30, 2011, 2010 and 2009, and for years ended September 30, 2010 and 2009, is derived in part from the audited consolidated financial statements that do not appear in this annual report. The information presented below does not include the financial condition, results of operations or other data of First Charter, MHC prior to its elimination following the April 8, 2013 conversion. The information presented prior to April 8, 2013, is that of Charter Federal, Charter Financial's predecessor company.

	At September 30,
	2013	2012	2011	2010	2009
	(in thousands)
Selected Financial Condition Data:
Total assets	$1,089,406	$1,032,220	$1,171,710	$1,186,082	$936,880
Non-covered loans receivable, net (1)	470,863	427,676	419,979	451,231	462,786
Covered loans receivable, net (2)	108,991	166,228	235,050	148,139	89,764
Investment and mortgage securities available for sale (3)	215,118	189,379	158,737	133,183	206,061
Core deposits (4)	475,426	456,292	447,176	313,170	216,902
Retail deposits (5)	745,900	779,397	883,389	739,691	463,566
Total deposits	751,297	800,262	911,094	823,134	597,634
Total borrowings	60,000	81,000	110,000	212,000	227,000
Total shareholders' equity	273,778	142,521	139,416	136,876	99,345
Tangible total equity	268,649	136,915	133,263	130,532	93,077
______________________________

(1)
Excludes “covered loans” acquired from the FDIC subject to loss-sharing agreements. See Note 5 - Loans Receivable in the Notes to our Consolidated Financial Statements. Loans shown are net of deferred loan (fees) costs and allowance for loan losses and exclude loans held for sale.

(2)
Consists of loans acquired from the FDIC subject to loss sharing agreements. See Note 5 - Loans Receivable in the Notes to our Consolidated Financial Statements. Loans shown are net of deferred loan fees, allowance for loan losses, and nonaccretable and accretable discounts.

(3)	Includes all CharterBank investment and mortgage securities available for sale.

(4)	Core deposits consist of transaction accounts, money market accounts and savings accounts.

(5)	Retail deposits include core deposits and certificates of deposit other than brokered and wholesale certificates of deposit.

	Years Ended September 30,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Selected Operating Data:
Interest income	$42,636	$48,101	$45,786	$49,959	$40,340
Interest expense	7,361	10,589	15,228	22,758	22,599
Net interest income	35,275	37,512	30,558	27,201	17,741
Provision for loan losses	1,400	3,300	1,700	5,800	4,550
Provision for loan losses on covered loans	89	1,202	1,200	420	—
Net interest income after provision for loan losses	33,786	33,010	27,658	20,981	13,191
Total noninterest income	11,653	12,912	9,291	17,515	12,012
Total noninterest expenses	36,314	40,304	33,950	30,474	22,581
Income before provision for income taxes	9,125	5,618	2,999	8,022	2,622
Income tax expense	2,869	639	694	2,087	306
Net income	$6,256	$4,979	$2,305	$5,935	$2,316
Per Share Data: (1)
Basic earnings per share	$0.30	$0.26	$0.12	$0.31	$0.12
Fully diluted earnings per share	$0.30	$0.26	$0.12	$0.31	$0.12
Dividends declared per share	$0.35	$0.08	$0.16	$0.32	$0.80
______________________________

(1)	Share and share amounts held by the public prior to April 8, 2013 have been restated to reflect the completion of the second-step conversion on April 8, 2013 using a conversion ratio of 1.2471.

At or For the Years Ended September 30,
2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.58%	0.46%	0.22%	0.56%	0.27%
Return on average equity (ratio of net income to average equity)	2.98%	3.58%	1.67%	5.62%	2.25%
Interest rate spread (1)	3.66%	4.12%	3.53%	3.30%	2.08%
Net interest margin (2)	3.82%	4.17%	3.59%	3.19%	2.35%
Efficiency ratio (3)	77.38%	79.93%	85.32%	79.16%	75.90%
Non-interest expense to average total assets	3.38%	3.75%	3.34%	2.89%	2.68%
Average interest-earning assets as a ratio of average interest-bearing liabilities	1.19x	1.05x	1.04x	0.89x	1.09x
Average equity to average total assets	19.51%	12.95%	13.43%	10.03%	12.12%
Dividend payout ratio (4)	122.82%	27.56%	83.82%	27.29%	153.79%
Asset Quality Ratios: (5) (6)
Non-covered Assets: (5)
Non-performing assets to total assets (6)	0.49%	0.69%	1.99%	2.33%	2.16%
Non-performing loans to total loans	0.61%	0.79%	2.72%	2.55%	2.82%
Allowance for loan losses as a ratio of non-performing loans	2.80	x	2.38	x	0.80x	0.84x	0.71x
Allowance for loan losses to total loans	1.70%	1.87%	2.19%	2.12%	1.98%
Net charge-offs as a percentage of average non-covered loans outstanding	0.32%	0.86%	0.48%	0.90%	0.71%
Bank Regulatory Capital Ratios:
Total capital (to risk-weighted assets)	33.83%	19.22%	24.36%	21.53%	15.71%
Tier I capital (to risk-weighted assets)	32.57%	17.97%	23.10%	20.28%	14.65%
Tier I capital (to average assets)	18.56%	12.16%	10.68%	10.21%	9.30%
Consolidated Capital Ratios:
Total equity to total assets	25.13%	13.81%	11.90%	11.42%	10.49%
Tangible total equity to total assets	24.66%	13.26%	11.38%	10.98%	9.99%
Other Data:
Number of full service offices	16	16	18	16	14
Full time equivalent employees	287	292	294	260	209

______________________________

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)	The dividend payout ratio represents total dividends declared and not waived divided by total net income.

(5)
Excludes covered assets consisting of assets of Neighborhood Community Bank, McIntosh Commercial Bank, and The First National Bank of Florida acquired from the FDIC and subject to loss sharing agreements. Non-covered assets consist of assets other than covered assets. See Note 3 - Federally Assisted Acquisitions in the Notes to our Consolidated Financial Statements.

(6)
We also had $14.1 million of covered other real estate owned at September 30, 2013, representing 1.3% of consolidated assets. Loss sharing agreements cover any losses upon disposition of such assets at either 95% or 80%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Overview
Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities, collateralized mortgage obligations and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances.
Our business is affected by prevailing general and local economic conditions, particularly market interest rates, and by government policies concerning, among other things, monetary and fiscal affairs and housing. In addition, we are subject to extensive regulations applicable to financial institutions, lending and other operations, privacy, and consumer disclosure.
As a result of our loan underwriting policies, management believes that we have not suffered the same level of loan losses during the recent economic downturn as many financial institutions in our market area. Consequently, we have been able to take advantage of attractive low-risk opportunities to enhance our banking franchise through the purchase of distressed banking franchises from the FDIC.
On April 8, 2013, we completed our conversion from the mutual holding company to the stock holding company form of organization. As a result of the stock offering, we received gross proceeds of $142.9 million.
Our net income increased $1.3 million and totaled $6.3 million for the year ended September 30, 2013, from $5.0 million for the year ended September 30, 2012. The increase in net income for fiscal 2013 resulted primarily from decreases in noninterest expense and provision for loan losses and was partially offset by a decrease in net interest income and an increase in income tax expense. Net interest income decreased $2.2 million to $35.3 million for the year ended September 30, 2013 due primarily to a decrease in average loan balances and was partially offset by a decrease in interest expense on certificates of deposit and borrowings. Noninterest income decreased $1.3 million to $11.7 million for the year ended September 30, 2013 due primarily to decreases in FDIC indemnification asset income and gain on sale of securities available for sale, partially offset by increased fee income on deposits. Most of the reduction in the FDIC indemnification asset income was due to amortization of impairment. During the year ended September 30, 2013, we reduced income by $0.6 million and based on September 30, 2013 estimates of cash flows, have $0.7 million remaining to be amortized. Our provision for non-covered loan losses was $1.4 million for the year ended September 30, 2013 compared to $3.3 million for the year ended September 30, 2012. This decrease in the provision for non-covered loan loss was a result of a decrease in net charge-offs for the year ended September 30, 2013 as compared to a $1.2 million charge-off of specific allowances of impaired loans as required by the Office of the Comptroller of the Currency policy for the year ended September 30, 2012 as we converted to being regulated by the Office of the Comptroller of the Currency instead of the Office of Thrift Supervision. Noninterest expense decreased $4.0 million to $36.3 million for the year ended September 30, 2013 due primarily to a decrease in cost of Real Estate Owned (“REO”) and decreases in compensation expense and marketing expense both due to increased 2012 costs related to acquisitions.
Our net income increased $2.7 million and totaled $5.0 million for the year ended September 30, 2012, from $2.3 million for the year ended September 30, 2011. The increase in net income for fiscal 2012 resulted primarily from increases in net interest income, noninterest income and a reduction in income tax expense, partially offset by an increase in our provision for non-covered loan losses and an increase in noninterest expense. Net interest income increased $7.0 million to $37.5 million for the year ended September 30, 2012 due to the covered loans acquired in the FNB acquisition in September 2011 and a reduction in the cost of funds as a result of the low interest rate environment and a reduction in FHLB borrowings. Noninterest income increased $3.6 million to $13.0 million for the year ended September 30, 2012 due primarily to a $2.0 million reduction in other-than-temporary impairment charges and an increase of $1.2 million in fees on checking accounts. Our provision for non-covered loan losses was $3.3 million for the year ended September 30, 2012 as compared to $1.7 million for the year ended September 30, 2011 as a result of an increase in net charge-offs due in part to $1.2 million in charge-offs of specific allowances of impaired loans as required by Office of the Comptroller of the Currency policy. Noninterest expense increased $6.4 million to $40.3 million for the year ended September 30, 2012 due primarily to the cost of operating, integrating and managing the assets acquired from the FDIC as receiver of FNB in September 2011.
Business Strategy
Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. This 59-year history in the community, combined with management’s extensive experience and adherence to conservative underwriting standards through numerous business cycles, has enabled us to maintain a strong capital position with favorable credit quality metrics despite the economic downturn. On April 8, 2013, we completed our conversion from the mutual holding company form of organization to the fully public stock holding company form of organization and raised $142.9 million in gross offering proceeds from the related stock offering. The Company intends to continue to manage its capital position in order to provide value to its shareholders through actions such as paying cash dividends and, when permitted, repurchasing shares of the Company’s common stock. The Company currently pays a quarterly cash dividend of $0.05 per share and paid a special dividend of $0.25 per share to shareholders on July 23, 2013. Under Federal Reserve Board regulations, the Company is generally prohibited from repurchasing shares of its stock during the first year following the completion of the conversion, except to fund restricted stock awards under an Equity Incentive Plan. The board of directors of the Company will evaluate the relative benefits of initiating a stock repurchase plan when permitted under federal regulations.
We believe that the current economic and financial services environment presents a significant opportunity for us to grow our retail banking operations. Through our FDIC-assisted acquisitions in June 2009, March 2010 and September 2011, we acquired sixteen full-service branch offices, of which seven were retained. We also acquired deposits of $721.0 million in the three transactions. In each of the FDIC-assisted acquisitions, we participated in a competitive bid process in which we offered an asset discount bid on net assets acquired and no deposit premium. We also entered into loss sharing agreements with the FDIC which cover a majority of the assets acquired (referred to as “covered assets”) and provide for substantial protection on losses associated with the covered assets. See “FDIC-Assisted Acquisitions” below.
Based on the persistent challenges presented by the economic and regulatory climate along with increased compliance costs and an accelerated need for economies of scale, we expect there to be a significant amount of unassisted consolidation in our banking markets which we intend to explore as opportunities arise. We believe that our strong financial condition and capital position are desirable traits for smaller community banking institutions seeking a merger partner. As a result, while we will continue to analyze opportunities for FDIC-assisted transactions, these transactions will not be available for an indefinite period of time and therefore we will also look to fill out the franchise through conservatively structured unassisted transactions. Our knowledge of the marketplace and our experienced management team, together with our experience in managing problem assets acquired from the FDIC in the NCB, MCB, and FNB transactions position us to take advantage of future opportunities to acquire troubled and other financial institutions in our market area through unassisted transactions.
Key aspects of our business strategy include the following:

•
Leverage capital through disciplined acquisitions. The economy and banking industry in our market area of west-central Georgia, east-central Alabama and the Florida Panhandle continue to face significant challenges as many banks have experienced capital and liquidity losses as a result of significant charge-offs associated with troubled loan credits. These challenges have created strategic growth opportunities for us. Our discipline and selectivity in identifying target franchises, along with our successful history of working with the FDIC, such as in the NCB, MCB and FNB transactions, and the additional capital raised through our second-step conversion provide us an advantage in pursuing and consummating future acquisitions. We intend to leverage our capital base and acquisition experience to selectively pursue conservatively structured unassisted transactions of select franchises that present attractive risk-adjusted returns. In addition, future acquisitions will enable us to further utilize our substantial infrastructure devoted to the workout of special assets.

•
Expand our retail banking franchise. Our focus is on growing our retail banking presence throughout the markets in west-central Georgia, east-central Alabama, and the Florida Panhandle, including our expanded retail footprint resulting from the NCB, MCB and FNB acquisitions, while reducing reliance on wholesale funding sources. Since September 30, 2010 we have reduced FHLB borrowings by $152.0 million and certificates of deposit by $234.1 million in our efforts to fund our balance sheet with core deposits (comprised of transaction, savings and money market accounts). Over this same time period we have increased core deposits from $313.2 million to $475.4 million while lowering our cost of funds from 2.55% for the year ended September 30, 2010 to 0.95% for the year ended September 30, 2013. These deposits provide a low cost source of funds for our lending operations, as well as a potential source of fee income.

We intend to build a diversified balance sheet to position us as a full-service community bank that offers both retail and commercial loan and deposit products to all markets within the I-85 corridor and the adjacent and other markets resulting from our acquisitions of NCB, MCB, and FNB. Moreover, we expect that the high level of customer service and expanded product offerings we provide, as well as our capital strength and financial position in an otherwise distressed banking market, will also facilitate organic growth and an opportunity to increase market share.

•
Provide quality customer service and convenience. In order to proactively address the needs of our clients, we continue to make and build out investments in infrastructure and technology to improve transactional efficiencies and minimize the amount of time required for customers to complete regular banking activities, such as making a deposit at a branch drive-thru. In addition, the customer experience is enhanced for in-branch transactions as unique amenities such as child-friendly play areas, coffee cafes and change counters combine banking activities with everyday realities. To further emphasize convenience for our customers, we offer extended hours at the majority of our offices and alternative banking delivery systems, such as internet banking, that allow customers to pay bills, transfer funds and monitor account balances at any time. Additionally, we strive to create tailored products and services that are designed to meet the changing needs of our customers, such as our Rewards checking program discussed under the heading Item I, Business “—Sources of Funds.”

•
Maintain strong asset quality. We emphasize a disciplined credit culture based on intimate market knowledge, close ties to our customers, sound underwriting standards and experienced loan officers. While the challenging operating environment which began a few years ago contributed to an increase in problem assets, management’s primary objective has been to expeditiously reduce the level of nonperforming and classified assets through diligent monitoring and aggressive resolution efforts, including problem covered assets of NCB, MCB and FNB. The results of this effort are evidenced by our asset quality at September 30, 2013, with $4.5 million of non-performing assets not covered by loss sharing which represented 0.49% of total non-covered assets. This is compared to $5.6 million, or 0.69% of total non-covered assets, and $15.8 million, or 1.99% of total non-covered assets, of non-performing assets not covered by loss sharing at September 30, 2012 and September 30, 2011, respectively. Our ratio of allowance for loan losses to non-covered non-performing loans was 280.32% at September 30, 2013.

We have established a dedicated problem asset resolution team with experienced leadership to resolve nonperforming assets and classified assets acquired in the NCB, MCB and FNB transactions. While the majority of these nonperforming assets do not pose a significant credit risk because they are substantially covered under loss sharing agreements with the FDIC, reducing the amount of contractually non-performing assets acquired in the NCB, MCB and FNB acquisitions will reduce the cost of carrying these assets. Covered loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, covered loans that are contractually past due are still considered to be accruing and performing loans. See —Asset Quality for additional detail.

•
Focus on relationship-driven banking. We are focused on meeting the financial needs of our customer base through offering a full complement of loan, deposit and online banking solutions (i.e. internet banking and mobile banking). Over the years we have introduced new products and services in order to more fully serve and deepen the relationship with customers which has enabled us to grow our core deposit base, which generally represents a customer’s primary banking relationship. Our quality customer relationships and core competencies provide opportunities for cross selling products to existing customers in an effort to deepen our “share of wallet” and we intend to actively develop such opportunities.

•
Scalable operating platform. We have committed significant resources to establish a scalable platform to accommodate future growth. The investments made thus far in systems and personnel will enable us to achieve improved operational efficiencies, with minimal additional investments, as we continue to integrate the assets and liabilities from recent acquisitions. In particular, our investment in operations required to integrate and manage the assets and liabilities acquired in FDIC-assisted transactions are largely fixed, allowing us to leverage existing systems and personnel to drive a higher return on similar investments in the future. Our acquisitions of NCB in June 2009, MCB in March 2010, and FNB in September 2011 highlight our ability to capitalize on opportunities that offer attractive risk-adjusted returns and provide a template for future acquisitions. We have closed 11 branch locations, nine of which were acquired in FDIC acquisitions, since 2009 as part of efforts to improve operational efficiency and will continue to focus our attention on other initiatives to increase franchise value.

FDIC-Assisted Acquisitions
Neighborhood Community Bank. On June 26, 2009, we entered into a purchase and assumption agreement with the FDIC, as receiver, to acquire certain assets and assume certain liabilities of Neighborhood Community Bank, a full service commercial bank headquartered in Newnan, Georgia. The NCB acquisition extended our retail branch footprint as part of our efforts to increase our retail deposits and reduce our reliance on brokered deposits and borrowings as a significant source of funds. The acquisition of NCB’s four full-service branches, one of which has been closed, has expanded our market presence in west-central Georgia within the I-85 corridor region in which we are seeking to expand.
We assumed $195.3 million of liabilities, including $181.3 million of deposits with no deposit premium paid. The liabilities assumed by us also included $13.0 million of Federal Home Loan Bank advances and $981,000 of other liabilities. We acquired approximately $202.8 million of NCB’s assets, including $159.9 million in loans, net of unearned income, and $17.7 million of real estate owned at a discount of $26.9 million of fair value and other adjustments. The assets acquired also included $43.9 million of cash and cash equivalents, securities, Federal Home Loan Bank stock and other assets, including $19.4 million in cash that was received from the FDIC.

Under agreements with the FDIC, the FDIC assumed 80% of losses and shared 80% of loss recoveries on the first $82.0 million of losses on the acquired loans and other real estate owned, and assumes 95% of losses and shares 95% of loss recoveries on losses exceeding $82.0 million. The loss sharing agreements cover losses on single-family residential mortgage loans for ten years and all other losses for five years and are subject to certain servicing procedures as specified in the agreements with the FDIC. In addition to the $26.9 million of fair value discounts, we initially recorded an indemnification asset from the FDIC in the amount of $50.0 million as part of the loss sharing agreements. Subsequent to initial recognition, an additional $20.6 million was recorded to increase the indemnification asset because of increased estimates of expected credit losses on covered assets. We have received $64.3 million in cash from the FDIC in loss sharing through September 30, 2013 relating to NCB agreements.
We determined current fair value accounting estimates of the acquired assets and liabilities in accordance with accounting requirements for acquisition transactions. We expect that we now have sufficient nonaccretable discounts (discounts representing amounts that are not expected to be collected from the customer, liquidation of collateral, or under the FDIC loss sharing agreements) to cover losses on the covered loans and other real estate. We have further recorded a FDIC receivable for losses expected to be indemnified by the FDIC. Furthermore, we expect to have accretable discounts (discounts representing the excess of a loan’s cash flows expected to be collected over the initial investment in the loan) to provide for market yields on the covered loans. No goodwill or bargain purchase gain was recorded in the transaction.
Assets covered by loss sharing, at fair value or net of acquisition discounts and allowance for loan losses decreased from $132.0 million at acquisition $19.7 million at September 30, 2013. We expensed provisions for losses of $30,000 for covered loans and $67,000 for covered other real estate owned for fiscal 2013 compared to $889,000 and $210,000, respectively, in fiscal 2012. Cumulatively, we have received $64.3 million in cash reimbursements from the FDIC and have a remaining FDIC indemnification receivable of $6.6 million at September 30, 2013.
We estimated the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and other real estate owned assets, and we recorded the estimate as a receivable from the FDIC. The FDIC receivable for loss share for NCB was $6.6 million and $10.9 million at September 30, 2013 and 2012, respectively. The decrease in the amount of FDIC receivable included an impairment posted in the June 2013 quarter of $300,000 and an additional impairment of $342,461 posted in the September 2013 quarter. Management has an ongoing process of evaluating the likelihood of collecting FDIC reimbursements on losses on assets associated with the receivable. After management’s recent evaluation of the collectability of the FDIC receivable, it was determined a potential $1.0 million impairment may be necessary, of which $342,461 of the potential impairment was posted in the quarter ended September 30, 2013. This $1.0 million potential impairment is in addition to the $300,000 recorded in the June 2013 quarter. The potential impairment relates to resolving expected losses on covered loans prior to the end of the loss sharing agreement.
The former NCB franchise is currently operating under the CharterBank name.
McIntosh Commercial Bank. On March 26, 2010, we entered into a purchase and assumption agreement with the FDIC, as receiver, to acquire certain assets and assume certain liabilities of McIntosh Commercial Bank, a full-service commercial bank headquartered in Carrollton, Georgia. The MCB acquisition extended our retail branch footprint as part of our efforts to increase our retail deposits and reduce our reliance on brokered deposits and borrowings as a significant source of our funds. The retention of one of MCB’s four full-service branches has expanded our market presence in west-central Georgia within the I-85 corridor region and adjacent areas in which we are seeking to expand.
We assumed $306.2 million of liabilities, including $295.3 million of deposits with no deposit premium paid. The liabilities assumed by us also included $9.5 million of FHLB advances and other borrowings and $1.4 million of other liabilities. We acquired approximately $322.6 million of MCB’s assets, including $207.6 million in loans, net of unearned income, and $55.3 million of real estate owned at a discount to book value of $53.0 million. The assets acquired also included $68.9 million of cash and cash equivalents and $27.4 million of securities and other assets.
Under agreements with the FDIC, the FDIC assumed 80% of losses and shared 80% of loss recoveries on the first $106.0 million of losses on the acquired loans and other real estate owned, and assumes 95% of losses and shares 95% of loss recoveries on losses exceeding $106.0 million. The loss sharing agreements cover losses on single-family residential mortgage loans for ten years and all other losses for five years. We initially recorded an indemnification asset from the FDIC in the amount of $108.3 million as part of the loss sharing agreements which reflected the present value of the expected net cash reimbursement related to the loss sharing agreements.
We determined current fair value accounting estimates of the acquired assets and liabilities in accordance with new accounting requirements for business combinations under which the assets acquired and liabilities assumed are recorded at their respective acquisition date fair values. It is expected that we will have sufficient nonaccretable discounts (discounts representing amounts that are not expected to be collected from the customer or liquidation of collateral) to cover any losses on the covered loans. We have further recorded a FDIC receivable for losses expected to be indemnified by the FDIC and also loan nonaccretable discounts for such credit losses. Furthermore, we expect to have accretable discounts (discounts representing the excess of a loan’s cash flows expected to be collected over the initial investment in the loan) to provide for market yields on the covered loans. In addition, we recorded noninterest income of approximately $9.3 million in a pre-tax bargain purchase gain as a result of the MCB transaction which represents the excess of the estimated fair value of the assets acquired over the fair value of the liabilities assumed.
Accounting standards prohibit carrying over an allowance for loan losses for loans purchased in the MCB acquisition as uncertainty regarding collectability of future contractual payments are incorporated into the fair value measurement. On the March 26, 2010 acquisition date, the estimate of the contractually required principal payments receivable for all impaired loans acquired from MCB was $136.9 million, and the estimated fair value of such loans was $50.4 million. The impaired MCB loans were generally valued based on the liquidation value of the underlying collateral because most of the loans are collateral dependent. We established credit risk related discounts (nonaccretable) of $73.8 million on the acquisition date relating to these impaired loans, reflected in the recorded net fair value of the impaired loans. Our estimate on the acquisition date of the contractually required principal payments receivable for all other loans acquired in the MCB acquisition was $70.8 million, and the estimated fair value of the loans was $46.6 million. We established credit risk related nonaccretable discounts of $18.9 million on these non-impaired loans. In our estimate of cash flows for the MCB loans, we also recorded accretable discounts of $5.3 million relating to the loans that will be recognized on a level yield basis over the life of the loans because accretable yield represents cash flows expected to be collected. As of the acquisition date, we also recorded a net FDIC receivable of $108.3 million, which reflected the present value of the expected net cash reimbursement under the loss sharing agreements for covered loans and other real estate. Such receivable has been discounted by $1.7 million for the expected timing of receipt of these cash flows.
Assets covered by loss sharing, at fair value or net of nonaccretable discount decreased from $112.1 million at acquisition to $23.9 million at September 30, 2013. We expensed provisions for losses of $28,000 for covered loans and $110,000 for covered other real estate owned for fiscal 2013, compared to $0 and $175,000 respectively, in fiscal 2012. Cumulatively, we have received $109.6 million in cash reimbursements from the FDIC and have a remaining FDIC indemnification receivable of $9.3 million at September 30, 2013.
The First National Bank of Florida. On September 9, 2011, we entered into a purchase and assumption agreement with the FDIC, as receiver, to acquire certain assets and assume certain liabilities of The First National Bank of Florida a full-service commercial bank headquartered in Milton, Florida. The FNB acquisition extended our retail branch footprint as part of our efforts to increase our retail deposits and reduce our reliance on brokered deposits and borrowings as a significant source of our funds. The retention of three of FNB’s eight full-service branches has expanded our market presence in the northwestern Florida Panhandle region and adjacent areas in which we are seeking to expand.
We assumed $247.5 million of liabilities, including $244.7 million of deposits with no deposit premium paid. We acquired approximately $251.8 million of FNB’s assets, including $185.9 million in loans, net of unearned income, and $24.9 million of other real estate owned at a discount to book value of $28.0 million. The assets acquired also included $49.3 million of cash and cash equivalents and $13.0 million of securities.
Under agreements with the FDIC, as part of the Purchase and Assumption Agreement, CharterBank and the FDIC entered into two loss sharing agreements—one for single family loans, and one for all other loans and other real estate owned. Under the loss sharing agreements, the FDIC covers 80% of covered loan and other real estate owned losses, with the exception of $900,259 (contractual balance) in consumer loans. The term for loss sharing on residential real estate loans and other real estate owned is ten years, while the term for loss sharing on non-residential real estate loans and other real estate owned is five years with respect to losses and eight years for loss recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, accrued interest on loans for up to 90 days from the date of the transaction, the book value of other real estate owned from the date of the transaction and certain direct costs. New loans made after the date of the transaction are not covered by the loss sharing agreements.
We determined current fair value accounting estimates of the acquired assets and liabilities in accordance with accounting requirements for business combinations under which the assets acquired and liabilities assumed are recorded at their respective acquisition date fair values. It is expected that we will have sufficient nonaccretable discounts (discounts representing amounts that are not expected to be collected from the customer or liquidation of collateral) to cover losses on the covered loans. We have further recorded a FDIC receivable for losses expected to be indemnified by the FDIC. Furthermore, we expect to have accretable discounts (discounts representing the excess of a loan’s cash flows expected to be collected over the initial investment in the loan) to provide for market yields on the covered loans. In addition, we recorded noninterest income of approximately $1.1 million in a pre-tax bargain purchase gain as a result of the FNB transaction which represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed.
Accounting standards prohibit carrying over an allowance for loan losses for loans purchased in the FNB acquisition as uncertainty regarding collectability of future contractual payments are incorporated into the fair value measurement. On the

September 9, 2011 acquisition date, the estimate of the contractually required principal payments receivable for all impaired loans acquired from FNB was $121.6 million, and the estimated fair value of such loans was $57.8 million. The impaired FNB loans were generally valued based on the liquidation value of the underlying collateral because most of the loans are collateral dependent. Our estimate on the acquisition date of the contractually required principal payments receivable for all other loans acquired in the FNB acquisition and covered by the FDIC was $64.3 million, and the estimated fair value of the loans was $63.6 million. We did not initially establish any credit risk related discounts on these non-impaired loans. In our estimate of cash flows for the FNB loans, we recorded accretable discounts of $11.8 million relating to the loans that will be recognized on a level yield basis over the life of the loans because accretable yield represents cash flows expected to be collected. As of the acquisition date, we also recorded a net FDIC receivable of $51.6 million, representing FDIC indemnification under the loss sharing agreements for covered loans and other real estate. Such receivable was initially discounted by $2.0 million for the expected timing of receipt of these cash flows.
Assets covered by loss sharing, at fair value or net of acquisition discounts and allowance for loan losses decreased from $132.0 million at acquisition to $79.4 million at September 30, 2013. We expensed provisions for losses of $32,000 for covered loans and $895,000 for covered other real estate owned for fiscal 2013, compared to $313,000 and $300,000, respectively, in fiscal 2012. Cumulatively, we have received $42.0 million in cash reimbursements from the FDIC and have a remaining FDIC indemnification receivable of $14.0 million at September 30, 2013.
FDIC-Assisted Transactions and Loss Sharing Agreements
The following table presents the estimated losses and losses incurred on acquired assets covered under loss share agreements as of September 30, 2013:

Entity	Date of Transaction	FDIC Stated Threshold or Intrinsic Loss Estimate	Original Estimated Covered Losses	Losses Incurred Through September 30, 2013 (1)
		(in thousands)
NCB	6/26/2009	$82,000	$65,072	$82,448
MCB	3/26/2010	106,000	132,874	133,737
FNB	9/9/2011	59,483	70,008	52,117
		$247,483	$267,954	$268,302
__________________________________

(1)	Claimed or Claimable loans and other real estate owned losses including expenses, net of revenues.
Under the FNB loss share agreements, all losses (whether or not they exceed the intrinsic loss estimate) are reimbursable by the FDIC at 80% of the losses and reimbursable expenses paid. During the year ended September 30, 2013, the losses and reimbursable expenses claimed under the MCB loss share agreements exceeded the FDIC established threshold and became reimbursable at 95% rather than the 80% rate. As of September 30, 2013, the losses and reimbursable expenses under the NCB loss share agreements were still reimbursable at a rate of 80%; however, projected total losses indicate the FDIC established threshold will be exceeded, ultimately resulting in the maximum reimbursable rate of 95%.

Critical Accounting Policies
Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. They require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The following are the accounting policies that we believe are critical. For a discussion of recent accounting pronouncements, see Note 1 - Summary of Significant Accounting Policies in the Notes to our Financial Statements.
Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that become uncollectible, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower’s ability to repay.
We segment our allowance for loan losses into the following three major categories: (1) general allowances for Classified/Watch loans; (2) general allowances for loans with satisfactory ratings; and (3) an unallocated amount. Risk ratings are initially assigned in accordance with our loan and collection policy. A department independent from our loan origination staff reviews risk grade assignments on an ongoing basis. Management reviews current information and events regarding a borrowers’ financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based on the fair value of the collateral, if the loan is considered collateral-dependent, as the measure for the amount of the impairment. Impaired and Classified/Watch loans are aggressively monitored. The allowances for loans by credit grade are further subdivided by loan type. We have developed specific quantitative allowance factors to apply to each loan grade which considers loan charge-off experience over the most recent two years by loan type. In addition, we apply loss estimates for certain qualitative allowance factors that are subjective in nature and require considerable judgment on the part of management. Such qualitative factors include economic and business conditions, the column of past due loans, changes in the value of collateral in collateral-dependent loans, and other economic uncertainties. An unallocated component of the allowance is also for losses that specifically exist in the remainder of the portfolio, but have yet to be identified.
While management uses available information to recognize losses on loans, future additions or reductions to the allowance may be necessary based on changes in economic conditions or changes in accounting guidance on reserves. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
Management believes that the allowance for loan losses is adequate. At September 30, 2013, we had 91.4% of our total non-covered loan portfolio secured by real estate, with one- to four-family residential mortgage loans comprising 25.9% of the total non-covered loan portfolio, commercial real estate loans comprising 56.2% of the total non-covered loan portfolio, and construction loans comprising 9.3% of the total non-covered loan portfolio. We carefully monitor our commercial real estate loans since the repayment of these loans is generally dependent upon earnings from the collateral real estate or the liquidation of the real estate and is affected by national and local economic conditions. For many owner-occupied commercial real estate loans, debt service may be dependent upon cash flow from business operations. The residential category represents those loans we choose to maintain in our portfolio rather than selling into the secondary market. The residential loans held for sale category comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate and purchase price fixed so we take no credit or interest rate risk with respect to these loans.
Relating to the FDIC-assisted acquisitions of the loans of NCB, MCB, and FNB, we have established an allowance for loan losses for loans covered by loss-sharing agreements and such allowance for loan losses was $3.9 million at September 30, 2013. Management believes this allowance for covered loans is adequate.
Through the FDIC-assisted acquisitions of the loans of NCB, MCB, and FNB, we established nonaccretable discounts for the acquired impaired loans and we also established nonaccretable discounts for all other loans of MCB. These nonaccretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, we continue to assess the experience of actual cash flows on a quarterly basis compared to our estimates. When we determine that nonaccretable discounts are insufficient to cover expected losses in the applicable covered loan portfolios, an allowance for covered loans is recorded with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on additional future cash expected to be received from the FDIC due to loss sharing indemnification.
Other-Than-Temporary Impairment of Investment Securities. A decline in the market value of any available for sale security below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for that security. In connection with the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, and collateralized mortgage obligations, management obtains fair value estimates by independent quotations, assesses current credit ratings and related trends, reviews relevant delinquency and default information, assesses expected cash flows and coverage ratios, reviews average credit score data of underlying mortgages, and assesses other current data. The severity and duration of an impairment and the likelihood of potential recovery of an impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value.
See “Risk Factors—We could record future losses on our securities portfolio” in Part I, Item 1A of this Annual Report on Form 10-K.

Real Estate Owned. Real estate acquired through foreclosure, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at the lower of cost or fair value, less disposal costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized and charged to the allowance for loan losses. Subsequent write downs are charged to a separate allowance for losses pertaining to real estate owned, established through provisions for estimated losses on real estate owned which are charged to expense. Based upon management’s evaluation of the real estate acquired through foreclosure, additional expense is recorded when necessary in an amount sufficient to reflect any declines in estimated fair value. Gains and losses recognized on the disposition of the properties are recorded in noninterest expense in the consolidated statements of income.
Goodwill and Other Intangible Assets. Intangible assets include costs in excess of net assets acquired and deposit premiums recorded in connection with the acquisitions. In accordance with accounting requirements, we test our goodwill for impairment annually or more frequently as circumstances and events may warrant. No impairment charges have been recognized through September 30, 2013.
Deferred Income Taxes. Management estimates income tax expense using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the amount of assets and liabilities reported in the consolidated financial statements and their respective tax bases. In estimating the liabilities and corresponding expense related to income taxes, management assesses the relative merits and risks of various tax positions considering statutory, judicial and regulatory guidance. Because of the complexity of tax laws and regulations, interpretation is difficult and subject to differing judgments. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management’s determination of the realization of the net deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income, reversing temporary differences which may offset, and the implementation of various tax plans to maximize realization of the deferred tax asset. Management has determined that no valuation allowances were necessary relating to the realization of its deferred tax assets.
Changes in the estimate of income tax liabilities occur periodically due to changes in actual or estimated future tax rates and projections of taxable income, interpretations of tax laws, the complexities of multi-state income tax reporting, the status of examinations being conducted by various taxing authorities and the impact of newly enacted legislation or guidance as well as income tax accounting pronouncements.
Receivable from FDIC Under Loss Sharing Agreements. Under loss sharing agreements with the FDIC, we recorded a receivable from the FDIC equal to 80 percent or 95 percent, as applicable, of the estimated losses in the covered loans and other real estate acquired in an FDIC-assisted transaction. The receivable was recorded at the present value of the estimated cash flows at the date of the acquisition and is reviewed and updated prospectively as loss estimates related to covered loans and other real estate acquired through foreclosure change. Most third party expenses on other acquired real estate and covered impaired loans are covered under the loss sharing agreements and the cash flows from the reimbursable portion are included in the estimate of the FDIC receivable when incurred.
Estimation of Fair Value. The estimation of fair value is significant to certain of our assets, including investment securities available for sale, other real estate owned, assets and liabilities subject to acquisition accounting and the value of loan collateral for impaired loans. These are all recorded at either fair value or the lower of cost or fair value. Fair values are determined based on third party sources, when available. Furthermore, generally accepted accounting principles require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values may be influenced by a number of factors, including market interest rates, prepayment speeds, liquidity considerations, discount rates and the shape of yield curves. For additional information relating to the fair value of our financial instruments, see Note 15 - Fair Value of Financial Instruments and Fair Value Measurement in the consolidated financial statements.

Comparison of Financial Condition at September 30, 2013 and 2012
Assets. Total assets increased $57.2 million, or 5.5%, to $1.09 billion at September 30, 2013, compared to $1.03 billion at September 30, 2012. Assets increased primarily due to increases of $52.6 million in cash and cash equivalents and $25.7 million in securities available for sale, partially offset by a decline in total loans of $14.0 million.
Cash and cash equivalents. Cash and cash equivalents increased to $161.5 million at September 30, 2013, up from $108.8 million at September 30, 2012. This increase was primarily due to an increase in interest earning deposits in other financial institutions from the net proceeds of our conversion and stock offering completed on April 8, 2013.
Loans. At September 30, 2013, total loans were $579.9 million, or 53.2% of total assets. During the year ended September 30, 2013, our total loan portfolio decreased by $14.0 million, or 2.4%. The decrease was primarily due to a reduction of balances of acquired loan portfolios covered by loss sharing agreements, which was partially offset by an increase of $43.2 million, or 10.1%, in loans not covered by loss sharing agreements. Of the $579.9 million in net loans as of September 30, 2013, $109.0 million were covered by FDIC loss sharing agreements.

	Non-covered (1)	Covered (2)	Total
	(in thousands)
Loan Balances:
September 30, 2013	$470,863	$108,991	$579,854
June 30, 2013	443,581	120,712	564,293
March 31, 2013	421,175	131,359	552,534
December 31, 2012	426,369	149,269	575,638
September 30, 2012	427,676	166,228	593,904
June 30, 2012	430,292	186,545	616,837
March 31, 2012	435,424	203,626	639,050
December 31, 2011	432,108	218,623	650,731
September 30, 2011	419,978	235,050	655,028
 __________________________________

(1)	Non-covered loans are shown net of deferred loan fees and allowance for loan losses.

(2)	Covered loans are shown net of deferred loan fees, allowance for loan losses and accretable discounts.
Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
One- to four-family residential real estate (1)	$124,571	20.8%	$105,515	16.8%	$98,845	14.2%	$106,041	16.5%	$126,097	21.2%
Commercial real estate	269,609	45.1	251,379	40.1	252,037	36.3	267,726	41.6	270,062	45.4
Real estate construction (2)	44,653	7.5	45,369	7.2	41,726	6.0	45,930	7.1	43,965	7.4
Commercial	23,774	4.0	16,597	2.7	17,613	2.6	19,604	3.0	10,466	1.7
Consumer and other loans (3)	17,545	2.9	18,107	2.9	20,138	2.9	22,486	3.5	22,715	3.8
Covered loans (4)	117,790	19.7	189,834	30.3	264,202	38.0	182,335	28.3	122,060	20.5
Total loans	597,942	100.0%	626,801	100.0%	694,561	100.0%	644,122	100.0%	595,365	100.0%
Other items:
Net deferred loan (fees)	(1,124)		(1,133)		(1,050)		(758)		(857)
Allowance for loan losses-non-covered loans	(8,189)		(8,190)		(9,370)		(9,797)		(9,332)
Allowance for loan losses-covered loans (5)	(3,924)		(10,341)		(6,892)		(15,554)		(23,832)
Accretable discount (5)	(4,851)		(13,233)		(22,221)		(18,643)		(8,794)
Loans receivable, net	$579,854		$593,904		$655,028		$599,370		$552,550
 __________________________________

(1)	Excludes loans held for sale of $1.9 million, $2.7 million, $0.3 million, $2.1 million and $1.1 million at September 30, 2013, 2012, 2011, 2010 and 2009, respectively.

(2)	Net of undisbursed proceeds on loans-in-process.

(3)	Includes home equity loans, lines of credit and second mortgages.

(4)
Consists of loans and commitments acquired in the NCB, MCB, and FNB acquisitions that are covered by loss sharing agreements with the FDIC. Such amounts are presented net of nonaccretable discounts of $10.8 million, $19.4 million, $69.1 million, $52.9 million and $7.1 million at September 30, 2013, 2012, 2011, 2010 and 2009, respectively.

(5)	See Note 5 - Loans Receivable in the Notes to our Consolidated Financial Statements.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2013. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four- family residential real estate (1)		Commercial real estate (2)		Real estate Construction (3)
	Amount	Weighted Avg Rate (7)	Amount	Weighted Avg Rate (7)	Amount	Weighted Avg Rate (7)
	(dollars in thousands)
Due During the Years Ending September 30,
2014	$7,633	5.32%	$101,815	5.58%	$31,154	4.92%
2015	4,274	5.02	45,898	5.04	12,264	5.00
2016	1,223	5.59	25,845	4.78	—	—
2017 to 2018	2,598	5.68	41,354	4.55	—	—
2019 to 2023	9,860	4.95	46,815	3.94	107	5.25
2024 to 2028	35,782	3.72	56,193	4.62	1,128	4.50
2029 and beyond	72,546	4.53	48,825	4.66	—	—
Total	$133,916	4.44	$366,745	4.86	$44,653	4.93

	Commercial (4)		Consumer and other loans (5)		Total (6)
	Amount	Weighted Avg Rate (7)	Amount	Weighted Avg Rate (7)	Amount	Weighted Avg Rate (7)
	(dollars in thousands)
Due During the Years Ending September 30,
2014	$6,403	5.27%	$2,522	5.58%	$149,527	5.42%
2015	2,928	3.73	2,166	4.75	67,530	4.96
2016	2,186	3.54	2,797	5.03	32,051	4.75
2017 to 2018	3,976	4.34	6,424	4.62	54,352	4.60
2019 to 2023	7,577	3.36	4,978	4.33	69,337	4.05
2024 to 2028	1,744	4.40	853	4.34	95,700	4.27
2029 and beyond	4,056	4.42	94	6.75	125,521	4.58
Total	$28,870	4.18	$19,834	4.74	$594,018	4.73
 __________________________________

(1)	Includes $9.3 million of covered loans.

(2)	Includes $97.1 million of covered loans.

(3)	Presented net of undisbursed proceeds on loans-in-progress.

(4)	Includes $5.1 million of covered loans.

(5)	Includes $2.3 million of covered loans.

(6)	Excludes accretable discounts, allowance for loan losses on noncovered loans, and net deferred loan fees on both covered and noncovered loans.

(7)	Does not include any accretable discount associated with FDIC Covered Loans

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2013 that are contractually due after September 30, 2014.

	Due After September 30, 2014
	Fixed	Adjustable	Total
	(in thousands)
One- to four-family residential real estate	$62,462	$63,821	$126,283
Commercial real estate	97,934	166,996	264,930
Real estate construction	159	13,340	13,499
Commercial	4,156	13,156	17,312
Consumer and other loans	12,958	9,509	22,467
Total loans	$177,669	$266,822	$444,491
Investment and Mortgage Securities Portfolio. At September 30, 2013, our investment and mortgage securities portfolio totaled $215.1 million, compared to $189.4 million at September 30, 2012. The increase was due to $111.2 million in purchases offset by $21.1 million in sales, $13.5 million in securities that were called or matured, and $45.2 million in principal paydowns. During 2012, we also had approximately $273,000 in other-than-temporary impairment charges on non-government agency collateralized mortgage obligations. There were no other-than-temporary impairment charges in 2013.
We review our investment portfolio on a quarterly basis for indications of impairment. In addition to management’s intent and ability to hold the investments to maturity or recovery of carrying value, the review for impairment includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer. Our review of mortgage securities includes loan geography, loan to value ratios, credit scores, types of loans, loan vintage, credit ratings, loss coverage from tranches less senior than our investment tranche and cash flow analysis. Our investments are evaluated using our best estimate of future cash flows. If, based on our estimate of cash flows, we determine that an adverse change has occurred, other-than-temporary impairment would be recognized for the credit loss. At September 30, 2013, we held one private-label security which had a cumulative $380,000 other-than-temporary impairment charge recorded in prior years.

The following table sets forth the composition of our investment and mortgage securities portfolio at the dates indicated. At September 30, 2013, all investment and mortgage securities were classified as available for sale.

	At September 30,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Investment securities:
Municipals	$14,898	$14,914	$11,555	$11,579	$10,618	$10,626
U.S. Government sponsored entities	5,026	5,030	16,520	16,627	17,414	17,510
Total investment securities	19,924	19,944	28,075	28,206	28,032	28,136
Mortgage-backed and mortgage-related securities:
Fannie Mae	125,657	123,557	84,837	86,585	62,751	63,608
Ginnie Mae	1,728	1,846	4,568	4,945	5,842	6,088
Freddie Mac	53,419	53,165	45,178	46,244	20,634	21,291
Total mortgage-backed and mortgage related securities	180,804	178,568	134,583	137,774	89,227	90,987
Collateralized mortgage obligations:
Fannie Mae	2,208	2,274	7,713	8,027	16,682	17,133
Ginnie Mae	—	—	500	503	3,648	3,676
Freddie Mac	372	408	533	580	871	944
Other (1)	14,598	13,924	17,667	14,289	23,263	17,860
Total collateralized mortgage obligations	17,178	16,606	26,413	23,399	44,464	39,613
Total mortgage-backed securities and collateralized mortgage obligations	197,982	195,174	160,996	161,173	133,691	130,600
Total	$217,906	$215,118	$189,071	$189,379	$161,723	$158,736
 __________________________________

(1)	Includes private-label mortgage securities. See Note 4 - Securities Available for Sale in the Notes to Consolidated Financial Statements.
We analyze our non-agency collateralized mortgage securities for other-than-temporary impairment at least quarterly. We use a multi-step approach using Bloomberg analytics considering market price, ratings, ratings changes, and underlying mortgage performance including delinquencies, foreclosures, deal structure, underlying collateral losses, prepayments, loan-to-value ratios, credit scores, and loan structure and underwriting, among other factors. We apply the Bloomberg default model, and if the bond shows no losses we consider it not other than temporarily impaired. If a bond shows losses or a break in yield with the Bloomberg default model, we create a probable vector of loss severities and defaults and if it shows a loss we consider it other than temporarily impaired.
Cash flow analysis indicates that the yields on all of the private-label securities noted above are maintained. The unrealized losses may relate to general market liquidity and, in the securities with the larger unrealized losses, weakness in the underlying collateral, market concerns over foreclosure levels, and geographic concentration. We consider these unrealized losses to be temporary impairment losses primarily because cash flow analysis indicates that there are continued sufficient levels of credit enhancements and credit coverage levels of less senior tranches. As of September 30, 2013, the private-label securities were classified as available for sale and a $380,000 other-than-temporary impairment charge had been recorded in prior periods. Based on the analysis performed by management as of September 30, 2013, we deemed it probable that all contractual principal and interest payments other than the single security identified above as being other than temporarily impaired, will be collected and therefore there is no other-than-temporary impairment. See Note 4 - Securities Available for Sale in our Financial Statements for further information.
Securities Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at September 30, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect scheduled amortization or the impact of prepayments or redemptions that may occur.

	Less than one year		More than one year through five years		More than five years through ten years		More than ten years		Total Securities
	Amort-ized Cost	Weight- ed Avg Yield	Amort-ized Cost	Weight- ed Avg Yield	Amort-ized Cost	Weight- ed Avg Yield	Amort-ized Cost	Weight- ed Avg Yield	Amort-ized Cost	Fair Value	Weight- ed Avg Yield
	(dollars in thousands)
Investment securities:
Tax-free Municipals	$—	—%	$2,173	1.64%	$6,385	0.42%	$6,340	0.42%	$14,898	$14,914	0.60%
U.S. Governmental sponsored entities	5,026	0.53	—	—	—	—	—	—	5,026	5,030	0.53
Total investment securities	5,026	0.53	2,173	1.64	6,385	0.42	6,340	0.42	19,924	19,944	0.58
Mortgage-backed securities:
Fannie Mae	—	—	12,943	0.99	42,169	1.38	63,355	1.99	118,467	116,301	1.66
Ginnie Mae	94	4.30	—	—	—	—	1,634	6.56	1,728	1,846	6.43
Freddie Mac	—	—	—	—	11,456	1.52	41,963	2.10	53,419	53,165	1.97
Total mortgage-backed and mortgage-related securities	94	4.30	12,943	0.99	53,625	1.41	106,952	2.10	173,614	171,312	1.81
Collateralized mortgage-backed securities:
Fannie Mae	—	—	7,190	1.94	—	—	—	—	7,190	7,256	1.94
Total collateralized mortgage-backed securities:	—		7,190	1.94	—		—		7,190	7,256
Collateralized mortgage obligations:
Fannie Mae	—	—	—	—	—	—	2,208	2.64	2,208	2,274	2.64
Freddie Mac	—	—	—	—	65	4.22	307	5.67	372	408	5.41
Other	—	—	862	4.79	—	—	13,736	3.51	14,598	13,924	3.58
Total collateralized mortgage obligations	—	—	862	4.79	65	4.22	16,251	3.43	17,178	16,606	3.50
Total	$5,120	0.60%	$23,168	1.48%	$60,075	1.31%	$129,543	2.19%	$217,906	$215,118	1.83%
Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us non-interest income that is non-taxable. The total cash surrender values of such policies at September 30, 2013 and 2012 were $39.8 million and $33.8 million, respectively.
Deposits. Total deposits decreased $49.0 million, or 6.1%, to $751.3 million at September 30, 2013 from $800.3 million at September 30, 2012. The decrease was caused primarily by a $52.6 million decline in retail certificates of deposit from acquired institutions and a $15.5 million decline in wholesale time deposits, partially offset by a $20.5 million increase in transaction accounts. We reduced the rates paid on these certificates of deposit to better match our interest-bearing liabilities with loans. At September 30, 2013, $745.9 million of deposits were retail deposits and $5.4 million were brokered and other wholesale deposits. Funds on deposit from internet services and brokered deposits are considered as wholesale deposits.

		Deposit Balances
	Deposit Fees	Transaction Accounts	Savings	Money Market	Total Core Deposits	Retail Certificates of Deposit	Wholesale Certificates of Deposit	Total Deposits
		(in thousands)
September 30, 2013	$2,011	$296,453	$48,324	$130,649	$475,426	$270,475	$5,396	$751,297
June 30, 2013	1,915	302,471	49,681	129,078	481,230	280,372	8,179	769,781
March 31, 2013 (1)	1,878	293,143	49,890	131,523	474,556	292,650	13,215	780,421
December 31, 2012	1,950	284,509	48,685	130,151	463,345	312,026	30,747	806,118
September 30, 2012	1,950	275,998	51,192	129,103	456,293	323,105	20,864	800,262
June 30, 2012	1,715	281,358	52,703	133,807	467,868	332,707	20,958	821,533
March 31, 2012	1,620	285,858	55,980	128,996	470,834	353,723	20,951	845,508
December 31, 2011	1,726	266,515	54,055	130,122	450,692	385,926	22,887	859,505
September 30, 2011	1,601	268,515	56,857	121,804	447,176	436,213	27,705	911,094

__________________________________

(1)	March 31, 2013 core deposits are reduced by $138.6 million of deposits held by the Bank for stock orders from the second-step conversion which closed April 8, 2013.
The following table sets forth the distribution of total deposit accounts, by account type, for the periods indicated.

	For the Years Ended September 30,
	2013			2012			2011
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Deposit type:
Savings accounts	$49,443	6.3%	0.05%	$53,897	6.5%	0.19%	$20,877	2.8%	0.18%
Certificates of deposit	308,616	39.4	1.14	384,700	46.3	1.42	425,168	57.1	1.80
Money market	131,890	16.8	0.24	125,860	15.2	0.37	89,692	12.0	0.47
Demand and NOW	293,972	37.5	0.13	266,149	32.0	0.21	209,437	28.1	0.61
Total deposits	$783,921	100.0%	0.54	$830,606	100.0%	0.79	$745,174	100.0%	1.26
The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At September 30,
	2013	2012	2011
	(in thousands)
Interest Rate:
Less than 2.00%	$219,967	$262,781	$248,450
2.00% to 2.99%	24,187	45,598	162,643
3.00% to 3.99%	31,207	34,000	44,890
4.00% to 4.99%	510	1,466	4,602
5.00% to 5.99%	—	124	3,332
Total	$275,871	$343,969	$463,917
The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At September 30, 2013
	Period to Maturity
	Less than or equal to one year	More than one to two years	More than two to three years	More than three years	Total	Percent of total
	(dollars in thousands)
Interest Rate Range:
0.49% and below	$101,989	$7,703	$6,095	$1	$115,788	41.97%
0.50% to 0.99%	53,086	13,920	671	2,507	70,184	25.45
1.00% to 1.99%	3,412	1,695	8,081	20,807	33,995	12.32
2.00% to 2.99%	5,836	14,769	3,582	—	24,187	8.77
3.00% to 3.99%	2,817	28,390	—	—	31,207	11.31
4.00% to 4.99%	510	—	—	—	510	0.18
Total	$167,650	$66,477	$18,429	$23,315	$275,871	100.00%
As of September 30, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was approximately $37.5 million. As of September 30, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $138.5 million. The following table sets forth the maturity of those certificates greater than or equal to $100,000 as of September 30, 2013.

	At September 30, 2013
	Retail (1)	Wholesale (2)
	(in thousands)
Three months or less	$22,963	$201
Over three months through six months	23,812	4,997
Over six months through one year	25,910	—
Over one year to three years	48,068	—
Over three years	12,566	—
Total	$133,319	$5,198
 __________________________________

(1)	Retail certificates of deposit consist of deposits held directly by customers. The weighted average interest rate for all retail certificates of deposit at September 30, 2013, was 1.07%.

(2)
Wholesale certificates of deposit include brokered deposits and deposits from other financial institutions. The weighted average interest rate for all wholesale certificates of deposit at September 30, 2013, was 2.54%.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Atlanta. From time to time, our borrowings also have included securities sold under agreements to repurchase. At September 30, 2013, borrowings totaled $60.0 million, a decrease of $21.0 million from September 30, 2012. The decrease was due to the payoff of maturing, high rate Federal Home Loan Bank advances in March and September 2013.
At September 30, 2013, we had available Federal Home Loan Bank advances of up to $337.3 million under existing lines of credit. Based upon available investment and loan collateral except cash, additional advances of $182.3 million were available at September 30, 2013. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2013	2012	2011
	(dollars in thousands)
Balance at end of year	$60,000	$81,000	$110,000
Average balance during year	$74,211	$94,205	$130,170
Maximum outstanding at any month end	$80,000	$110,000	$152,000
Weighted average interest rate at end of year	4.24%	4.05%	4.24%
Average interest rate during year	4.20%	4.24%	4.48%
We had a minimal amount of repurchase agreements acquired in our FDIC-assisted acquisitions which were repaid shortly after each acquisition.
At September 30, 2013, approximately $53.3 million of credit was available to us at the Federal Reserve Bank based on loan collateral pledged. The credit at the Federal Reserve Bank was not used other than periodic tests to ensure the line was functional.
Stockholders’ Equity. At September 30, 2013, total stockholders’ equity totaled $273.8 million (or $12.03 per share), a $131.3 million increase from September 30, 2012. The increase was primarily due to the net proceeds from our conversion and stock offering completed on April 8, 2013, in addition to net income of $6.3 million for the year ended September 30, 2013. The increase was partially offset by a $2.0 million decrease in accumulated other comprehensive income resulting from an increase in unrealized losses on securities available for sale, $7.7 million in dividends paid to stockholders and a $2.9 million increase in unearned compensation.

Average Balances and Yields
The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended September 30,
	2013			2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$139,922	328	0.23%	$68,025	161	0.24%	$105,413	236	0.22%
FHLB common stock and other equity securities	4,802	123	2.56	8,074	115	1.42	12,602	92	0.73
Mortgage-backed securities and collateralized mortgage obligations available for sale (1)	176,801	3,195	1.81	154,674	3,368	2.18	126,917	3,943	3.11
Other investment securities available for sale (1)	25,274	175	0.69	27,343	262	0.96	21,565	154	0.71
Loans receivable (1)(2)(3)(4)	577,077	38,815	6.73	641,284	44,195	6.89	584,998	41,362	7.07
Total interest-earning assets	923,876	42,636	4.61	899,400	48,101	5.35	851,495	45,787	5.38
Total noninterest-earning assets	150,891			174,736			174,693
Total assets	$1,074,767			$1,074,136			$1,026,188
Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$157,579	$203	0.13%	$144,386	$232	0.16%	$88,656	$255	0.29%
Reward accounts	51,454	178	0.35	56,883	335	0.59	67,788	1,017	1.50
Savings accounts	49,443	23	0.05	53,897	104	0.19	20,877	37	0.18
Money market accounts	131,890	313	0.24	125,860	469	0.37	89,692	419	0.47
Certificate of deposit accounts	308,616	3,526	1.14	384,700	5,454	1.42	425,168	7,667	1.80
Total interest-bearing deposits	698,982	4,243	0.61	765,726	6,594	0.86	692,181	9,395	1.36
Borrowed funds	74,211	3,118	4.20	94,213	3,995	4.24	130,236	5,832	4.48
Total interest-bearing liabilities	773,193	7,361	0.95	859,939	10,589	1.23	822,417	15,227	1.85
Non-interest-bearing deposits	84,939			64,880			52,993
Other noninterest-bearing liabilities	6,982			10,248			12,994
Total noninterest-bearing liabilities	91,921			75,128			65,987
Total liabilities	865,114			935,067			888,404
Total stockholders’ equity	209,653			139,069			137,784
Total liabilities and stockholders’ equity	$1,074,767			$1,074,136			$1,026,188
Net interest income		$35,275			$37,512			$30,560
Net interest-earning assets (6)		$150,683			$39,461			$29,078
Net interest rate spread (5)			3.66%			4.12%			3.53%
Net interest margin (7)			3.82%			4.17%			3.59%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.49%			104.59%			103.54%

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)
Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on non-accrual loans. The estimated average yield on non-covered loans was 5.03%, 6.04% and 6.22% for the years ended September 30, 2013, 2012 and 2011, respectively; whereas, the estimated average yield on covered loans was 12.23%, 8.57% and 9.53% for the years ended September 30, 2013, 2012 and 2011, respectively.

(4)	Interest income on non-covered loans includes discount accretion.

(5)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest bearing liabilities.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis
The following tables present the effects of changing rates and volumes on our net interest income for the fiscal years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The combined column represents the net change in volume between the two periods multiplied by the net change in rate between the two periods. The net column represents the sum of the prior columns.

	Year Ended September 30, 2013 Compared to the Year Ended September 30, 2012
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$170	$(1)	$(2)	$167
FHLB common stock and other equity securities	(47)	92	(37)	8
Mortgage-backed securities and collateralized mortgage obligations available for sale	482	(573)	(82)	(173)
Other investment securities available for sale	(20)	(72)	5	(87)
Loans receivable	(4,425)	(1,061)	106	(5,380)
Total interest-earning assets	(3,840)	(1,615)	(10)	(5,465)
Interest Expense:
NOW accounts	22	(200)	(8)	(186)
Savings accounts	(9)	(78)	6	(81)
Money market deposit accounts	22	(170)	(8)	(156)
Certificate of deposit accounts	(1,079)	(1,058)	209	(1,928)
Total interest-bearing deposits	(1,044)	(1,506)	199	(2,351)
Borrowed funds	(848)	(38)	9	(877)
Total interest-bearing liabilities	(1,892)	(1,544)	208	(3,228)
Net change in net interest income	$(1,948)	$(71)	$(218)	$(2,237)

	Year Ended September 30, 2012 Compared to the Year Ended September 30, 2011 Increase/Decrease
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$(84)	$13	$(3)	$(74)
FHLB common stock and other equity securities	(33)	87	(31)	23
Mortgage-backed securities and collateralized mortgage obligations available for sale	862	(1,179)	(258)	(575)
Other investment securities available for sale	42	53	13	108
Loans receivable	3,980	(1,046)	(101)	2,833
Total interest-earning assets	4,767	(2,072)	(380)	2,315
Interest Expense:
NOW accounts	364	(832)	(237)	(705)
Savings accounts	59	3	6	68
Money market deposit accounts	169	(85)	(33)	51
Certificate of deposit accounts	(730)	(1,639)	154	(2,215)
Total interest-bearing deposits	(138)	(2,553)	(110)	(2,801)
Borrowed funds	(1,613)	(309)	85	(1,837)
Total interest-bearing liabilities	(1,751)	(2,862)	(25)	(4,638)
Net change in net interest income	$6,518	$790	$(355)	$6,953

Comparison of Operating Results for the Years Ended September 30, 2013 and 2012
General. Net income increased $1.3 million, or 25.7%, to $6.3 million for the year ended September 30, 2013 from $5.0 million for the year ended September 30, 2012. Net interest income after provision for loan losses increased $0.8 million, or 2.3%, to $33.8 million for the year ended September 30, 2013 from $33.0 million for the year ended September 30, 2012, reflecting decreased provision for loan losses but partially offset by the compression of loan and investment yields causing decreased interest rate spreads and net interest margins. Our provision for loan losses decreased $3.0 million for the year ended September 30, 2013 as compared to the prior year due to a decrease in net charge-offs during 2013. For the year ended September 30, 2013, our net interest margin declined to 3.82% from 4.17% for the year ended September 30, 2012, due to lower interest rates related to interest-earning assets and an increase in lower yielding cash and cash equivalents from our conversion and stock offering completed on April 8, 2013. Net interest margin without accretion for the years ended September 30, 2013 and 2012, was 2.82% and 3.11%, respectively. Noninterest income decreased $1.3 million, or 9.8%, to $11.7 million for the year ended September 30, 2013 from $12.9 million for the year ended September 30, 2012, due primarily to a decrease in the FDIC receivable. Noninterest expense decreased $4.0 million to $36.3 million for the year ended September 30, 2013 from $40.3 million for the year ended September 30, 2012, due primarily to decreases in net cost of REO, salaries and employee benefits expense and marketing expense.
Interest Income. Total interest income decreased $5.5 million, or 11.4%, to $42.6 million for the year ended September 30, 2013 from $48.1 million for the year ended September 30, 2012 due primarily to a decrease in loan receivable income. Interest on loans decreased $5.4 million, or 12.2%, to $38.8 million for the year ended September 30, 2013 as a result of the $64.2 million, or 10.0%, decrease in the average balance of loans receivable to $577.1 million for the year ended September 30, 2013. Our average yields on covered loans are higher than the average yields on non-covered loans. The decreased volume of loans during the year ended September 30, 2013 was primarily in the covered loan portfolio. The average yield on loans declined slightly to 6.73% for fiscal 2013 compared to 6.89% for fiscal 2012. As our percentage of covered loans to total loans declines and discount accretion runs off in future periods, our net interest margin will likely continue to decline.
Interest on mortgage-backed securities and collateralized mortgage obligations decreased $0.2 million to $3.2 million for the year ended September 30, 2013 from $3.4 million for the year ended September 30, 2012, reflecting a 37 basis point decrease in average yield to 1.81%, partially offset by a $22.1 million, or 14.3%, increase in the average balance of such securities to $176.8 million.
Interest income on Federal Home Loan Bank of Atlanta common stock increased slightly to $123,000 for the year ended September 30, 2013 from $115,000 for the year ended September 30, 2012 as the FHLB dividend rate increased.

Interest on other investment securities, which consisted of agency and municipal securities decreased $87,000 to $175,000 for the year ended September 30, 2013 from $262,000 for the year ended September 30, 2012 as investment securities average balances decreased by $2.1 million to $25.3 million for the year ended September 30, 2013, and the average yield of such securities decreased 27 basis points to 0.69%, for the year ended September 30, 2013, as interest rates remain low.
Interest on interest earning deposits increased $167,000 to $328,000 for the year ended September 30, 2013 from $161,000 for the year ended September 30, 2012 as the average balance of interest earning deposit increased $71.9 million as a result of the investment of proceeds from our conversion and stock offering completed on April 8, 2013.
Interest Expense. Total interest expense decreased $3.2 million, or 30.5%, to $7.4 million for the year ended September 30, 2013 compared to $10.6 million for the year ended September 30, 2012, primarily as a result of lower interest expenses on certificates of deposit and borrowings. Components of interest expense changed with an increase in lower costing demand deposits resulting in a 28 basis point, or 22.8%, decrease in the average cost of interest-bearing liabilities to 0.95% for fiscal 2013 from 1.23% for fiscal 2012, reflecting low market interest rates. The average balance of interest-bearing liabilities decreased $86.7 million, or 10.1%, to $773.2 million for the year ended September 30, 2013 compared to $859.9 million for the year ended September 30, 2012, as higher costing FHLB advances matured and were repaid during the current year and through a reduction of higher cost certificates of deposit primarily acquired in FDIC acquisitions.
Interest expense on deposits decreased $2.4 million, or 35.7%, to $4.2 million for the year ended September 30, 2013 compared to $6.6 million for the year ended September 30, 2012. The decrease was due to a 25 basis point decrease in the average cost of deposits to 0.61% for fiscal year 2013, compared to 0.86% for the year ended September 30, 2012. The decrease in the average cost of deposits was largely due to lower market interest rates, an increase in the mix of lower costing demand deposits relative to higher costing certificates of deposit and the repricing downward of higher costing certificates of deposit. The average cost of NOW accounts decreased from 0.16% for the year ended September 30, 2012 to 0.13%, for the year ended September 30, 2013. The average cost on rewards checking decreased 24 basis points to 0.35% for the year ended September 30, 2013 compared to 0.59% for the year ended September 30, 2012. Rewards checking is a premium rate demand account based on average balance, electronic transaction activity, and other criteria. The average cost of savings accounts decreased 14 basis points to 0.05% for the year ended September 30, 2013 compared to 0.19% for the year ended September 30, 2012, due to a decrease of $4.5 million, or 8.3%, in the average balance of savings accounts. The average cost of money market accounts decreased 13 basis points to 0.24% for the year ended September 30, 2013 compared to 0.37% for the year ended September 30, 2012. Interest expense on certificates of deposit decreased $2.0 million to $3.5 million for the year ended September 30, 2013, from $5.5 million for the year ended September 30, 2012, reflecting the $76.1 million, or 19.8%, decrease in the average balance of such deposits and a 28 basis point decrease in average certificate of deposit cost. Interest expense on Federal Home Loan Bank advances decreased $876,000 to $3.1 million for the year ended September 30, 2013 compared to $4.0 million for fiscal 2012, due to a decrease of $20.0 million, or 21.2%, in the average balance of advances. There was a 4 basis point decrease in the average cost of advances for fiscal 2013 compared to fiscal 2012.
Net Interest Income. Net interest income decreased $2.2 million, or 6.0%, to $35.3 million for the year ended September 30, 2013, compared to $37.5 million for the year ended September 30, 2012. The decrease was primarily due to a decrease in interest income of $5.5 million, partially offset by a decrease in interest expense of $3.2 million. Interest income decreased primarily due to the decrease in the average balance of loans receivable of $64.2 million partially offset by an increase in the average balance of interest-earning deposits of $71.9 million for the year ended September 30, 2013.
Our net interest margin decreased 35 basis points to 3.82% for fiscal 2013 from 4.17% for fiscal 2012, while our net interest rate spread decreased 46 basis points to 3.66% for fiscal 2013 from 4.12% for fiscal 2012. Lower average balances on loans outstanding, partially offset by lower rates paid on certificates of deposits contributed to reduced net interest margin. The net interest margin without accretion for the years ended September 30, 2013 and 2012, was 2.82% and 3.11%, respectively.
The table below shows discount accretion included in income over the past five years and the remaining discount to be recognized:

	Loan Accretion Income
	2009	2010	2011	2012	2013	Remaining
	(in thousands)
NCB	$1,698	$4,519	$2,272	$751	$844	$307
MCB	—	3,242	5,742	3,740	3,086	1,986
FNB	—	—	252	4,497	4,993	2,558
Total	$1,698	$7,761	$8,266	$8,988	$8,923	$4,851

The decrease in interest expense was due to a 25 basis point decline in the average cost of total interest bearing deposits to 0.61% for the year ended September 30, 2013 from 0.86% for the year ended September 30, 2012, and a decrease of $20.0 million in the average balance of borrowed funds for the year ended September 30, 2013.
Provision for Non-Covered Loan Losses. The provision for loan losses for the year ended September 30, 2013 was $1.4 million for non-covered loans, compared to $3.3 million for non-covered loans for year ended September 30, 2012. Net charge-offs on non-covered loans decreased to $1.4 million for the year ended September 30, 2013, from $4.5 million for the year ended September 30, 2012. The allowance for loan losses for non-covered loans was $8.2 million, or 1.70% of total non-covered loans receivable at September 30, 2013 compared to $8.2 million, or 1.87% of total non-covered loans receivable, at September 30, 2012. Our nonperforming loans declined to $2.9 million at September 30, 2013 from $3.4 million at September 30, 2012. As a result, our allowance as a percent of nonperforming non-covered loans increased to 280.3% at September 30, 2013 compared to 237.7% at September 30, 2012. In addition, our two-year historical loss experience in all but one loan category, which is a determining factor in our required provision, improved at September 30, 2013 as compared to September 30, 2012.
Provision for Covered Loan Losses. Provision for covered loan losses for the year ended September 30, 2013 decreased $1.1 million to $89,000 from $1.2 million for the year ended September 30, 2012. If there are future losses due to declines in the market, the losses on loans acquired from both NCB and MCB will be reimbursed at 95% and FNB at 80%. The FNB agreement provides that all losses are reimbursed at 80%. At September 30, 2013 there were $128.6 million in covered loans, with $14.8 million in related nonaccretable differences and allowances.
Noninterest Income. Noninterest income decreased $1.3 million, or 9.8%, to $11.7 million for the year ended September 30, 2013 from $12.9 million for the year ended September 30, 2012. Discount accretion on FDIC-assisted transactions declined $1.4 million to $33,000 for the year ended September 30, 2013 from $1.5 million for the year ended September 30, 2012, due to a decline in covered loans during that same period as well as impairments of $642,000 recorded on the FDIC indemnification asset during the year ended September 30, 2013 due to an assessment of the collectability of previous loss estimates which established the covered portion of the allowance for loan losses. Net gains on the sale of securities declined $690,000 to $250,000 for the year ended September 30, 2013, from $940,000 for the year ended September 30, 2012. The fiscal year ended September 30, 2012, included charges of $273,000 for other-than-temporary impairment of non-agency collateralized mortgage-backed securities, of which there were none in the year ended September 30, 2013. The declines in noninterest income were partially offset by an increase of $743,000, or 10.6%, in fees on deposits due primarily to increases in network exchange fees and slight increases in NSF and other deposit service charges. Gains on loans and servicing release fees increased $373,000 as a result of higher mortgage loan production.

	For the Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)
Deposit fees	$2,011	$1,915	$1,878	$1,950	$1,950	$1,715	$1,620	$1,726
Gain on the sale of loans	192	407	385	350	353	262	161	185
Brokerage commissions	120	153	175	141	70	222	140	126
Bank owned life insurance	300	211	228	255	261	264	260	272
Gain on sale of investments, net	30	—	—	220	307	—	—	633
Impairment losses on securities recognized in earnings	—	—	—	—	—	—	(173)	(100)
FDIC receivable accretion (amortization)	(186)	(115)	186	148	186	251	455	570
Loss on sale of other assets held for sale	—	—	—	—	(68)	(3)	(75)	—
Other income	335	91	125	147	559	206	171	406
Total Noninterest Income	$2,802	$2,662	$2,977	$3,211	$3,618	$2,917	$2,559	$3,818
Noninterest Expense. Total noninterest expense decreased $4.0 million, or 9.9%, to $36.3 million for the year ended September 30, 2013, compared to $40.3 million for the year ended September 30, 2012. The decrease was primarily due to lower costs associated with other real estate owned operations and salaries and employee benefits expense in the year ended September 30, 2013. The decrease in compensation costs was primarily due to higher personnel and occupancy costs associated with the acquisition of FNB assets incurred in the year ended September 30, 2012. During the year ended September 30, 2013, net cost of operations of other real estate owned properties decreased $1.1 million or 52.6% to $1.0 million partially as a result of the recognition of a $450,000 deferred gain on a property previously sold and gains recognized on other properties. Occupancy expense declined

$497,000 or 6.4% and salaries and employee benefits decreased $874,000 or 4.5% primarily due to costs related to the FNB acquisition in the prior year referenced above. Marketing expenses decreased $581,000 or 31.0% due to higher costs relating to our entry into the FNB marketplace during the year ended September 30, 2012. The $761,000 decline in FDIC insurance premiums and other regulatory fees was a result of lower regulatory fees as well as the early recognition in the previous year of the FDIC prepaid assessment.

	For the Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)
Compensation and employee benefits	$4,956	$4,460	$4,367	$4,676	$4,757	$5,270	$4,618	$4,688
Occupancy	1,979	1,845	1,718	1,761	1,849	1,899	2,014	2,038
Legal and professional	647	459	493	323	342	341	447	497
Marketing	367	336	323	268	384	527	494	470
Furniture and equipment	213	203	210	202	209	246	259	205
Postage, office supplies, and printing	275	283	277	247	214	280	252	279
Core deposit intangible amortization expense	112	116	121	128	132	142	133	140
Other	647	829	1,198	667	408	1,668	742	865
Federal insurance premiums and other regulatory fees	233	254	(142)	245	252	390	365	344
Net cost of operations of other real estate owned	40	(22)	1,192	(192)	47	731	627	740
Total noninterest expense	$9,469	$8,763	$9,757	$8,325	$8,594	$11,494	$9,951	$10,266
Income Taxes. Income taxes increased to $2.9 million for the year ended September 30, 2013 from $639,000 for the year ended September 30, 2012. Our effective tax rate was 31.4% in fiscal year 2013 and 11.4% in fiscal year 2012. The increase in the effective tax rate for 2013 was due to a $1.0 million tax reserve that was reversed in June 2012 as our uncertain tax position was resolved with the closing of the tax year. Excluding the uncertain tax position resolution our effective tax rate for 2012 would have been 29.2%.

Comparison of Operating Results for the Years Ended September 30, 2012 and 2011
General. Net income increased $2.7 million, or 116.0%, to $5.0 million for the year ended September 30, 2012 from $2.3 million for the year ended September 30, 2011. Net interest income after provision for loan losses increased $5.4 million, or 19.3%, to $33.0 million for the year ended September 30, 2012 from $27.7 million for the year ended September 30, 2011, reflecting improved interest rate spreads and net interest margins. For the year ended September 30, 2012, our net interest margin improved to 4.17% from 3.59% for the year ended September 30, 2011. Lower funding costs were the reason for this improvement. Noninterest income increased $3.6 million, or 39.0%, to $12.9 million for the year ended September 30, 2012 from $9.3 million for the year ended September 30, 2011. This was partially offset by an increase in noninterest expense of $6.4 million to $40.3 million for the year ended September 30, 2012 from $33.9 million for the year ended September 30, 2011.
Interest Income. Total interest income increased $2.3 million, or 5.1%, to $48.1 million for the year ended September 30, 2012 from $45.8 million for the year ended September 30, 2011 due primarily to the increase in interest on loans. Interest on loans increased $2.8 million, or 6.8%, to $44.2 million for the year ended September 30, 2012 as a result of a $56.8 million, or 9.6%, increase in the average balance of loans receivable to $641.3 million for the year ended September 30, 2012. The increase in the average balance was primarily the result of loans acquired as part of The First National Bank of Florida acquisition in September 2011. Our average yields on covered loans are higher than the average yields on non-covered loans. The increased volume of loans during the year ended September 30, 2012 was primarily in the covered loan portfolio. The average yield on loans declined to 6.89% for fiscal 2012 compared to 7.07% for fiscal 2011. The change in loan mix in fiscal 2012 represented by the increase in covered loans mitigated the decline in the overall loan yield from the prolonged low interest rate environment. If our percentage of covered loans to total loans declines in future periods, our net interest margin will likely also decline.
Interest on mortgage-backed securities and collateralized mortgage obligations decreased $575,000 to $3.4 million for the year ended September 30, 2012 from $3.9 million for the year ended September 30, 2011, reflecting a 93 basis point decrease in average yield to 2.18%, partially offset by a $27.8 million, or 21.9%, increase in the average balance of such securities to $154.7 million.

Interest income on Federal Home Loan Bank of Atlanta common stock increased to $115,000 for the year ended September 30, 2012 from $92,000 for the year ended September 30, 2011 as the FHLB dividend rate increased.
Interest on other investment securities, which consisted of agency and municipal securities increased $108,000 to $262,000 for the year ended September 30, 2012 from $154,000 for the year ended September 30, 2011 as investment security average balances and average yields increased as we slightly extended maturities.
Interest on interest earning deposits declined $74,000 to $162,000 for the year ended September 30, 2012 from $236,000 for the year ended September 30, 2011 as average balances declined as excess liquidity levels and wholesale funding were reduced.
Interest Expense. Total interest expense decreased $4.6 million, or 30.5%, to $10.6 million for the year ended September 30, 2012 compared to $15.2 million for the year ended September 30, 2011. Components of interest expense changed with a 62 basis point, or 30.5%, decrease in the average cost of interest-bearing liabilities to 1.23% for fiscal 2012 from 1.85% for fiscal 2011, reflecting low market interest rates. The average balance of interest-bearing liabilities increased by $37.5 million, or 4.6%, to $859.9 million for the year ended September 30, 2012 compared to $822.4 million for the year ended September 30, 2011 due to the assumption of the deposits of The First National Bank of Florida.
Interest expense on deposits decreased $2.8 million, or 29.8%, to $6.6 million for the year ended September 30, 2012 compared to $9.4 million for the year ended September 30, 2011. The decrease was due to a 50 basis point decrease in average cost of deposits to 0.86% compared to 1.36% for the year ended September 30, 2011. The decrease in the average cost of deposits was largely due to lower market interest rates and growth in lower costing demand deposits. The average cost on NOW accounts decreased from 0.29% for the year ended September 30, 2011 to 0.16%, or 13 basis point decrease, for the year ended September 30, 2012. The average cost on rewards checking decreased 91 basis points to 0.59% for the year ended September 30, 2012 compared to 1.50% for the year ended September 30, 2011. Rewards checking is a premium rate demand account based on average balance, electronic transaction activity, and other criteria. Interest expense on certificates of deposit decreased $2.2 million to $5.5 million for the year ended September 30, 2012, from $7.7 million for the year ended September 30, 2011, reflecting the $40.5 million, or 9.5%, decrease in the average balance of such deposits and a 38 basis point decrease in average certificate of deposit cost. Interest expense on Federal Home Loan Bank advances decreased $1.8 million to $4.0 million for the year ended September 30, 2012 compared to $5.8 million for fiscal 2011, due to a decrease of $36.0 million, or 27.7%, in the average balance of advances. There was a 24 basis point decrease in the average cost of advances for fiscal 2012 compared to fiscal 2011.
Net Interest Income. Net interest income increased $7.0 million, or 22.8%, to $37.5 million for the year ended September 30, 2012, from $30.6 million for the year ended September 30, 2011. The increase was primarily due to a decrease in interest expense of $4.6 million and an increase in interest income of $2.3 million. The decrease in interest expense was due to a 50 basis point decline in the average cost of total interest bearing deposits to 0.86% for the year ended September 30, 2012 from 1.36% for the year ended September 30, 2011, and a 24 basis point decrease in the average cost of borrowings to 4.24% for the year ended September 30, 2012 from 4.48% for the year ended September 30, 2011. Interest income increased due to the increase in the average balance of loans receivable of $56.3 million and the increase in the average balance of mortgage-backed securities, collateralized mortgage obligations and other securities available for sale of $33.5 million for the year ended September 30, 2012. Our net interest margin increased 58 basis points to 4.17% for 2012 from 3.59% for 2011, while our net interest rate spread increased 59 basis points to 4.12% for 2012 from 3.53% for 2011. Lower deposit and borrowing costs and accretion of purchase discount from the FNB acquisition contributed to the improved net interest margin and net interest rate spread.
Provision for Non-Covered Loan Losses. The provision for loan losses for the year ended September 30, 2012 was $3.3 million for non-covered loans, compared to $1.7 million for non-covered loans for year ended September 30, 2011. Net charge-offs on non-covered loans increased to $4.5 million for the year ended September 30, 2012, from $2.1 million for the year ended September 30, 2011. The allowance for loan losses for non-covered loans was $8.2 million, or 1.87% of total non-covered loans receivable at September 30, 2012 compared to $9.4 million, or 2.19% of total non-covered loans receivable, at September 30, 2011 which reflected a lower level of risk in our loan portfolio. Our nonperforming loans declined to $3.4 million at September 30, 2012 from $11.7 million at September 30, 2011. As a result, our allowance as a percent of nonperforming loans increased to 237.69% at September 30, 2012 compared to 80.13% at September 30, 2011. In addition, our two-year historical loss experience in most loan categories, which is a determining factor in our required provision, improved at September 30, 2012 compared to September 30, 2011.
Our primary regulator changed from the Office of Thrift Supervision to the Office of the Comptroller of the Currency during the latter part of the 2011 fiscal year, and the Office of the Comptroller of the Currency’s policy is for the immediate charge-off of specific allowances on impaired loans, which increased our charge-offs by $1.2 million.
Provision for Covered Loan Losses. For the years ended September 30, 2012 and 2011 the provision for covered loan losses was $1.2 million. The provisions for covered loans for the years ended September 30, 2012 and 2011 primarily related to loans of NCB secured by commercial and residential real estate in the South Metro Atlanta area. Real estate values in this market area have been slow to recover, experiencing appraisal value declines in many instances. If there are future losses due to declines in the market, the losses on loans acquired from both NCB and MCB will be reimbursed at 95% and FNB at 80%. The FNB agreement provides that all losses are reimbursed at 80%. At September 30, 2012 there were $209.2 million in covered loans, with $29.7 million in related nonaccretable differences and allowances.
Noninterest Income. Noninterest income increased $3.6 million, or 39.0%, to $12.9 million for the year ended September 30, 2012 from $9.3 million for the year ended September 30, 2011. Fees on checking accounts increased by $1.2 million, or 19.8%, due primarily to checking accounts acquired in the FNB acquisition and this increase in fees was partially offset by lower interchange and NSF fees due to regulatory changes. The increase in noninterest income was also the result of higher discount accretion on our FDIC indemnification asset which totaled accretion of $1.5 million and $1.0 million for the fiscal years ended September 30, 2012 and 2011, respectively. The fiscal years ended September 30, 2012 and 2011 included charges of $273,000 and $2.3 million for other-than-temporary impairment of non-agency collateralized mortgage-backed securities. Gains on the sale of loans (including loan servicing release fees) increased $306,000 in fiscal 2012 as compared to fiscal 2011 due to an increase in sales activity and refinancing of loans.
Noninterest Expense. Total noninterest expense increased $6.4 million, or 18.7%, to $40.3 million for the year ended September 30, 2012, compared to $33.9 million for the year ended September 30, 2011. The increase was primarily due to the acquisition of the FNB assets including the cost of operating and integrating the branches, staffing the special assets function and foreclosed real estate costs including delinquent real estate taxes. Increases included: $3.6 million, or 22.7%, in salaries and employee benefits; $1.3 million, or 19.5% in occupancy; $0.8 million, or 59.9%, in cost of other real estate owned; and $1.1 million, or 43.9% in other expenses due primarily to the sale of a former branch. These increases were partially offset by a decrease of $0.5 million, or 22.7%, in legal and professional fees, reflecting declines in litigation costs, foreclosure efforts, and acquisition assistance; and a $0.8 million decline in FHLB prepayment fees for early payoffs taken in the year ended September 30, 2011. During fiscal 2012, we closed two branches which resulted in a reduction of costs of $563,000.
Income Taxes. Income taxes decreased to $639,000 for the year ended September 30, 2012 from $694,000 for the year ended September 30, 2011, Our effective tax rate was 11.4% in fiscal year 2012 and 23.2% in fiscal 2011. The decrease in the effective tax rate for 2012 was due to a $1.0 million tax reserve that was reversed in June 2012 as our uncertain tax position was resolved with the closing of the tax year. Excluding the uncertain tax position resolution our effective tax rate for 2012 would have been 29.2%.

Asset Quality
Delinquent Loans and Foreclosed Assets. Our policies require that management continuously monitor the status of the loan portfolio and report to the Loan Committee of the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate, and our actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed property. The Loan Committee consists of two inside and three outside directors. One position on the committee, the chairman, is permanent, and the other two positions alternate between four outside directors.
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
Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at the lower of the related loan balance or its fair value as determined by an appraisal, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss reserve allocations, the difference is charged against the allowance for loan losses. Any subsequent write-down of real estate owned or loss at the time of disposition is charged against earnings.
Management has taken several steps to resolve the nonperforming and classified assets acquired in the NCB, MCB, and FNB transactions, including the following:

•	Established a special assets department with experienced leadership that continues to actively manage the nonperforming and classified assets acquired in the FDIC-assisted transactions.

•
Senior management reviews and updates resolution strategy quarterly, updates appraisals periodically, has an external appraisal review and validates expected cash flow through any other sources available.

•
Through September 30, 2013, we had received $215.8 million from the FDIC for reimbursements associated with the FDIC loss-sharing agreements. We have a remaining indemnification asset of $29.9 million of which $6.6 million is related to the NCB acquisition for which the loss share reimbursement period ends June 2014.

As of September 30, 2013 our nonperforming assets not covered by loss sharing totaled $4.5 million, or 0.49% of total assets not covered by loss sharing. Real estate owned covered by loss sharing totaled $14.1 million. Loans covered by loss sharing were performing as anticipated due to the discount accretion and therefore are considered performing, however, $12.5 million of these covered loans are contractually delinquent.
We are also continuing to review the NCB, MCB and FNB loan portfolios with the objective of aggressively classifying all loans appropriately so that resolution plans can be established and delinquent assets can be returned to performing status.
Non-Performing Assets. The table below sets forth the amounts and categories of our non-covered non-performing assets at the dates indicated.

	At September 30,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Non-accrual loans:
One- to four-family residential real estate	$1,508	$2,038	$5,793	$5,946	$2,182
Commercial real estate	1,121	772	5,340	5,253	10,590
Real estate construction	—	—	26	—	—
Commercial	161	192	438	246	146
Consumer and other loans	84	42	97	209	182
Total non-accrual loans	$2,874	$3,044	$11,694	$11,654	$13,100
Loans delinquent 90 days or greater and still accruing:
One- to four-family residential real estate	47	402	—	—	181
Commercial real estate	—	—	—	—	—
Real estate construction	—	—	—	—	—
Commercial	—	—	—	140	—
Consumer and other loans	—	—	—	—	32
Total loans delinquent 90 days or greater and still accruing	$47	$402	$—	$140	$213
Total non-performing loans	$2,921	$3,446	$11,694	$11,794	$13,313
Real estate owned:
One- to four-family residential real estate	1,175	735	581	1,855	1,683
Commercial real estate	440	1,233	3,170	7,786	3,095
Real estate construction	—	139	342	—	—
Commercial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total real estate owned	$1,615	$2,107	$4,093	$9,641	$4,778
Total non-performing assets	$4,536	$5,553	$15,787	$21,435	$18,091

Ratios:
Non-performing loans as a percentage of total non-covered loans	0.61%	0.79%	2.72%	2.55%	2.82%
Non-performing assets as a percentage of total non-covered assets	0.49%	0.69%	1.99%	2.33%	2.16%
Covered REO as a percentage of total consolidated assets (1)	1.29%	2.12%	2.11%	2.50%	1.14%
 __________________________________

(1)	Loss sharing agreements cover any losses upon disposition of such assets at either 95% or 80%.

Non-performing assets not covered by loss share declined $1.0 million during the year ended September 30, 2013 due to a decrease of $793,000 in commercial real estate owned not covered by loss share, a decrease of $530,000 in non-performing one- to four-family residential real estate not covered by loss share and a decrease of $355,000 in one- to four-family residential real estate loans that are delinquent 90 days or greater and still accruing. These decreases were partially offset by a $440,000 increase in one- to four-family residential real estate owned not covered by loss share and a $349,000 increase in non-performing commercial real estate not covered by loss share. We have 34 non-covered loans that remain non-performing at September 30, 2013, and the largest non-performing non-covered loan had a balance of $355,000 at September 30, 2013 and was secured by commercial real estate.
For the years ended September 30, 2013 and 2012, interest income recognized on such loans for the years ended September 30, 2013 and 2012 was $664,301 and $714,191, respectively. Additional gross interest income that would have been recorded had our non-accruing non-covered loans been current in accordance with their original terms was $223,044 and $159,513, respectively.
Troubled Debt Restructurings. Loans are classified as restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. We only restructure loans for borrowers in financial difficulty that have presented a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. The concessions granted on troubled debt restructurings generally include terms to reduce the interest rate or extend the term of the debt obligation.
Loans on nonaccrual status at the date of modification are initially classified as nonaccrual troubled debt restructurings. At September 30, 2013, we had $438,789 in nonaccrual troubled debt restructurings. Loans on accruing status at the date of concession are initially classified as accruing troubled debt restructurings if the loan is reasonably assured of repayment and performance is expected in accordance with its modified terms. At September 30, 2013, we had $12.3 million in accruing troubled debt restructurings. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Troubled debt restructurings are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). As of September 30, 2013, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure. The tables below show the number and amount of non-covered non-accruing troubled debt restructurings at September 30, 2013 and 2012.

Non-Accruing Troubled Debt Restructurings
	Number	Amount
(dollars in thousands)
At September 30, 2013
One- to four-family residential real estate	—	$—
Commercial real estate	3	439
Real estate construction	—	—
Commercial	—	—
Consumer and other loans	—	—
Total troubled debt restructurings	3	$439

	Non-Accruing Troubled Debt Restructurings
	Number	Amount
	(dollars in thousands)
At September 30, 2012
One- to four-family residential real estate	—	$—
Commercial real estate	3	502
Real estate construction	1	19
Commercial	—	—
Consumer and other loans	—	—
Total troubled debt restructurings	4	$521

	Non-Accruing Troubled Debt Restructurings
	Number	Amount
	(dollars in thousands)
At September 30, 2011
One- to four-family residential real estate	—	$—
Commercial real estate	4	1,272
Real estate construction	2	89
Commercial	—	—
Consumer and other loans	—	—
Total troubled debt restructurings	6	$1,361
Delinquent Loans, Excluding Nonaccrual Loans. The following tables set forth certain information with respect to our loan portfolio delinquencies as to contractual payments, excluding nonaccrual loans (refer to preceding page for disclosure of nonaccrual loans), at the dates indicated.

	Loans Delinquent and Still Accruing For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
At September 30, 2013	(dollars in thousands)
Non-covered Loans:
One- to four-family residential real estate	13	$836	2	$47	15	$883
Commercial real estate	5	505	—	—	5	505
Real estate construction	1	37	—	—	1	37
Commercial	4	113	—	—	4	113
Consumer and other loans	9	114	—	—	9	114
Total non-covered loans	32	$1,605	2	$47	34	$1,652
Covered Loans:
One- to four-family residential real estate	3	$184	—	$—	3	$184
Commercial real estate	14	1,805	1	135	15	1,940
Real estate construction	—	—	—	—	—	—
Commercial	3	314	—	—	3	314
Consumer and other loans	—	—	—	—	—	—
Total covered loans	20	$2,303	1	$135	21	$2,438
Total loans	52	$3,908	3	$182	55	$4,090

	Loans Delinquent and Still Accruing For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
At September 30, 2012	(dollars in thousands)
Non-covered Loans:
One- to four-family residential real estate	24	$1,252	2	$402	26	$1,654
Commercial real estate	4	1,276	—	—	4	1,276
Real estate construction	—	—	—	—	—	—
Commercial	5	126	—	—	5	126
Consumer and other loans	11	124	—		11	124
Total non-covered loans	44	$2,778	2	$402	46	$3,180
Covered Loans:
One- to four-family residential real estate	8	$506	—	$—	8	$506
Commercial real estate	9	2,114	—	—	9	2,114
Real estate construction	—	—	—	—	—	—
Commercial	8	708	—	—	8	708
Consumer and other loans	2	11	—	—	2	11
Total covered loans	27	$3,339	—	$—	27	$3,339
Total loans	71	$6,117	2	$402	73	$6,519

	Loans Delinquent and Still Accruing For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
At September 30, 2011	(dollars in thousands)
Non-covered Loans:
One- to four-family residential real estate	34	$580	—	$—	34	$580
Commercial real estate	11	1,351	—	—	11	1,351
Real estate construction	—	—	—	—	—	—
Commercial	4	103	—	—	4	103
Consumer and other loans	17	163	—		17	163
Total non-covered loans	66	$2,197	—	$—	66	$2,197
Covered Loans:
One- to four-family residential real estate	5	$367	—	$—	5	$367
Commercial real estate	9	588	—	—	9	588
Real estate construction	—	—	—	—	—	—
Commercial	3	551	—	—	3	551
Consumer and other loans	3	63	—	—	3	63
Total covered loans	20	$1,569	—	$—	20	$1,569
Total loans	86	$3,766	—	$—	86	$3,766
Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans considered to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” so that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention.”

Nonperforming Non-Covered Loans
At September 30,	Balance
(in thousands)
2013	$2,921
2012	3,446
2011	11,694
2010	11,794
2009	13,313
We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. We regularly monitor the value of underlying collateral on classified and nonperforming loans. This monitoring involves physical site inspection, consultation with real estate professionals, our knowledge of our markets, and assessing appraisal trends.
Potential problem loans are non-covered loans as to which management has serious doubts as to the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention or substandard. Potential problem loans aggregated $35.4 million and $47.7 million at September 30, 2013 and 2012, respectively, with $6.0 million and $15.9 million classified special mention and $29.4 million and $31.8 million classified substandard.
The following table sets forth the aggregate amount of our classified assets at the dates indicated. Classified assets as of September 30, 2013, 2012 and 2011 have been divided into those assets that were acquired in connection with the NCB, MCB and FNB transactions and are covered under loss sharing agreements with the FDIC, and those assets that are not covered by the loss sharing agreements.

	At September 30,
	2013		2012		2011
	Non-Covered	Covered (2)	Non-Covered	Covered (2)	Non-Covered	Covered (2)
	(in thousands)
Substandard assets:
Loans	$29,435	$5,378	$31,790	$9,916	$27,251	$13,021
Other real estate owned	1,615	1,895	2,107	1,909	4,093	2,926
Repossessed assets	—	8	—	5	—	40
Securities (1)	6,605	—	5,574	—	7,812	—
Doubtful loans	1	113	—	326	281	1,803
Loss assets	—	—	—	—	—	—
Total classified assets	$37,656	$7,394	$39,471	$12,156	$39,437	$17,790
__________________________________

(1)	Substandard securities represent certain non-investment grade investments.

(2)
Covered assets represent only the portion of the asset that is not covered by FDIC loss sharing agreements. The remaining portion of the covered assets is not shown because they are covered by FDIC loss sharing agreements, and therefore cannot be considered classified assets.

Our largest substandard loan relationship at September 30, 2013 was an $8.3 million loan relationship. As of September 30, 2013, all loans in the relationship are current and interest and taxes due have been paid. The loan relationship is collateralized by income producing properties in Alabama and was recently strengthened by the borrower pledging additional collateral. We believe we are adequately collateralized, even at lower current real estate values.
Allowance for Loan Losses. The allowance for loan losses represents a reserve for probable loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans with particular emphasis on impaired, non-accruing, past due and other loans that management believes require special attention. The determination of the allowance for loan losses is considered a critical accounting policy.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of loss inherent in the loan portfolio. The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, loss risk as determined based on a loan grading system, the level of non-performing loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions. Management believes the current allowance for loan losses is adequate based on its analysis of the losses in the portfolio.
During 2013, we did not make significant changes to our methodology for determining the loan loss allowance. Our allowance for loan loss methodology is a loan classification-based system. Our allowance for loan losses is segmented into the following four major categories: (1) specific reserves; (2) general allowances for Classified/Watch loans; (3) general allowances for loans with satisfactory ratings; and (4) an unallocated amount. We base the required reserve on a percentage of the loan balance for each type of loan and classification level. Loans may be classified manually and are automatically classified if they are not previously classified when they reach certain levels of delinquency. Unclassified loans are reserved at different percentages based on our loan loss history for the last two years. Reserve percentages are also adjusted based upon our estimate of the effect that the current economic environment will have on each type of loan.
We have no loans for which there is known information about possible credit problems of borrowers that causes management to have serious doubts about their ability to comply with present loan repayment terms that are not currently disclosed as non-accrual, past due, classified, underperforming, restructured or potential problem.
As of September 30, 2013 and 2012, allowances of $3.5 million and $8.9 million, respectively, had been established for loan losses on covered loans acquired in the NCB transaction. In addition $400,000 and $1.4 million in allowances had been established for expected losses incurred on FNB loans as of September 30, 2013 and 2012, respectively. The nonaccretable discounts for covered loans amounted to $10.8 million and $19.4 million at September 30, 2013 and 2012, respectively.
No allowance was established for loans acquired in the MCB or FNB acquisition at the time of acquisition as accounting standards prohibit carrying over an allowance for loan losses for loans purchased in those acquisitions. These loans were recorded at fair value through establishing nonaccretable discounts. If credit deterioration is observed subsequent to the acquisition dates, such deterioration will be accounted for pursuant to our revised estimates of expected cash flows on covered loans and a provision for loan losses will be charged to earnings for our loss share with an increase to the FDIC receivable for the FDIC indemnification amount. Amounts expected to be recovered from the FDIC under loss sharing agreements are separately disclosed as the FDIC receivable.
The following table sets forth activity in our allowance for loan losses for the periods indicated. Loans covered by the loss sharing agreement with the FDIC are excluded from the table.

	At or For the Years Ended September 30,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Balance at beginning of period	$8,190	$9,370	$9,797	$9,332	$8,244
Charge-offs:
One- to four-family residential real estate	(224)	(1,181)	(600)	(486)	(648)
Commercial real estate	(1,122)	(2,825)	(957)	(3,084)	(2,961)
Real estate construction	—	(29)	(22)	(1,281)	(31)
Commercial	(165)	(408)	(517)	(524)	(119)
Consumer and other loans	(90)	(88)	(152)	(32)	(55)
Total charge-offs (1)	(1,601)	(4,531)	(2,248)	(5,407)	(3,814)
Recoveries:
One- to four-family residential real estate	59	4	63	40	41
Commercial real estate	93	—	—	—	300
Real estate construction	7	—	—	—	—
Commercial	39	42	37	—	2
Consumer and other loans	2	5	21	32	9
Total recoveries	200	51	121	72	352
Net (charge-offs) recoveries	(1,401)	(4,480)	(2,127)	(5,335)	(3,462)
Provision for loan losses	1,400	3,300	1,700	5,800	4,550
Balance at end of year	$8,189	$8,190	$9,370	$9,797	$9,332

Ratios:
Net charge-offs as a percentage of average non-covered loans outstanding	(0.32)%	(0.86)%	(0.48)%	(0.90)%	(0.71)%
Allowance for loan losses as a percentage of non-covered non-performing loans at year end	280.32%	237.69%	80.13%	84.06%	70.01%
Allowance for loan losses as a percentage of total non-covered loans receivable at year end (2)	1.70%	1.87%	2.19%	2.12%	1.97%
__________________________________

(1)
CharterBank’s primary regulator changed from the Office of Thrift Supervision to the Office of the Comptroller of the Currency during the latter part of the 2011 fiscal year. The Office of the Comptroller of the Currency’s policy is for the immediate charge-off of specific allowances on impaired loans, which increased our charge-offs by $1.2 million in 2012.

(2)	Does not include loans held for sale or deferred fees.

The following table sets forth activity in our covered allowance for loan losses for the periods indicated. There were no charge-offs or recoveries on covered loans in fiscal year 2009.

	At or For the Years Ended September 30,
	2013	2012	2011	2010
	(in thousands)
Balance at beginning of year	$10,341	$6,893	$15,554	$23,832
Charge-offs:
One- to four-family residential real estate	(55)	(113)	(307)	—
Commercial real estate	(4,022)	(4,643)	(11,457)	(10,787)
Real estate construction	—	(2)	(338)	—
Commercial	(3,076)	(1,633)	(2,874)	—
Consumer and other loans	(244)	(309)	(1,128)	—
Total charge-offs	(7,397)	(6,700)	(16,104)	(10,787)
Recoveries:
One- to four-family residential real estate	—	—	—	—
Commercial real estate	40	171	43	406
Real estate construction	—	—	—	—
Commercial	107	571	1,400	—
Consumer and other loans	1	2	—	—
Total recoveries	148	744	1,443	406
Net (charge-offs) recoveries	(7,249)	(5,956)	(14,661)	(10,381)
Provision for loan losses	832	9,404	6,000	2,103
Balance at end of year	$3,924	$10,341	$6,893	$15,554
Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses for non-covered loans allocated by loan category and the percent of loans in each category to total loans at the dates indicated. Loans covered by the loss sharing agreement with the FDIC are excluded from the table. An unallocated allowance is generally maintained in a range of 4% to 12.0% of the total allowance in recognition of the imprecision of the estimates. In times of greater economic downturn and uncertainty, the higher end of this range is provided. Lower allocations in the real estate construction portfolio in the last two years reflected decreased nonperforming loans, decreased charge-offs in the recent two year period, and improved credit quality of those loans. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At September 30,
	2013		2012		2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
One- to four-family residential real estate	$862	25.9%	$880	24.1%	$633	23.0%
Commercial real estate	5,446	56.2	5,480	57.6	5,972	58.5
Real estate construction	387	9.3	287	10.4	1,066	9.7
Commercial	456	5.0	711	3.8	822	4.1
Consumer and other loans	125	3.6	80	4.1	48	4.7
Total allocated allowance	7,276		7,438		8,541
Unallocated	913	—	752	—	829	—
Total	$8,189	100.0%	$8,190	100.0%	$9,370	100.0%

	At September 30,
	2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
One- to four-family residential real estate	$1,023	23.0%	$451	26.6%
Commercial real estate	6,103	58.0	5,540	57.1
Real estate construction	1,236	9.9	2,157	9.3
Commercial	624	4.2	99	2.2
Consumer and other loans	79	4.9	117	4.8
Total allocated allowance	9,065		8,364
Unallocated	732	—	968	—
Total	$9,797	100.0%	$9,332	100.0%
Liquidity and Capital Resources
Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At September 30, 2013 and 2012, we had access to immediately available funds of approximately $397.1 million and $297.6 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $161.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $215.1 million at September 30, 2013. At September 30, 2013, we had $60.0 million in advances from the FHLB outstanding. However, based on available collateral other than cash, $182.3 million in additional advances would be available.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
At September 30, 2013, we had $2.1 million of new loan commitments outstanding, and $70.3 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $10.4 million of unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2013 totaled $167.6 million, or 22.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2013. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are the origination of loans and the purchase of securities. During the year ended September 30, 2013, we originated $328.4 million of loans and purchased $111.2 million of securities.
Financing activities consist primarily of additions to deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $49.0 million for the year ended September 30, 2013. This decrease represented reductions in our time deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provides an additional source of funds. Federal Home Loan Bank of Atlanta advances decreased by $21.0 million to $60.0 million during the year ended September 30, 2013. Federal Home Loan Bank advances have been used primarily to fund loan demand and to purchase securities. Our current asset/liability management strategy has been to pay off Federal Home Loan Bank of Atlanta advances as cash is available and the advances mature.
Cash receipts arising from payments on covered loans and loss-sharing collections from the FDIC are providing and are expected to continue to provide positive net cash flows in periods following the wholesale funding outflows.
CharterBank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2013, CharterBank exceeded all regulatory capital requirements. CharterBank is considered “well-capitalized” under regulatory guidelines. See Part I, Item 1 Business “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 16 - Regulatory Matters in the Notes to our Consolidated Financial Statements.
The table of regulatory compliance with capital requirements for CharterBank is presented below.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2013
Total Risk Based Capital (to Risk-Weighted Assets)	$209,930	33.8%	$49,648	8.0%	$62,060	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	202,119	32.6	24,824	4.0	37,236	6.0
Tier 1 Capital (to Average Assets)	202,119	18.6	43,572	4.0	54,465	5.0
September 30, 2012
Total Risk Based Capital (to Risk-Weighted Assets)	$133,626	19.2%	$55,610	8.0%	$69,512	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	124,931	18.0	27,805	4.0	41,707	6.0
Tier 1 Capital (to Average Assets)	124,931	12.2	41,097	4.0	51,371	5.0
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by us. We consider commitments to extend credit in determining our allowance for loan losses.
Contractual Obligations. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2013. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments. Fixed rates on loans ranged from 2.75% to 5.00% as of September 30, 2013.

	Payments Due by Period
Contractual Obligations	One year or less	More than one year but less than three years	More than three years but less than five years	Five years or more	Total
	(in thousands)
Loan commitments to originate mortgage loans	$2,052	$—	$—	$—	$2,052
Loan commitments to fund construction loans in process	49,348	—	—	—	49,348
Available unadvanced lines of credit on commercial loans	1,008	—	—	—	1,008
Loan commitments to fund commercial real estate loans in process	20,909	—	—	—	20,909
Available home equity and unadvanced lines of credit	9,355	—	—	—	9,355
Letters of credit	1,181	—	—	—	1,181
Lease agreements	685	1,387	146	1,034	3,252
Certificates of deposit	167,649	84,906	23,315	—	275,870
FHLB advances	5,000	30,000	—	25,000	60,000
Total	$257,187	$116,293	$23,461	$26,034	$422,975
Impact of Inflation and Changing Prices
The consolidated financial statements and related notes of Charter Financial have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management of Market Risk
As a financial institution, we face risk from interest rate volatility. Fluctuations in interest rates affect both our level of income and expense on a large portion of our assets and liabilities. Fluctuations in interest rates also affect the market value of all interest-earning assets.
The primary goal of our interest rate risk management strategy is to maximize net interest income while maintaining an acceptable interest rate risk profile. We seek to coordinate asset and liability decisions so that, under changing interest rate scenarios, portfolio equity and net interest income remain within an acceptable range.
We have emphasized commercial real estate lending, and to a lesser extent, one- to four-family residential lending. Our sources of funds include retail deposits, Federal Home Loan Bank advances and wholesale deposits. We employ several strategies to manage the interest rate risk inherent in our mix of assets and liabilities, including:

•	selling fixed rate mortgages we originate to the secondary market, generally on a servicing released basis;

•	maintaining the diversity of our existing loan portfolio by originating commercial real estate and consumer loans, which typically have adjustable rates and shorter terms than residential mortgages;

•	emphasizing investments with adjustable interest rates;

•	maintaining fixed rate borrowings from the Federal Home Loan Bank of Atlanta; and

•	increasing retail transaction deposit accounts, which typically have long durations.
Changes in market interest rates have a significant impact on the repayment and prepayment of loans. Prepayment rates also vary due to a number of other factors, including the regional economy in the area where the loans were originated, seasonal factors, demographic changes, the assumability of the loans, related refinancing opportunities and competition. We monitor interest rate sensitivity so that we can attempt to adjust our asset and liability mix in a timely manner and thereby minimize the negative effects of changing rates.
Extension risk, or lower prepayments causing loans to have longer average lives, is our primary exposure to higher interest rates. Faster prepayment of loans and investing the funds from prepayments in mortgage loans and securities at lower interest rates results in a lower net interest income and is our primary exposure to declining market interest rates.
Interest Risk Measurement.
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
The table below sets forth, as of September 30, 2013, our calculation of the estimated changes in CharterBank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present Value of Assets (3)(4)
	(dollars in thousands)
300	$223,999	$(13,719)	(5.8)%	20.6%	(1.2)%
200	$228,665	$(9,053)	(3.8)%	21.0%	(0.8)%
100	$233,436	$(4,282)	(1.8)%	21.4%	(0.4)%
—	$237,718	$—	—	21.8%	—
(100)	$235,017	$(2,701)	(1.1)%	21.6%	(0.2)%
 __________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the difference between the present value of an institution’s assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at September 30, 2013, in the event of a 200 basis point increase in interest rates, we would experience a 3.8% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 1.1% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of September 30, 2013, we were in compliance with our Board approved policy limits.
The effects of interest rates on net portfolio value and net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, deposit run-off, and prepayments, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in these computations. Although some assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in market interest rates. Rates on other types of assets and liabilities may lag behind changes in market interest rates. Assets, such as adjustable rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset. After a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making the calculations set forth above. Additionally, increased credit risk may result if our borrowers are unable to meet their repayment obligations as interest rates increase.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Charter Financial Corporation
We have audited internal control over financial reporting of Charter Financial Corporation and subsidiary (the “Company”) as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Charter Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Charter Financial Corporation and subsidiary as of September 30, 2013 and 2012, and for each of the years in the three-year period ended September 30, 2013, and our report dated December 13, 2013, expressed an unqualified opinion on those consolidated financial statements.
/s/ Dixon Hughes Goodman LLP
Atlanta, GA
December 13, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors
Charter Financial Corporation:
We have audited the accompanying consolidated statements of financial condition of Charter Financial Corporation and subsidiary as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Financial Corporation and subsidiary as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal controls over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 13, 2013, expressed an unqualified opinion thereon.
/s/ Dixon Hughes Goodman LLP
Atlanta, GA
December 13, 2013

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2013	September 30, 2012
Assets
Cash and amounts due from depository institutions	$10,069,875	$13,221,291
Interest-earning deposits in other financial institutions	151,382,606	95,606,929
Cash and cash equivalents	161,452,481	108,828,220
Loans held for sale, fair value of $1,883,244 and $2,741,672	1,857,393	2,691,508
Securities available for sale	215,118,407	189,379,333
Federal Home Loan Bank stock	3,940,300	5,318,200
Loans receivable:
Not covered under FDIC loss sharing agreements	480,152,265	436,966,775
Covered under FDIC loss sharing agreements	112,915,868	176,569,131
Allowance for loan losses (covered loans)	(3,924,278)	(10,340,815)
Unamortized loan origination fees, net (non-covered loans)	(1,100,666)	(1,101,481)
Allowance for loan losses (non-covered loans)	(8,188,896)	(8,189,895)
Loans receivable, net	579,854,293	593,903,715
Other real estate owned:
Not covered under FDIC loss sharing agreements	1,615,036	2,106,757
Covered under FDIC loss sharing agreements	14,068,846	21,903,204
Accrued interest and dividends receivable	2,728,902	3,241,320
Premises and equipment, net	21,750,756	23,610,642
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	803,886	1,280,309
Cash surrender value of bank owned life insurance	39,825,881	33,831,920
FDIC receivable for loss sharing agreements	29,941,862	35,135,533
Deferred income taxes	11,350,745	6,176,199
Other assets	771,779	487,954
Total assets	$1,089,405,849	$1,032,220,096
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$751,296,668	$800,261,546
FHLB advances	60,000,000	81,000,000
Advance payments by borrowers for taxes and insurance	1,054,251	651,520
Other liabilities	3,277,094	7,786,262
Total liabilities	815,628,013	889,699,328
Stockholders’ equity:
Common stock, $0.01 par value; 22,752,214 shares issued at September 30, 2013 and 21,935,179 shares issued at September 30, 2012; 22,752,214 shares outstanding at September 30, 2013 and 19,903,081 shares outstanding at September 30, 2012	227,522	198,592
Preferred stock, $0.01 par value; 50,000,000 shares authorized at September 30, 2013 and 10,000,000 shares authorized at September 30, 2012	—	—
Additional paid-in capital	171,729,570	73,483,605
Treasury stock, at cost; 0 shares at September 30, 2013 and 2,032,098 shares at September 30, 2012	—	(39,362,686)
Unearned compensation – ESOP	(6,480,949)	(3,571,121)
Retained earnings	110,141,286	111,568,998
Accumulated other comprehensive (loss) gain	(1,839,593)	203,380
Total stockholders’ equity	273,777,836	142,520,768

Total liabilities and stockholders’ equity	$1,089,405,849	$1,032,220,096

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2013	2012	2011
Interest income:
Loans receivable	$38,815,683	$44,194,909	$41,361,825
Mortgage-backed securities and collateralized mortgage obligations	3,194,733	3,368,183	3,943,269
Federal Home Loan Bank stock	122,893	114,580	91,706
Other investment securities available for sale	175,150	261,600	153,977
Interest-earning deposits in other financial institutions	328,010	161,766	235,535
Total interest income	42,636,469	48,101,038	45,786,312
Interest expense:
Deposits	4,242,848	6,594,261	9,395,545
Borrowings	3,118,271	3,994,754	5,831,992
Total interest expense	7,361,119	10,589,015	15,227,537
Net interest income	35,275,350	37,512,023	30,558,775
Provision for loan losses, not covered under FDIC loss sharing agreements	1,400,000	3,300,000	1,700,000
Provision for covered loan losses	89,444	1,201,596	1,200,000
Net interest income after provision for loan losses	33,785,906	33,010,427	27,658,775
Noninterest income:
Service charges on deposit accounts	7,754,416	7,011,684	5,851,098
Gain on securities available for sale	249,517	939,766	774,277
Total impairment losses on securities	—	(2,573,625)	(5,598,920)
Portion of losses recognized in other comprehensive income	—	2,300,366	3,302,678
Net impairment losses recognized in earnings	—	(273,259)	(2,296,242)
Loss on sale of other assets held for sale	—	(146,299)	(349,585)
Bank owned life insurance	993,961	1,057,397	1,096,510
Gain on sale of loans and loan servicing release fees	1,334,330	961,605	655,977
Loan servicing fees	302,153	386,656	388,625
Brokerage commissions	588,493	557,821	693,926
Acquisition gain	—	—	1,095,003
FDIC receivable for loss sharing agreements accretion, net of amortization	33,235	1,461,779	1,035,125
Other	396,446	955,062	346,322
Total noninterest income	11,652,551	12,912,212	9,291,036
Noninterest expenses:
Salaries and employee benefits	18,458,664	19,332,621	15,762,074
Occupancy	7,302,944	7,799,670	6,528,996
FHLB advance prepayment penalty	—	—	809,558
Legal and professional	1,922,817	1,627,769	2,105,319
Marketing	1,294,251	1,875,591	1,619,275
Federal insurance premiums and other regulatory fees	589,999	1,351,185	1,252,717
Net cost of operations of real estate owned	1,016,960	2,144,882	1,341,120
Furniture and equipment	828,652	919,525	772,716
Postage, office supplies and printing	1,082,231	1,025,597	962,239
Core deposit intangible amortization expense	476,423	547,153	237,437
Other	3,340,599	3,680,904	2,558,616
Total noninterest expense	36,313,540	40,304,897	33,950,067
Income before income taxes	9,124,917	5,617,742	2,999,744
Income tax expense	2,868,500	639,050	694,392
Net income	$6,256,417	$4,978,692	$2,305,352
Basic net income per share	$0.30	$0.26	$0.12
Diluted net income per share	$0.30	$0.26	$0.12
Weighted average number of common shares outstanding	20,629,531	19,501,312	19,799,405
Weighted average number of common and potential common shares outstanding	20,792,089	19,537,348	19,845,936

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2013	2012	2011
Net income	$6,256,417	$4,978,692	$2,305,352
Less reclassification adjustment for net gains realized in net income, net of taxes of $96,313, $362,749, and $298,871, respectively	(153,204)	(577,017)	(475,406)
Net unrealized holding (losses) gains on investment and mortgage securities available for sale arising during the year, net of taxes of $(1,188,031), $1,624,516, and $372,130, respectively	(1,889,769)	2,584,074	591,938
Other-than-temporary impairment losses recognized in earnings, net of taxes of $0, $105,478, and $886,349, respectively	—	167,781	1,409,893
Comprehensive income	$4,213,444	$7,153,530	$3,831,777

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock
	Number of shares	Amount	Additional paid-in capital	Treasury stock	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at September 30, 2010	19,859,219	$198,592	$73,073,216	$(36,614,648)	$(3,880,990)	$107,598,080	$(3,497,883)	$136,876,367
Net income	—	—	—	—	—	2,305,352	—	2,305,352
Change in unrealized loss on securities	—	—	—	—	—	—	1,526,425	1,526,425
Dividends paid, $0.16 per share	—	—	—	—	—	(1,940,899)	—	(1,940,899)
Allocation of ESOP common stock	—	—	—	—	151,600	—	—	151,600
Effect of restricted stock awards	—	—	(94,944)	486,708	—	—	—	391,764
Stock option expense	—	—	105,091	—	—	—	—	105,091
Balance at September 30, 2011	19,859,219	$198,592	$73,083,363	$(36,127,940)	$(3,729,390)	$107,962,533	$(1,971,458)	$139,415,700
Net income	—	—	—	—	—	4,978,692	—	4,978,692
Change in unrealized loss on securities	—	—	—	—	—	—	2,174,838	2,174,838
Dividends paid, $0.08 per share	—	—	—	—	—	(1,372,227)	—	(1,372,227)
Allocation of ESOP common stock	—	—	—	—	158,269	—	—	158,269
Effect of restricted stock awards	—	—	306,366	353,267	—	—	—	659,633
Stock option expense	—	—	93,876	—	—	—	—	93,876
Repurchase of shares	—	—	—	(3,588,013)	—	—	—	(3,588,013)
Balance at September 30, 2012	19,859,219	$198,592	$73,483,605	$(39,362,686)	$(3,571,121)	$111,568,998	$203,380	$142,520,768
Net income	—	—	—	—	—	6,256,417	—	6,256,417
Dividends paid, $0.35 per share	—	—	—	—	—	(7,684,129)	—	(7,684,129)
Elimination of First Charter, MHC entity	—	—	229,564	—	—	—	—	229,564
Change in unrealized loss on securities	—	—	—	—	—	—	(2,042,973)	(2,042,973)
Allocation of ESOP common stock	—	—	31,592	—	179,282	—	—	210,874
Interest capitalization into ESOP loan	—	—	—	—	(50,279)	—	—	(50,279)
Effect of restricted stock awards	—	—	(700,380)	753,422	—	—	—	53,042
Stock option expense	—	—	69,581	—	—	—	—	69,581
Issuance of common stock in offering	2,892,995	28,930	98,615,608	39,772,779	(3,038,831)	—	—	135,378,486
Repurchase of shares and conversion expenses	—	—	—	(1,163,515)	—	—		(1,163,515)
Balance at September 30, 2013	22,752,214	$227,522	$171,729,570	$—	$(6,480,949)	$110,141,286	$(1,839,593)	$273,777,836

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2013	2012	2011
Cash flows from operating activities:
Net income	$6,256,417	$4,978,692	$2,305,352
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses, not covered under FDIC loss sharing agreements	1,400,000	3,300,000	1,700,000
Provision for covered loan losses	89,444	1,201,596	1,200,000
Provision for FDIC receivable impairment	642,461	—	—
Depreciation and amortization	1,571,998	1,782,588	1,335,515
Deferred income tax benefit	(3,615,234)	(2,738,714)	(1,973,499)
Accretion and amortization of premiums and discounts, net	2,853,471	2,974,208	1,995,603
Accretion of fair value discounts related to covered loans	(8,922,874)	(8,987,715)	(8,248,209)
Accretion of fair value discounts related to FDIC receivable	(675,696)	(1,461,779)	(1,035,125)
Gain on sale of loans and loan servicing release fees	(1,334,330)	(961,605)	(655,977)
Proceeds from sale of loans	50,753,062	40,057,748	33,976,397
Originations and purchases of loans held for sale	(48,584,616)	(41,496,284)	(31,550,298)
Gain on acquisition	—	—	(1,095,003)
Gain on sale of mortgage-backed securities, collateralized mortgage obligations, and other investments	(249,517)	(939,766)	(774,277)
Other-than-temporary impairment-securities	—	273,259	2,296,242
Write down of real estate owned	1,683,342	1,298,041	774,616
(Gain) loss on sale of real estate owned	(581,662)	24,074	44,894
Loss on sale and writedowns of other assets held for sale	—	588,299	349,585
FHLB advance prepayment penalty	—	—	809,558
Restricted stock award expense	53,042	108,845	216,668
Stock option expense	69,581	93,876	105,091
Increase in cash surrender value on bank owned life insurance	(993,961)	(1,057,397)	(1,096,510)
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	512,418	449,113	267,173
(Increase) decrease in other assets	(6,960,193)	1,741,670	4,125,736
(Decrease) increase in other liabilities	3,485,939	(2,242,543)	(5,239,014)
Net cash used in operating activities	(2,546,908)	(1,013,794)	(165,482)
Cash flows from investing activities:
Proceeds from sales of securities available for sale	21,057,155	41,638,363	41,338,234
Principal collections on securities available for sale	45,166,950	57,210,142	52,477,822
Purchase of securities available for sale	(111,194,047)	(135,293,105)	(111,244,487)
Proceeds from maturities or calls of securities available for sale	13,531,500	6,789,350	3,574,950
Proceeds from redemption of FHLB stock	1,377,900	5,317,700	4,473,912
Purchase of FHLB stock	—	(45,000)	—
Net decrease in loans receivable	4,170,927	40,430,538	59,326,132
Net decrease in FDIC receivable	7,960,683	70,878,537	45,638,131
Proceeds from sale of real estate owned	21,802,548	20,364,484	31,784,268
Proceeds from sale of premises and equipment	—	148,418	412,980
Purchase of bank owned life insurance	(5,000,000)	—	—
Purchases of premises and equipment	(393,834)	(2,755,197)	(839,960)
Net cash received from acquisitions	—	—	49,326,291
Net cash (used in) provided by investing activities	(1,520,218)	104,684,230	176,268,273

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended September 30,
	2013	2012	2011
Cash flows from financing activities:
Purchase of treasury stock and conversion expense	(1,163,515)	(3,588,013)	—
First Charter elimination	(277,307)	—	—
Issuance of common stock in offering	135,378,486	—	—
Dividends paid	(7,684,129)	(1,372,227)	(1,940,899)
Decrease in deposits	(48,964,878)	(110,832,260)	(156,755,359)
Proceeds from Federal Home Loan Bank advances	—	1,000,000	—
Principal payments on Federal Home Loan Bank advances	(21,000,000)	(30,000,000)	(102,809,558)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	402,730	188,638	(473,911)
Net cash provided by (used in) financing activities	56,691,387	(144,603,862)	(261,979,727)
Net increase (decrease) in cash and cash equivalents	52,624,261	(40,933,426)	(85,876,936)
Cash and cash equivalents at beginning of period	108,828,220	149,761,646	235,638,582
Cash and cash equivalents at end of period	$161,452,481	$108,828,220	$149,761,646
Supplemental disclosures of cash flow information:
Interest paid	$7,160,946	$10,973,958	$16,565,221
Income taxes paid	$10,060,110	$2,529,000	$1,678,641
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$18,927,608	$25,180,220	$14,830,664
Premises and equipment acquired through foreclosure of collateral on loans receivable	$—	$474,000	$286,154
Issuance of ESOP common stock	$210,874	$158,269	$151,600
Effect of restricted stock awards	$53,042	$659,633	$391,764
Write down of real estate owned reimbursed by the FDIC	$6,948,020	$7,774,500	$—
Provision for covered loan losses reimbursed by the FDIC	$743,443	$8,202,159	$4,800,000
Interest capitalization into ESOP loan	$(50,279)	$—	$—
Unrealized (loss) gain on securities available for sale, net	$(2,042,973)	$2,174,838	$1,526,425
Acquisitions
Assets acquired at fair value	$—	$—	$248,978,989
Liabilities assumed at fair value	—	—	248,304,905
Net assets acquired	$—	$—	$674,084

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies
On April 8, 2013, Charter Financial Corporation, a Maryland corporation (“Charter Financial” or the “Company”), completed its conversion and reorganization pursuant to which First Charter, MHC, our federally chartered mutual holding company, was converted to the stock holding company form of organization. Charter Financial sold 14,289,429 shares of common stock at $10.00 per share, for gross offering proceeds of $142.9 million in its stock offering. CharterBank (the “Bank”), as of April 8, 2013, was 100% owned by Charter Financial and Charter Financial was 100% owned by public stockholders. Concurrent with the completion of the offering, shares of common stock of Charter Financial Corporation, the former federally chartered corporation (“Charter Federal”), were converted into the right to receive 1.2471 shares of Charter Financial’s common stock for each share of Charter Federal common stock that was owned immediately prior to completion of the transaction. Cash in lieu of fractional shares was paid based on the offering price of $10.00 per share. As a result of the offering and the exchange on April 8, 2013, Charter Financial had 22,752,214 shares outstanding. Also, as of April 8, 2013, Charter Federal and First Charter, MHC ceased to exist. As part of the elimination, the net asset position of First Charter, MHC, in the amount of $229,564, was assumed by Charter Financial. Any reference to the Company following April 8, 2013 refers to Charter Financial Corporation, a Maryland corporation. In regards to weighted average shares outstanding, share and per share amounts held by the public prior to April 8, 2013, have been restated to reflect the completion of the second-step conversion at a conversion ratio of 1.2471 unless noted otherwise.
Charter Financial Corporation, the federally chartered corporation, was established in October 2001 to be the holding company for the Bank in connection with the Bank’s reorganization from a federal mutual savings and loan association into the two-tiered mutual holding company structure. Charter Federal's business activity was the ownership of the outstanding capital stock of CharterBank.
The consolidated financial statements of Charter Financial Corporation and subsidiary include the financial statements of Charter Financial Corporation and its wholly owned subsidiary, CharterBank. All intercompany accounts and transactions have been eliminated in consolidation. The term “Company” will apply as applicable to Charter Financial and Charter Federal depending on the context.
The Company primarily provides real estate loans and a full range of deposit products to individual and small business consumers through its branch offices in west-central Georgia, east-central Alabama and the Florida Panhandle. In addition, the Company operates a cashless branch in Norcross, Georgia. The Company primarily competes with other financial institutions in its market area. The Company’s primary lending market has been the states of Georgia and Alabama with Florida being added as a result of the acquisition of The First National Bank of Florida (“FNB”). The Company operates and manages as a one-bank holding company and, as such, has no reportable segments.
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to prevailing practices within the financial institutions industry. The following is a summary of the significant accounting policies that the Company follows in presenting its consolidated financial statements.

(a)	Basis of Presentation
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the estimates used for fair value acquisition accounting and the FDIC receivable for loss sharing agreements, and the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, and collateralized mortgage obligations. In connection with the determination of the allowance for loan losses and the value of real estate owned, management obtains independent appraisals for significant properties. In connection with the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, and collateralized mortgage obligations, management obtains fair value estimates by independent quotations, assesses current credit ratings and related trends, reviews relevant delinquency and default information, assesses expected cash flows and coverage ratios, assesses the relative strength of credit support from less senior tranches of the securities, reviews average credit score data of underlying mortgages, and assesses other current data. The severity and duration of an impairment and the likelihood of potential recovery of an impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value.

A substantial portion of the Company’s loans is secured by real estate located in its market area. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in the real estate market conditions of this market area.
Certain reclassifications of 2011 and 2012 balances have been made to conform to classifications used in 2013. These reclassifications did not change net income.

(b)	Cash and Cash Equivalents
Cash and cash equivalents, as presented in the consolidated financial statements, include amounts due from other depository institutions and interest-bearing deposits in other financial institutions. Generally, interest-bearing deposits in other financial institutions are for one-day periods.

(c)	Investments, Mortgage-Backed Securities, Collateralized Mortgage-Backed Securities, Collateralized Mortgage Obligations, and Federal Home Loan Bank Stock
Investments, mortgage-backed securities, collateralized mortgage-backed securities, and collateralized mortgage obligations available for sale are reported at fair value, as determined by pricing services. The pricing service valuations are reviewed by management for reasonableness. Investment in stock of the Federal Home Loan Bank (FHLB) is required of every federally insured financial institution, which utilizes its services. The investment in FHLB stock is carried at cost and such stock is evaluated for any potential impairment.
Purchase premiums and discounts on investment securities are amortized and accreted to interest income using a level yield method over the period to maturity of the related securities. Purchase premiums and discounts on mortgage-backed securities and collateralized mortgage obligations are amortized and accreted to interest income using the interest method over the remaining lives of the securities, taking into consideration assumed prepayment patterns.
Gains and losses on sales of investments, mortgage-backed securities, collateralized mortgage-backed securities, and collateralized mortgage obligations are recognized on the trade date, based on the net proceeds received and the adjusted carrying amount of the specific security sold.
A decline in the market value of any available for sale security below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for that security.

(d)	Loans and Interest Income
Loans are reported at the principal amounts outstanding, net of unearned income, deferred loan fees/origination costs, and the allowance for loan losses.
Interest income is recognized using the simple interest method on the balance of the principal amount outstanding. Unearned income, primarily arising from deferred loan fees, net of certain origination costs, and deferred gains on the sale of the guaranteed portion of Small Business Administration (SBA) loans, is amortized over the expected lives of the underlying loans using the interest method.
Generally, the accrual of interest income is discontinued on loans when reasonable doubt exists as to the full, timely collection of interest or principal. Interest previously accrued but not collected is reversed against current period interest income when such loans are placed on nonaccrual status. Interest on nonaccrual loans, which is ultimately collected, is credited to income in the period received.
Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. Large pools of smaller balance homogeneous loans, such as consumer and installment loans, are collectively evaluated for impairment by the Company. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Cash receipts on impaired loans for which the accrual of interest has been discontinued are recorded as income when received unless full recovery of principal is in doubt whereby cash received is recorded as principal reduction.
Gains or losses on the sale of mortgage loans are recognized at settlement dates and are computed as the difference between the sales proceeds received and the net book value of the mortgage loans sold.

Loans held for sale are carried at the lower of aggregate cost or market, with market determined on the basis of open commitments for committed loans. For uncommitted loans, market is determined on the basis of current delivery prices in the secondary mortgage market.
Acquired loans are recorded at fair value at the date of acquisition. The fair values of loans with evidence of credit deterioration (impaired loans) are recorded net of a nonaccretable difference and, if appropriate, an accretable yield. The difference between contractually required principal and interest payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference, which is included in the carrying amount of acquired loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior provisions, or a reclassification of the difference from nonaccretable to accretable with a positive impact on the accretion of interest income in future periods. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows. The expected cash flows method of income recognition is also used for other acquired loans in the NCB and MCB acquisitions where the loans were acquired at a discount attributable, at least in part, to credit quality.
Performing loans acquired in the FNB acquisition are accounted for using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. Such estimated credit losses are recorded as an acquisition fair value adjustment and are accreted as an adjustment to yield over the estimated lives of the loans. Effective October 1, 2009, as a result of the adoption of new accounting guidance, there is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition.
Loans covered under loss sharing agreements with the FDIC (Covered Loans) are reported in loans exclusive of the expected reimbursement from the FDIC as it is not contractually embedded in the loans and loss sharing is not transferable with the loans should a decision be made to dispose of them. Covered Loans are initially recorded at fair value at the acquisition date and are continually reviewed for collectability based on the expectation of cash flows on these loans. Prospective losses incurred on Covered Loans are eligible for partial reimbursement by the FDIC under loss sharing agreements. Subsequent decreases in the amount expected to be collected result in a provision for credit losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent significant increases in the amount expected to be collected result in the reversal of any previously recorded provision for credit losses and related allowance for loan and lease losses and adjustments to the FDIC receivable, or accretion of certain fair value amounts into interest income in future periods if no provision for credit losses had been recorded. Adjustments of the FDIC receivable are recorded over the lesser of the remaining life of applicable covered loans or the remaining term of loss sharing. Interest is accrued daily on the outstanding principal balances of non-impaired loans. Accretable discounts related to certain fair value adjustments are accreted into income over the estimated lives of the loans on a level yield basis.
Covered Loans which are more than 90 days past due with respect to contractual interest or principal, unless they are well secured and in the process of collection, and other covered loans on which full recovery of principal or interest is in doubt, are placed on nonaccrual status as to contractual interest.
In accordance with the loss sharing agreements with the FDIC, certain expenses relating to covered assets of external parties such as legal, property taxes, insurance, and the like may be partially reimbursed by the FDIC. Such qualifying future expenditures on covered assets will result in an increase to the FDIC receivable.

(e)	Allowance for Loan Losses
The allowance for loan losses is adjusted through provisions for loan losses charged or credited to operations. Loans are charged off against the allowance for loan losses when management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is determined through consideration of such factors as changes in the nature and volume of the portfolio, overall portfolio quality, delinquency trends, adequacy of collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrowers’ ability to pay.
To the best of management’s ability, all known and inherent losses that are both probable and reasonable to estimate have been recorded. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to adjust the allowance based on their judgment about information available to them at the time of their examination.

(f)	Real Estate Owned
Real estate acquired through foreclosure, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at the lower of cost or fair value, less disposal costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. While initial fair value is determined by independent third parties, management may subsequently reassess these valuations and apply additional discounts if necessary. When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized and charged to the allowance for loan losses. Subsequent write-downs are charged to a separate allowance for losses pertaining to real estate owned, established through provisions for estimated losses on real estate owned charged to operations. Based upon management’s evaluation of the real estate acquired through foreclosure, additional expense is recorded when necessary in an amount sufficient to reflect any estimated declines in fair value. Gains and losses recognized on the disposition of the properties are recorded in noninterest expense in the consolidated statements of income.
Other real estate acquired through foreclosure covered under loss sharing agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC. Subsequent decreases to the estimated recoverable value of covered other real estate result in a reduction of covered other real estate, and a charge to other expense, and an increase in the FDIC receivable for the estimated amount to be reimbursed, with a corresponding amount recorded in noninterest expense.
Costs of improvements to real estate are capitalized, while costs associated with holding the real estate are charged to operations.

(g)	Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets range from 20 to 39 years for buildings and improvements and 3 to 15 years for furniture, fixtures, and equipment.

(h)	Receivable from FDIC for Loss Sharing Agreements
Under loss sharing agreements with the FDIC, the Bank recorded a receivable from the FDIC equal to the reimbursable portion of the estimated losses in the covered loans and other real estate acquired. The receivable is measured separately from the covered assets acquired as it is not contractually embedded in the loans and not transferable with the loans should a decision be made to dispose of them. The receivable was recorded at the present value of the estimated cash flows using discount rates of approximately four percent for NCB, one and a half percent for MCB, and two percent for FNB at the date of the respective acquisition and will be reviewed and updated prospectively as loss estimates related to covered loans and other real estate acquired through foreclosure change. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss share reimbursements from the FDIC. Certain adjustments to the receivable are recorded over the lesser of the remaining life of applicable covered loans or the term of loss sharing. The Bank may also record adjustments/impairment to the receivable based on a collectablility analysis as it nears the end of the various loss sharing agreements with the FDIC. Most third party expenses on real estate and covered loans are covered under the loss sharing agreements and the cash flows from the reimbursable portion are included in the estimate of cash flows.

(i)	Mortgage Banking Activities
As a part of normal business operations, the Company originates residential mortgage loans that have been pre-approved by secondary investors. The terms of the loans are set by the secondary investors, and the purchase price that the investor will pay for the loan is agreed to prior to the commitment of the loan by the Company. Generally within three weeks after funding, the loans are transferred to the investor in accordance with the agreed-upon terms. The Company records gains from the sale of these loans on the settlement date of the sale equal to the difference between the proceeds received and the carrying amount of the loan. The gain generally represents the portion of the proceeds attributed to servicing release premiums received from the investors and the realization of origination fees received from borrowers which were deferred as part of the carrying amount of the loan. Between the initial funding of the loans by the Company and the subsequent reimbursement by the investors, the Company carries the loans on its balance sheet at the lower of cost or market. The fair value of the underlying commitment is not material to the consolidated financial statements.

Fees for servicing loans for investors are based on the outstanding principal balance of the loans serviced and are recognized as income when earned.

(j)	Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies by jurisdiction and entity in making this assessment. The Company allocates income taxes to the members of the consolidated tax return group based on their proportion of taxable income.

(k)	Comprehensive Income
Comprehensive income for the Company consists of net income for the period, unrealized holding gains and losses on investments, mortgage-backed securities, collateralized mortgage-backed securities, and collateralized mortgage obligations classified as available for sale, net of income taxes, and certain reclassification adjustments. For the periods ended September 30, 2013 and 2012 there were no items reclassified out of other comprehensive income with the exception of realized gains and other than temporary impairment on securities held for sale. Items reclassified out of comprehensive income are included within non-interest income on the Consolidated Statements of Income for all periods presented.

(l)	Goodwill and Other Intangible Assets
Intangible assets include costs in excess of net assets acquired and core deposit intangibles recorded in connection with the acquisitions of EBA Bancshares, Inc. and subsidiary, Eagle Bank of Alabama (collectively “EBA”), McIntosh Commercial Bank and The First National Bank of Florida. The core deposit intangible is being amortized over thirteen, five and six years, respectively.
The Company tests its goodwill for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the implied fair value of the goodwill is less than the goodwill’s carrying value. Impairment losses, if incurred, would be charged to operating expense. For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit. The Company performed a qualitative assessment and determined that it was not more likely than not that the fair value of the reporting unit was less than the carrying amount at September 30, 2013.

(m)	Acquisitions
Accounting principles generally accepted in the United States (US GAAP) requires that the acquisition method of accounting, formerly referred to as purchase method, be used for all business combinations and that an acquirer be identified for each business combination. Under US GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. US GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date.
The Company’s wholly-owned subsidiary acquired certain assets and liabilities of Neighborhood Community Bank (“NCB”) headquartered in Newnan, Georgia on June 26, 2009. The acquisition was completed with the assistance of the Federal Deposit Insurance Corporation (FDIC), which had been appointed Receiver of the entity by its state banking authority immediately prior to the Bank’s acquisition. The acquired assets and assumed liabilities of NCB were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of NCB. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values, adjusted for current market conditions. Management used quoted or current market prices to determine the fair value of investment securities, short-term borrowings and long-term obligations that were assumed from NCB. The carrying value of certain long-term assets acquired in the acquisition of NCB, primarily the estimated value of core deposits of approximately $1.1 million, were reduced to zero by the excess of fair value of net assets acquired over liabilities assumed in the acquisition.
The Company’s wholly-owned subsidiary acquired certain assets and liabilities of McIntosh Commercial Bank (“MCB”) headquartered in Carrollton, Georgia on March 26, 2010. The acquisition was completed with the assistance of the Federal Deposit Insurance Corporation (FDIC), which had been appointed Receiver of the entity by its state banking authority immediately prior to the Bank’s acquisition. The acquired assets and assumed liabilities of MCB were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of MCB. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, and estimated loss factors to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values, adjusted for current market conditions. Management used quoted or current market prices to determine the fair value of investment securities, short-term borrowings and long-term obligations that were assumed from MCB.
The Company’s wholly-owned subsidiary acquired certain assets and liabilities of The First National Bank of Florida (“FNB”) headquartered in Milton, Florida on September 9, 2011. The acquisition was completed with the assistance of the Federal Deposit Insurance Corporation (FDIC), which had been appointed Receiver of the entity by its state banking authority immediately prior to the Bank’s acquisition. The acquired assets and assumed liabilities of FNB were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of FNB. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values, adjusted for current market conditions. Management used quoted or current market prices to determine the fair value of investment securities acquired from FNB.

(n)	Stock-Based Compensation
The Company recognizes the estimated fair value of such equity instruments as expense as services are performed. The Company recognizes the total cost of the Company’s share based awards equal to the grant date fair value as expense on a straight line basis over the service periods of the awards.

(o)	Income Per Share
Basic net income per share is computed on the weighted average number of shares outstanding. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options, determined using the treasury stock method.

	Years Ended September 30,
	2013	2012	2011

Net income	$6,256,417	$4,978,692	$2,305,352
Denominator:
Weighted average common shares outstanding	20,629,531	19,501,312	19,799,405
Equivalent shares issuable upon vesting of restricted stock awards and dilutive shares	162,558	36,036	46,531
Diluted shares	20,792,089	19,537,348	19,845,936
Net income per share:
Basic	$0.30	$0.26	$0.12
Diluted	$0.30	$0.26	$0.12

__________________________________

(1)	Share and share amounts held by the public prior to April 8, 2013 have been restated to reflect the completion of the second-step conversion on April 8, 2013 using a conversion ratio of 1.2471.

(p)	Treasury Stock
Treasury stock is accounted for at cost. Prior to the completion of the second-step conversion on April 8, 2013, the Company included in treasury stock unvested shares of the Company's recognition and retention plan. The Company no longer recognizes these unvested shares as treasury stock and subsequent to the second-step conversion, has no treasury stock at September 30, 2013.

(q)	Employee Stock Ownership Plan (ESOP)
The Company has an internally-leveraged ESOP trust that covers substantially all of its employees. The Company’s common stock not yet allocated to participants is reflected as unearned compensation in stockholders’ equity. The Company records compensation expense associated with the ESOP based on the average market price (fair value) of the total Company shares committed to be released, and subsequently allocated to participants, during the year. The Company further records as compensation expense any dividends declared on unallocated Company shares in the ESOP trust. Earnings per share computations include any allocated shares in the ESOP trust.

(r)	Bank Owned Life Insurance
The Company owns life insurance policies to provide for the payment of death benefits related to existing deferred compensation and supplemental income plans maintained for the benefit of certain executives and directors of the Company. The total cash surrender value amounts of such policies at September 30, 2013 and 2012 was $39,825,881 and $33,831,920, respectively. The Company recorded, as income, increases to the cash surrender value of $993,961, $1,057,397, and $1,096,510, for the three years ended September 30, 2013, 2012, and 2011, respectively.

(s)	Recent Accounting Pronouncements
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

Note 2: Goodwill and Other Intangible Assets
Goodwill and other intangible assets include cost in excess of net assets acquired and core deposit intangibles recorded in connection with certain acquisitions. Management tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The core deposit intangibles are being amortized over the average remaining life of the acquired customer deposits, ranging from five to thirteen years. The Company recorded amortization expense related to the core deposit intangible of $476,423, $547,153, and $237,437 for the years ended September 30, 2013, 2012, and 2011, respectively.

At September 30, 2013 and 2012, intangible assets are summarized as follows:

	September 30,
	2013	2012

Goodwill	$4,325,282	$4,325,282

Core deposit intangible	$3,369,449	$3,369,449
Less accumulated amortization	2,565,563	2,089,140
Other intangible assets, net of amortization	$803,886	$1,280,309
Amortization expense for the core deposit intangible for the next five years as of September 30, 2013 is as follows:

Year Ending September 30,
2014	$391,566
2015	266,181
2016	121,531
2017	24,608
2018	—
$803,886

Note 3: Federally Assisted Acquisitions
Neighborhood Community Bank
On June 26, 2009, the Bank purchased substantially all of the assets and assumed substantially all the liabilities of Neighborhood Community Bank (“NCB”) from the FDIC, as Receiver of NCB. NCB operated four commercial banking branches primarily within the Newnan, Georgia area. The FDIC took NCB under receivership upon its closure by the Georgia Department of Banking and Finance. The Bank’s bid to purchase NCB included the purchase of substantially all NCB’s assets at a discount of $26,900,000 in exchange for assuming certain NCB deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by the Bank. The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses on covered assets incurred up to $82,000,000, and 95 percent of net losses exceeding $82,000,000. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Bank recorded a receivable of $49,991,245 at the time of acquisition. As of September 30, 2013, the Bank has submitted $82,448,296, in cumulative net losses to the FDIC under the loss-sharing agreements of which $66,025,881 is reimbursable.
McIntosh Commercial Bank
On March 26, 2010, the Bank purchased substantially all of the assets and assumed substantially all the liabilities of McIntosh Commercial Bank (“MCB”) from the FDIC, as Receiver of MCB. MCB operated four commercial banking branches and was headquartered in Carrollton, Georgia. The FDIC took MCB under receivership upon its closure by the Georgia Department of Banking and Finance. The Bank’s bid to purchase MCB included the purchase of substantially all MCB’s assets at a discount of $53,000,000 in exchange for assuming certain MCB deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by the Bank. The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses on covered assets incurred up to $106,000,000, and 95 percent of net losses exceeding $106,000,000. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Bank recorded a receivable of $108,252,007 at the time of acquisition. As of September 30, 2013, the Bank has submitted $133,737,333 in net cumulative losses to the FDIC under the loss-sharing agreements of which $111,150,466 is reimbursable.

The First National Bank of Florida
On September 9, 2011, the Bank purchased substantially all of the assets and assumed substantially all the liabilities of The First National Bank of Florida (“FNB”) from the FDIC, as Receiver of FNB. FNB operated eight commercial banking branches and was headquartered in Milton, Florida. The FDIC took FNB under receivership upon its closure by the Office of the Comptroller of the Currency. The Bank’s bid to purchase FNB included the purchase of substantially all FNB’s assets at a discount of $28,000,000 in exchange for assuming all FNB deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by the Bank. The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses on covered assets. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Bank recorded a receivable of $51,555,999 at the time of acquisition. As of September 30, 2013, the Bank has submitted $52,116,664 in net cumulative losses to the FDIC under the loss-sharing agreements of which $41,693,331 is reimbursable.
The loss share agreements include a true-up payment in the event FNB’s losses do not reach the FDIC’s total intrinsic loss estimate, as defined in the loss sharing agreement, of $59,483,125. On September 9, 2021, the true-up measurement date, CharterBank is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of the following calculation: A-(B+C+D), where (A) equals 20 percent of the Total Intrinsic Loss Estimate, or $11,896,625; (B) equals 20 percent of the Net Loss Amount; (C) equals 25 percent of the asset (discount) bid, or ($7,000,000); and (D) equals 3.5 percent of total Shared Loss Assets at Bank Closing or $7,380,467. Current loss estimates indicate that no true-up payment will be paid to the FDIC. The FDIC-assisted acquisitions of Neighborhood Community Bank (NCB”) and McIntosh Commercial Bank (“MCB”) are not subject to true-up payments.

Note 4: Securities Available for Sale
Securities available for sale are summarized as follows:

	September 30, 2013
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$14,897,685	$16,733	$(826)	$14,913,592
U.S. government sponsored entities	5,025,898	4,145	—	5,030,043
Mortgage-backed securities:
FNMA certificates	118,466,995	526,825	(2,692,511)	116,301,309
GNMA certificates	1,727,789	117,828	—	1,845,617
FHLMC certificates	53,419,411	330,921	(584,915)	53,165,417
Collateralized mortgage-backed securities:
FNMA	7,189,766	66,719	—	7,256,485
Collateralized mortgage obligations:
FNMA	2,207,643	66,727	—	2,274,370
FHLMC	372,444	35,410	—	407,854
Private-label mortgage securities:
Investment grade	2,010,627	29,388	(90,020)	1,949,995
Split Rating (1)	1,292,942	—	(54,434)	1,238,508
Non-investment grade	11,294,468	—	(559,251)	10,735,217
Total	$217,905,668	$1,194,696	$(3,981,957)	$215,118,407
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated air value
Other investment securities:
Tax-free municipals	$11,555,068	$25,004	$(1,571)	$11,578,501
U.S. government sponsored entities	16,519,624	107,431	—	16,627,055
Mortgage-backed securities:
FNMA certificates	84,836,714	1,748,088	—	86,584,802
GNMA certificates	4,568,181	377,231	—	4,945,412
FHLMC certificates	45,178,602	1,065,844	—	46,244,446
Collateralized mortgage obligations:
FNMA	7,712,770	314,386	—	8,027,156
GNMA	499,503	3,960	(152)	503,311
FHLMC	533,379	46,710	—	580,089
Private-label mortgage securities:
Investment grade	2,480,412	32,214	(155,882)	2,356,744
Split Rating (1)	6,922,884	—	(676,581)	6,246,303
Non-investment grade	8,264,044	—	(2,578,530)	5,685,514
Total	$189,071,181	$3,720,868	$(3,412,716)	$189,379,333
 __________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.
Proceeds from called or matured securities available for sale during the years ended September 30, 2013, 2012 and 2011 were $13,531,500, $6,789,350, and $3,574,950, respectively. Proceeds from sales of securities available for sale during years ended September 30, 2013, 2012, and 2011 were $21,057,155, $41,638,363, and $41,338,234, respectively. Gross realized gains on the sale of these securities were $252,483, $950,511, and $774,277, for the years ended September 30, 2013, 2012 and 2011, respectively and gross realized losses were $2,966 and $10,745, for the years ended September 30, 2013 and 2012, respectively. There were no realized losses in 2011.
The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Less than 1 year	$5,025,898	$5,030,043
1-5 years	2,172,635	2,173,115
Greater than 5 years	12,725,051	12,740,477
Mortgage-backed securities	197,982,084	195,174,772
	$217,905,668	$215,118,407
The Company’s investment in FHLB stock was $3,940,300 and $5,318,200 at September 30, 2013 and 2012, respectively. The investment in FHLB stock is carried at cost because it is considered a restricted stock investment with no readily determinable market value. As of September 30, 2013, the investment in FHLB stock represented approximately 0.36% of total assets and the amortized cost and fair value of this investment are equal. In determining the carrying amount of the FHLB stock, the Company evaluated the ultimate recoverability of the par value. The Company has reviewed the assessments by rating agencies, which have concluded that debt ratings are likely to remain unchanged and the FHLB has the ability to absorb economic losses, given the expectation that the various FHLB Banks have a very high degree of government support.
Furthermore, the Company currently has sufficient liquidity or has access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount. For the reasons above, the Company concluded that the investment in FHLB stock is not other than temporarily impaired as of September 30, 2013 and ultimate recoverability of the par value of this investment is probable.

Securities available for sale with an aggregate carrying amount of $149,225,974 and $127,617,291 at September 30, 2013 and 2012, respectively, were pledged to secure FHLB advances.
Securities available for sale in a continuous unrealized loss position for less than 12 months at September 30, 2013 are as follows:

	September 30, 2013
	Amortized cost	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$722,803	$(51)	$722,752
Mortgage-backed securities:
FHLMC certificates	21,328,101	(584,915)	20,743,186
FNMA certificates	92,575,581	(2,692,511)	89,883,070
Collateralized mortgage obligations:
Private-label mortgage securities	3,764,878	(147,843)	3,617,035
	$118,391,363	$(3,425,320)	$114,966,043
There were no securities available for sale in a continuous unrealized loss position for less than 12 months at September 30, 2012.
Securities available for sale that have been in a continuous unrealized loss position for greater than 12 months at September 30, 2013 and 2012 are as follows:

	September 30, 2013
	Amortized cost	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$253,404	(775)	252,629
Collateralized mortgage obligations:
Private-label mortgage securities	9,971,596	(555,862)	9,415,734
	$10,225,000	$(556,637)	$9,668,363

	September 30, 2012
	Amortized cost	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$262,550	(1,571)	260,979
Collateralized mortgage obligations:
GNMA	133,587	(152)	133,435
Private-label mortgage securities	16,485,944	(3,410,993)	13,074,951
	$16,882,081	$(3,412,716)	$13,469,365
At September 30, 2013, the Company had approximately $0.7 million of gross unrealized losses on private-label mortgage securities with aggregate amortized cost of approximately $13.7 million. During the year ended September 30, 2013, there were no other than temporary impairment charges recorded. Other than previously stated, the Company is projecting that it will receive essentially all contractual cash flows so there is no break in yield or additional other than temporary impairment. The remaining decline in fair value of the mortgage securities resulted from illiquidity and other concerns in the market place. The increase in the fair value of the remaining mortgage securities primarily resulted from increased liquidity and an overall improvement in the market for these securities.
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
The following table summarizes the changes in the amount of credit losses on the Company’s investment securities recognized in earnings for the years ended September 30, 2013, 2012 and 2011:

	Years Ended September 30,
	2013	2012	2011
Beginning balance of credit losses previously recognized in earnings	$380,446	$4,822,916	$2,526,674
Amount related to credit losses for securities for which an other-than-temporary impairment was not previously recognized in earnings	—	—	—
Amount related to credit losses for securities for which an other-than-temporary impairment was recognized in earnings	—	273,259	2,296,242
Reduction due to credit impaired securities sold or fully settled	—	(4,715,729)	—
Ending balance of cumulative credit losses recognized in earnings	$380,446	$380,446	$4,822,916

The following table shows issuer-specific information, including current par value, book value, fair value, credit rating and unrealized gain (loss) for the Company’s portfolio of private-label mortgage obligations as of September 30, 2013.

Cusip	Description	Credit Rating (1)			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Amortized Cost	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch	(dollars in thousands)
Investment Grade
36228FQF6	GSR 2003-4F 1A2	n/a	AA+	A	$—	$269	$269	$282	$13
55265KL80	MASTR 2003-8 4A1	n/a	A+	AAA	—	596	593	609	16
86359BVF5	SARM 2004-6 3A3	n/a	A+	n/a	—	1,149	1,149	1,059	(90)
	Total				$—	$2,014	$2,011	$1,950	$(61)
Split Rating
17307GDL9	CMLTI 2004-HYB1 A31	B1	n/a	BBB	$—	$1,293	$1,293	$1,239	$(54)
	Total				$—	$1,293	$1,293	$1,239	$(54)
Non-Investment Grade
576433UQ7	MARM 2004-13 B1	NR	CCC	n/a	$380	$4,514	$4,133	$3,830	$(303)
576433VN3	MARM 2004-15 4A1	B3	n/a	CCC	—	2,472	2,472	2,379	(93)
576433QD1	MARM 2004-7 5A1	Ba3	BB	n/a	—	4,689	4,689	4,526	(163)
	Total				$380	$11,675	$11,294	$10,735	$(559)
	Grand Total				$380	$14,982	$14,598	$13,924	$(674)
  __________________________________

(1)	Credit ratings are current as of September 30, 2013.
While the underlying credit and cash flow characteristics of the private-label securities improved during the year ended September 30, 2013, there were minor downgrades in all three non-investment grade securities, two of which occurred in October 2012.

Note 5: Loans Receivable
Loans receivable are summarized as follows:

	September 30, 2013	September 30, 2012
Loans not covered by loss sharing agreements:
1-4 family residential real estate	$124,571,147	$105,514,544
Commercial real estate	269,609,005	251,379,010
Commercial	23,773,942	16,596,833
Real estate construction	44,653,355	45,369,190
Consumer and other	17,544,816	18,107,198
Loans receivable, net of undisbursed proceeds of loans in process	480,152,265	436,966,775
Less:
Unamortized loan origination fees, net	1,100,666	1,101,481
Allowance for loan losses	8,188,896	8,189,895
Total loans not covered, net	$470,862,703	$427,675,399
The carrying amount of covered loans at September 30, 2013 and 2012 consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following tables.

	September 30, 2013
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$4,316,008	$6,285,647	$10,601,655
Commercial real estate	46,170,021	61,572,581	107,742,602
Commercial	2,844,456	4,039,892	6,884,348
Real estate construction	—	—	—
Consumer and other	500,382	2,894,282	3,394,664
Loans receivable, gross	53,830,867	74,792,402	128,623,269
Less:
Nonaccretable difference	7,757,070	3,076,192	10,833,262
Allowance for covered loan losses	705,446	3,218,832	3,924,278
Accretable discount	3,508,430	1,164,941	4,673,371
Discount on acquired performing loans	—	177,858	177,858
Unamortized loan origination fees, net	—	22,910	22,910
Total loans covered, net	$41,859,921	$67,131,669	$108,991,590

	September 30, 2012
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$5,619,110	$9,421,190	$15,040,300
Commercial real estate	71,806,980	88,353,272	160,160,252
Commercial	12,081,845	13,885,559	25,967,404
Real estate construction	1,321,752	559,675	1,881,427
Consumer and other	708,832	5,458,309	6,167,141
Loans receivable, gross	91,538,519	117,678,005	209,216,524
Less:
Nonaccretable difference	14,285,220	5,096,952	19,382,172
Allowance for covered loan losses	1,793,943	8,546,872	10,340,815
Accretable discount	9,869,297	3,055,050	12,924,347
Discount on acquired performing loans	—	308,728	308,728
Unamortized loan origination fees, net	—	32,146	32,146
Total loans covered, net	$65,590,059	$100,638,257	$166,228,316
The following table documents changes in the accretable discount on acquired loans during the years ended September 30, 2013 and 2012:

	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Balance, September 30, 2011	$16,893,100	$4,705,432	$21,598,532
Loan accretion	(7,023,803)	(1,650,382)	(8,674,185)
Balance, September 30, 2012	9,869,297	3,055,050	12,924,347
Loan accretion	(6,834,946)	(1,957,057)	(8,792,003)
Transfer from nonaccretable difference	474,079	66,948	541,027
Balance, September 30, 2013	$3,508,430	$1,164,941	$4,673,371
The following is a summary of transactions during the years ended September 30, 2013, 2012 and 2011 in the allowance for loan losses on loans covered by loss sharing:

	September 30,
	2013	2012	2011
Balance, beginning of year	$10,340,815	$6,892,425	$15,553,536
Loans charged-off (gross)	(7,396,953)	(6,700,215)	(16,103,611)
Recoveries on loans previously charged-off	147,529	744,850	1,442,500
Provision for loan losses charged to FDIC receivable	743,443	8,202,159	4,800,000
Provision for loan losses charged to operations	89,444	1,201,596	1,200,000
Balance, end of year	$3,924,278	$10,340,815	$6,892,425
The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate owned during the years ended September 30, 2013, 2012 and 2011:

	September 30,
	2013	2012	2011
Balance, beginning of year	$35,135,533	$96,777,791	$89,824,798
Fair value of FDIC receivable for loss sharing agreements at acquisition	—	—	51,555,999
Payments made to (received from) FDIC	(480,550)	(80,528,485)	(53,615,832)
Accretion of fair value adjustment	675,696	1,461,779	1,035,125
Impairment	(642,461)	—	—
Recovery of previous loss reimbursements	(12,847,769)	(3,252,736)	(3,617,003)
Reduction in previous loss estimates	(3,426,783)	—	—
Provision for estimated losses on covered assets recognized in noninterest expense	7,691,463	15,976,659	4,800,000
External expenses qualifying under loss sharing agreements	3,836,733	4,700,525	6,794,704
Balance, end of year	$29,941,862	$35,135,533	$96,777,791
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
Commercial real estate loans are generally made by the Company to Georgia, Alabama or Florida panhandle entities and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and generally requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2013, approximately 31.9% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.
The Company makes construction and land development loans primarily for the construction of one- to four-family residences but also for multi-family and nonresidential real estate projects on a select basis. The Company offers construction loans to builders including both speculative (unsold) and pre-sold loans to pre-approved local builders. The number of speculative loans that management will extend to a builder at one time depends upon the financial strength and credit history of the builder. The Company’s construction loan program is expected to remain a modest portion of the loan volume and management generally limits the number of outstanding loans on unsold homes under construction within a specific area.
The Company also originates first and second mortgage loans secured by one- to four-family residential properties within Georgia, Alabama and the Florida panhandle. Management currently originates mortgages at all branch locations, but utilizes a centralized processing location to reduce the underwriting risk. The Company originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate 30 year conforming loans are generally originated for resale into the secondary market on a servicing-released basis and loans that are non-conforming due to property exceptions and that have adjustable rates are generally retained in the Company’s portfolio. The non-conforming loans originated are not considered to be subprime loans and the amount of subprime and low documentation loans held by the Company is not material.
The Company originates consumer loans that consist of loans on deposits, second mortgage loans, home equity lines of credit, auto loans and various other installment loans. The Company primarily offers consumer loans (excluding second mortgage loans and home equity lines of credit) as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. The Company’s consumer lending generally follows accepted industry standards for non subprime lending, including credit scores and debt to income ratios. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement. At September 30, 2013, the Company had $12.7 million of home equity lines of credit and second mortgage loans not covered by FDIC loss sharing agreements (“loss sharing”).
The Company’s commercial business loans are generally limited to terms of five years or less. Management typically collateralizes these loans with a lien on commercial real estate or, much less frequently, with a lien on business assets and equipment. Management also generally requires the personal guarantee of the business owner. Interest rates on commercial business loans are generally higher than interest rates on residential or commercial real estate loans due to the risk inherent in this type of loan. Commercial business loans are generally considered to have more risk than residential mortgage loans or commercial real estate loans because the collateral may be in the form of intangible assets and/or readily depreciable inventory. Commercial business loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater supervision efforts by management compared to residential mortgage or commercial real estate lending.
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
Nonaccrual and Past Due Loans. Nonaccrual loans not covered by loss sharing, segregated by class of loans were as follows:

	September 30,
	2013	2012
1-4 family residential real estate	$1,507,760	$2,038,340
Commercial real estate	1,120,938	771,711
Commercial	161,036	191,499
Real estate construction	—	—
Consumer and other	84,208	42,363
Total	$2,873,942	$3,043,913
An age analysis of past due loans not covered by loss sharing, segregated by class of loans at September 30, 2013 and 2012 were as follows:
September 30, 2013

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days Accruing
1-4 family residential real estate	$1,116,477	$47,283	$1,163,760	$123,407,387	$124,571,147	$47,283
Commercial real estate	524,803	836,510	1,361,313	268,247,692	269,609,005	—
Commercial	113,019	—	113,019	23,660,923	23,773,942	—
Real estate construction	37,312	—	37,312	44,616,043	44,653,355	—
Consumer and other	144,990	—	144,990	17,399,826	17,544,816	—
	$1,936,601	$883,793	$2,820,394	$477,331,871	$480,152,265	$47,283

September 30, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days Accruing
1-4 family residential real estate	$1,460,017	$621,257	$2,081,274	$103,433,270	$105,514,544	$401,726
Commercial real estate	1,459,472	—	1,459,472	249,919,538	251,379,010	—
Commercial	145,001	—	145,001	16,451,832	16,596,833	—
Real estate construction	—	—	—	45,369,190	45,369,190	—
Consumer and other	125,054	—	125,054	17,982,144	18,107,198	—
	$3,189,544	$621,257	$3,810,801	$433,155,974	$436,966,775	$401,726
An age analysis of past due loans covered by loss sharing, segregated by class of loans at September 30, 2013 and 2012 were as follows:
September 30, 2013

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans (1)	Loans > 90 Days Accruing (2)
1-4 family residential real estate	$414,577	$937,974	$1,352,551	$7,991,686	$9,344,237	$937,974
Commercial real estate	2,948,186	6,926,620	9,874,806	87,261,044	97,135,850	6,926,620
Commercial	534,363	611,305	1,145,668	3,950,836	5,096,504	611,305
Real estate construction	—	—	—	—	—	—
Consumer and other	2,901	97,747	100,648	2,188,490	2,289,138	97,747
	$3,900,027	$8,573,646	$12,473,673	$101,392,056	$113,865,729	$8,573,646
 ______________________________

(1)	Covered loan balances are net of nonaccretable differences and allowance for covered loan losses and have not been reduced by $4,851,229 of accretable discounts.

(2)	Covered loans contractually past due greater than ninety days are reported as accruing loans because of accretable discounts established at the time of acquisition.
September 30, 2012

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans (1)	Loans > 90 Days and Accruing (2)
1-4 family residential real estate	$734,789	$834,569	$1,569,358	$11,460,232	$13,029,590	$834,570
Commercial real estate	6,546,132	20,588,187	27,134,319	115,540,726	142,675,045	20,588,187
Commercial	917,019	2,984,197	3,901,216	13,723,435	17,624,651	2,984,197
Real estate construction	—	—	—	1,343,072	1,343,072	—
Consumer and other	55,441	391,755	447,196	4,373,983	4,821,179	391,754
	$8,253,381	$24,798,708	$33,052,089	$146,441,448	$179,493,537	$24,798,708
  ______________________________

(1)	Covered loan balances are net of nonaccretable differences and allowance for covered loan losses and have not been reduced by $13,233,075 of accretable discounts.

(2)	Covered loans contractually past due greater than ninety days are reported as accruing loans because of accretable discounts established at the time of acquisition.
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

Impaired loans not covered by loss sharing, segregated by class of loans were as follows:
September 30, 2013

				Year Ended September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$1,614,765	$1,931,968	$—	$1,699,236	$5,901
Commercial real estate	11,863,525	14,090,218	—	13,561,174	583,465
Commercial	1,661,036	1,681,641	—	2,299,878	74,935
Real estate construction	—	—	—	—	—
Grand Total	$15,139,326	$17,703,827	$—	$17,560,288	$664,301
There were no recorded allowances for impaired loans not covered by loss sharing at September 30, 2013. The recorded investment in accruing troubled debt restructured loans at September 30, 2013 totaled $12,302,311 and is included in the impaired loan table above.
September 30, 2012

				Year Ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$2,500,824	$2,982,895	$—	$2,867,188	$31,122
Commercial real estate	12,469,240	14,063,513	—	13,689,972	568,615
Commercial	2,847,862	2,860,935	—	2,908,659	95,676
Real estate construction	5,925	34,844	—	32,735	296
Grand Total	$17,823,851	$19,942,187	$—	$19,498,554	$695,709
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
The Company utilizes a risk grading to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 8. The risk grade for each individual loan is determined by the loan officer and other approving officers at the time of loan origination and is changed from time to time to reflect an ongoing assessment of loan risk. Risk grades are reviewed on specific loans monthly for all delinquent loans as a part of monthly meetings held by the Loan Committee, quarterly for all nonaccrual and special reserve loans, and annually as part of the Company’s internal loan review process. In addition, individual loan risk grades are reviewed in connection with all renewals, extensions and modifications. Risk grades for covered loans are determined by officers within the Special Assets Division based on an ongoing assessment of loan risk. Such risk grades are updated in a manner consistent with non-covered loans, except the grading of such loans are assessed quarterly, as applicable, relating to revised estimates of expected cash flows. A description of the general characteristics of the 8 risk grade factors is as follows:
Grade 1: Virtual Absence of Credit Risk (Pass 1) – Loans graded 1 are substantially risk-free or have limited risk. They are characterized by loans to borrowers with unquestionable financial strength and a long history of solid earnings performance. Loans to borrowers collateralized by cash or equivalent liquidity may be included here. Loans secured, by readily marketable collateral may also be graded 1 provided the relationship meets all other characteristics of the grade.

Grade 2: Minimal Credit Risk (Pass 2) – Loans graded 2 represent above average borrowing relationships, generally with local borrowers. Such loans will have clear, demonstrative sources of repayment, financially sound guarantors, and adequate collateral.
Grade 3: Less Than Average Credit Risk (Pass 3) – Loans graded 3 are of average credit quality, are properly structured and documented and require only normal supervision. Financial data is current and document adequate revenue, cash flow, and satisfactory payment history to indicate that financial condition is satisfactory. Unsecured loans are normally for a specific purpose and short term. Secured loans have properly margined collateral. Repayment terms are realistic, clearly defined and based upon a primary, identifiable source of repayment. All grade 3 loans meet the Company’s lending guidelines.
Grade 4: Acceptable With Average Risk (Pass 4) – Loans graded 4 represent loans where a borrower’s character, capacity, credit or collateral may be a concern. Grade 4 loans will be performing credits and will not necessarily represent weakness unless that area of weakness remains unresolved. Loans most commonly graded 4 will likely include loans with technical exceptions, loans outside of policy parameters without justification for exception and loans with collateral imperfections. Loans in this category, while acceptable, generally warrant close monitoring. Resolution of questionable areas will generally result in an upgrade or downgrade.
Grade 5: Special Mention – (Greater Than Normal Credit Risk) – Loans graded 5 have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the bank’s credit position at a future date. Grade 5 loans should include loans where repayment is highly probable, but timeliness of repayment is uncertain due to unfavorable developments. Special Mention assets are not adversely classified and do not expose the bank to sufficient risk to warrant adverse classification. Assets that could be included in this category include loans that have developed credit weaknesses since origination as well as those that were originated with such weaknesses. Special Mention is not to be used to identify an asset that has as its sole weakness credit data exceptions or collateral documentation exceptions that are not material to the timely repayment of the asset.
Grade 6: Substandard – (Excessive Credit Risk) – Grade 6 loans are inadequately protected by current sound worth and paying capacity of the borrower or of collateral pledged. Substandard assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans in this category are characterized by the distinct probability that the bank will sustain some loss if the deficiencies are not corrected.
Grade 7: Doubtful – (Potential Loss) – Loans graded 7 possess all of the characteristics of Substandard loans with the addition that full collection is improbable on the basis of existing facts, values, and conditions. Possibility of loss is high; however, due to important and reasonably specific pending factors that may work to the loans’ advantage, a precise indication of estimated loss is deferred until a more exact status can be determined. The Doubtful classification is not to be used to defer the full recognition of an expected loss.
Grade 8: Loss – That portion of an asset classified Loss is considered uncollectible and of such little value that its continuance as an asset, without establishment of a specific valuation allowance or charge-off is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off an essentially worthless asset (or portion) even though partial recovery may be affected in the future. An asset may be subject to a split classification whereby two or more portions of the same asset are given separate classifications.
The following table presents the risk grades of the loan portfolio not covered by loss sharing, segregated by class of loans:
September 30, 2013

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$117,274,336	$245,346,763	$20,708,908	$44,628,569	$16,756,882	$444,715,458
Special Mention (5)	2,438,309	2,094,817	996,970	—	471,186	6,001,282
Substandard (6)	4,858,502	22,167,425	2,068,064	24,786	315,848	29,434,625
Doubtful (7)	—	—	—	—	900	900
Loss (8)	—	—	—	—	—	—
Total not covered loans	$124,571,147	$269,609,005	$23,773,942	$44,653,355	$17,544,816	$480,152,265

September 30, 2012

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$97,045,428	$217,582,908	$13,252,993	$44,075,754	$17,357,541	$389,314,624
Special Mention (5)	3,525,488	11,396,970	93,033	286,505	559,982	15,861,978
Substandard (6)	4,943,628	22,399,132	3,250,807	1,006,931	189,675	31,790,173
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total not covered loans	$105,514,544	$251,379,010	$16,596,833	$45,369,190	$18,107,198	$436,966,775

The following tables present the risk grades, ignoring grade enhancement provided by the FDIC loss sharing, of the loan portfolio covered by loss sharing agreements, segregated by class of loans at September 30, 2013 and 2012. Numerical risk ratings 5-8 constitute classified assets for regulatory reporting; however, regulatory authorities consider the FDIC loss sharing percentage of either 80% or 95%, as applicable, as a reduction of the regulatory classified balance for covered loans.
September 30, 2013

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total (1)
Numerical risk rating (1-4)	$5,318,294	$45,762,355	$2,988,721	$—	$1,658,075	$55,727,445
Numerical risk rating (5)	1,094,186	20,231,874	454,554	—	440,058	22,220,672
Numerical risk rating (6)	2,925,433	29,491,113	1,058,143	—	190,171	33,664,860
Numerical risk rating (7)	6,324	1,650,508	595,086	—	834	2,252,752
Numerical risk rating (8)	—	—	—	—	—	—
Total covered loans (1)	$9,344,237	$97,135,850	$5,096,504	$—	$2,289,138	$113,865,729
  ______________________________

(1)	Covered loan balances are net of nonaccretable differences and allowances for covered loan losses and have not been reduced by $4,851,229 of accretable discounts.
September 30, 2012

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total (1)
Numerical risk rating (1-4)	$7,153,464	$56,448,239	$6,912,992	$—	$4,011,268	$74,525,963
Numerical risk rating (5)	2,223,780	27,564,628	4,040,798	1,343,072	224,720	35,396,998
Numerical risk rating (6)	3,217,548	54,282,789	5,127,288	—	581,495	63,209,120
Numerical risk rating (7)	434,798	4,379,389	1,543,573	—	3,696	6,361,456
Numerical risk rating (8)	—	—	—	—	—	—
Total covered loans (1)	$13,029,590	$142,675,045	$17,624,651	$1,343,072	$4,821,179	$179,493,537
  ______________________________

(1)	Covered loan balances are net of nonaccretable differences and allowances for covered loan losses and have not been reduced by $13,233,075 of accretable discounts.
With respect to classified assets covered by loss sharing agreements, numerical risk ratings 5-8, for regulatory reporting purposes are done under FDIC guidance reporting the bank’s non-reimbursable amount of the book balance of the loan as classified. The remaining reimbursable portion is classified as pass, numerical risk ratings 1-4.
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
The allowances for loans by credit grade are further subdivided by loan type. Charter Financial has developed specific quantitative allowance factors to apply to each loan which considers loan charge-off experience over the most recent two years by loan type. In addition, loss estimates are applied for certain qualitative allowance factors that are subjective in nature and require considerable judgment on the part of management. Such qualitative factors include economic and business conditions, the volume of past due loans, changes in the value of collateral of collateral-dependent loans, and other economic uncertainties. An unallocated component of the allowance is also established for losses that exist in the remainder of the portfolio, but have yet to be identified.
An unallocated allowance is generally maintained in a range of 4% to 12% of the total allowance in recognition of the imprecision of the estimates and other factors. In times of greater economic downturn and uncertainty, the higher end of this range is provided.
Through the FDIC-assisted acquisitions of the loans of NCB, MCB and FNB, management established nonaccretable discounts for the acquired impaired loans and also for all other loans of MCB. These nonaccretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, management continues to assess the experience of actual cash flows compared to estimates. When management determines that nonaccretable discounts are insufficient to cover expected losses in the applicable covered loan portfolios, the allowance for covered loans is increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on loss sharing indemnification.
The Company maintained its allowance for loan losses for the years ended September 30, 2013 and 2012 in response to continued weak economic conditions, net charge-offs, financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. The following table details the allowance for loan losses on loans not covered by loss sharing by portfolio segment as of September 30, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

The following tables are a summary of transactions in the allowance for loan losses on loans not covered by loss sharing by portfolio segment:

	Year ended September 30, 2013
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of year	$879,854	$5,480,132	$711,594	$287,129	$79,627	$751,559	$8,189,895
Charge-offs	(224,676)	(1,121,815)	(164,923)	—	(89,957)	—	(1,601,371)
Recoveries	58,784	92,769	39,600	6,875	2,344	—	200,372
Provision (credit)	148,081	995,271	(130,438)	93,298	132,703	161,085	1,400,000
Balance at end of period	$862,043	$5,446,357	$455,833	$387,302	$124,717	$912,644	$8,188,896
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance	$124,571,147	$269,609,005	$23,773,942	$44,653,355	$17,544,816		$480,152,265
Ending balance: individually evaluated for impairment	$1,614,765	$11,863,525	$1,661,036	$—	$—		$15,139,326

	Year ended September 30, 2012
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of year	$633,364	$5,972,310	$821,830	$1,065,512	$48,276	$828,545	$9,369,837
Charge-offs	(1,180,899)	(2,824,917)	(408,314)	(28,919)	(87,735)	—	(4,530,784)
Recoveries	3,881	359	41,473	—	5,129	—	50,842
Provision (credit)	1,423,508	2,332,380	256,605	(749,464)	113,957	(76,986)	3,300,000
Balance at end of period	$879,854	$5,480,132	$711,594	$287,129	$79,627	$751,559	$8,189,895
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance	$105,514,544	$251,379,010	$16,596,833	$45,369,190	$18,107,198		$436,966,775
Ending balance: individually evaluated for impairment	$2,500,824	$12,469,240	$2,847,862	$5,925	$—		$17,823,851

	Year Ended September 30, 2011
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of year	$1,023,078	$6,103,391	$623,479	$1,236,169	$79,149	$731,829	$9,797,095
Charge-offs	(600,210)	(957,064)	(517,435)	(21,822)	(151,992)	—	(2,248,523)
Recoveries	63,310	—	36,756	159	21,040	—	121,265
Provision (credit)	147,186	825,983	679,030	(148,994)	100,079	96,716	1,700,000
Balance at end of period	$633,364	$5,972,310	$821,830	$1,065,512	$48,276	$828,545	$9,369,837
Ending balance: individually evaluated for impairment	$—	$1,162,795	$66,818	$—	$—		$1,229,613
Loans:
Ending balance	$98,844,828	$252,037,202	$17,612,661	$41,726,520	$20,137,875		$430,359,086
Ending balance: individually evaluated for impairment	$5,854,706	$10,226,833	$2,490,107	$1,577,590	$—		$20,149,236

The following tables detail the nonaccretable discount and allowance for loan losses on loans covered by loss sharing by portfolio segment.

	Year Ended September 30, 2013
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Nonaccretable differences: (1)
Balance at beginning of year	$2,010,709	$17,485,206	$8,342,754	$538,355	$1,345,963	$29,722,987
Charge-offs	(745,066)	(7,892,019)	(3,495,072)	(108,484)	(313,116)	(12,553,757)
Recoveries	12,491	579,021	129,368	1,000	1,353	723,233
Reduction in previous loss estimates credited to FDIC receivable	—	(22,951)	(3,006,250)	(345,126)	(52,456)	(3,426,783)
Provision for loan losses charged to FDIC receivable	18,424	493,706	99,108	—	132,205	743,443
(Credit) provision for loan losses charged to operations	(39,139)	(35,003)	168,342	536	(5,292)	89,444
Transfer to accretable discount	—	(1,208)	(450,406)	(86,281)	(3,132)	(541,027)
Ending balance	$1,257,419	$10,606,752	$1,787,844	$—	$1,105,525	$14,757,540
Covered loans:
Ending contractual balance	$10,601,655	$107,742,602	$6,884,348	$—	$3,394,664	$128,623,269
  ______________________________

(1)	Amounts include the allowance for covered loan losses.

	Year Ended September 30, 2012
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Nonaccretable differences: (1)
Balance at beginning of year	$3,429,923	$61,165,928	$7,706,431	$2,970,506	$764,924	$76,037,712
Charge-offs	(1,515,979)	(49,170,125)	(6,664,343)	(2,533,954)	(390,044)	(60,274,445)
Recoveries	7,665	394,841	4,150,489	—	2,970	4,555,965
Provision for loan losses charged to FDIC receivable	85,717	4,165,963	2,907,496	96,225	946,758	8,202,159
Provision for loan losses charged to operations	3,383	928,599	242,681	5,578	21,355	1,201,596
Ending balance	$2,010,709	$17,485,206	$8,342,754	$538,355	$1,345,963	$29,722,987
Covered loans:
Ending contractual balance	$15,040,300	$160,160,252	$25,967,404	$1,881,427	$6,167,141	$209,216,524
   ______________________________

(1)	Amounts include the allowance for covered loan losses.

	Year Ended September 30, 2011
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Nonaccretable differences: (1)
Balance at beginning of year	$1,856,851	$39,160,920	$23,266,859	$2,497,018	$1,632,467	$68,414,115
Charge-offs	(53,748)	(24,943,324)	(20,020,399)	(2,811,511)	(1,887,271)	(49,716,253)
Recoveries	67,943	1,220,753	3,334,031	74,875	41,249	4,738,851
Acquisition	1,310,279	41,265,945	1,060,365	2,962,061	2,349	46,600,999
Provision for loan losses charged to FDIC receivable	198,879	3,569,308	52,460	198,449	780,904	4,800,000
Provision for loan losses charged to operations	49,719	892,326	13,115	49,614	195,226	1,200,000
Ending balance	$3,429,923	$61,165,928	$7,706,431	$2,970,506	$764,924	$76,037,712
Covered loans:
Ending contractual balance	$19,923,962	$263,261,697	$32,741,770	$8,838,691	$8,581,442	$333,347,562
   ______________________________

(1)	Amounts include the allowance for covered loan losses.
In addition to the above, the Company was servicing mortgage loans primarily for others with aggregate principal balances of $8,116,349, $10,858,784, and $14,863,296 at September 30, 2013, 2012, and 2011, respectively. Also, for further information, see Note 11 - Borrowings for loans pledged as collateral.
Loans to certain executive officers, directors, and their associates totaled $683,995 and $802,957 at September 30, 2013 and 2012, respectively. Management believes that such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk nor present other unfavorable features.
The following is a summary of activity with respect to such aggregate loans to these individuals and their associates and affiliated companies:

	September 30,
	2013	2012
Beginning balance	$802,957	$1,521,462
Additions to new officer loans	—	—
Repayments	(118,962)	(718,505)
Ending balance	$683,995	$802,957

For the years ended September 30, 2013 and 2012, the following tables present a breakdown of the types of concessions determined to be troubled debt restructurings (“TDRs”) during the period by loan class:

	Accruing Loans			Nonaccrual Loans
	Year Ended September 30, 2013			Year Ended September 30, 2013
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification
Commercial Real Estate	1	315,308	251,970	1	80,462	41,080
Total	1	$315,308	$251,970	1	$80,462	$41,080

	Accruing Loans			Nonaccrual Loans
	Year Ended September 30, 2012			Year Ended September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
Commercial Real Estate	10	$4,854,691	$4,802,649	—	$—	$—
Commercial	1	2,656,363	2,624,018	—	—	—
Total	11	$7,511,054	$7,426,667	—	$—	$—
Payment structure modification
Commercial Real Estate	2	$94,792	$94,792	1	$131,841	$131,022
Total	2	$94,792	$94,792	1	$131,841	$131,022
Grand Total	13	$7,605,846	$7,521,459	1	$131,841	$131,022
Loans are classified as restructured by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company only restructures loans for borrowers in financial difficulty that have presented a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. The concessions granted on TDRs generally include terms to reduce the interest rate or extend the term of the debt obligation.
Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the loan is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).
At September 30, 2013, restructured loans with a modified balance of $12,302,311 were performing and $438,789 were nonperforming. At September 30, 2012, restructured loans with a modified balance of $14,420,575 were performing and $521,604 were nonperforming.
As of September 30, 2013 there were no loans that were modified as troubled debt restructurings within the previous twelve months that defaulted after their restructure. As of September 30, 2012, loans with a balance of $199,000 defaulted within twelve months after their restructure.

Note 6: Derivative Instruments and Hedging Activities
Previously, the Bank entered into interest rate swap contracts in connection with its hedging of specific loans. As of June 30, 2013, the Bank had entered into interest rate swaps totaling approximately $4.4 million using a receive-variable swap to mitigate the exposure to changes in the fair value attributable to the benchmark interest rate (fixed rate) and the hedged items (loans receivable) from the effective date of the hedged instruments. During the quarter ended September 30, 2013, the Company closed out its interest rate contract with an unwind date of August 26, 2013. A gain position of $189,054 was realized on the termination of this contract which will be accreted into income as an adjustment to yield over the remaining life of the loans.

Note 7: Accrued Interest and Dividends Receivable
At September 30, 2013 and 2012, accrued interest and dividends receivable are summarized as follows:

	September 30,
	2013	2012
Loans receivable	$2,086,658	$2,520,272
Mortgage-backed securities and collateralized mortgage obligations	453,319	462,466
Other investment securities	188,925	258,582
	$2,728,902	$3,241,320

Note 8: Real Estate Owned
The following is a summary of transactions in other real estate owned:
Non-covered real estate owned

	September 30,
	2013	2012	2011
Balance, beginning of year	$2,106,757	$4,093,214	$9,641,425
Real estate acquired through foreclosure of loans receivable	1,540,046	2,577,269	3,760,607
Real estate sold	(1,542,186)	(3,453,111)	(8,203,154)
Write down of real estate owned	(611,054)	(612,541)	(774,616)
Gain (loss) on sale of real estate owned	121,473	(24,074)	(44,894)
Real estate transferred to premises and equipment	—	(474,000)	(286,154)
Balance, end of year	$1,615,036	$2,106,757	$4,093,214
Covered real estate owned

	September 30,
	2013	2012	2011
Balance, beginning of year	$21,903,204	$24,671,626	$29,626,581
Real estate acquired and subject to FDIC loss sharing agreement	—	—	7,556,102
Real estate acquired through foreclosure of loans receivable	15,771,880	22,602,951	11,070,057
Real estate sold	(20,260,362)	(16,911,373)	(23,581,114)
Gain on real estate sold recognized in noninterest expense	460,189	—	—
Gain on real estate sold payable to FDIC	4,214,243	—	—
Provision for losses on real estate owned recognized in noninterest expense	(1,072,288)	(685,500)	—
Increase of FDIC receivable for loss sharing agreements	(6,948,020)	(7,774,500)	—
Balance, end of year	$14,068,846	$21,903,204	$24,671,626

Note 9: Premises and Equipment
Premises and equipment at September 30, 2013 and 2012 is summarized as follows:

	September 30,
	2013	2012
Land	$5,764,540	$6,882,381
Buildings and improvements	18,233,675	18,564,624
Furniture, fixtures, and equipment	6,344,116	6,470,985
Construction in progress	—	90,248
	30,342,331	32,008,238
Less accumulated depreciation	8,591,575	8,397,596
	$21,750,756	$23,610,642
Depreciation expense for premises and equipment for the years ended September 30, 2013, 2012, and 2011, was $1,095,575, $1,235,436, and $1,096,342, respectively. During the year ended September 30, 2013, the Company transferred select assets with a value of $1,514,108 and accumulated depreciation of $355,962 from premises and equipment to assets available for sale.

Note 10: Deposits
At September 30, 2013 and 2012, deposits are summarized as follows:

	September 30, 2013					September 30, 2012
	Amount	Range of interest rates			Weighted average interest rates	Amount	Range of interest rates			Weighted average interest rates
Demand, NOW, and money market accounts	$427,102,317	0.00	-	1.49%	0.15%	$405,100,488	0.00	-	1.49%	0.22%
Savings deposits	48,323,722	0.04	-	0.04%	0.04%	51,191,715	0.05	-	0.05%	0.05%
Time deposits by original term:
Time deposits $100,000 and over	138,519,823	0.00	-	4.35%	1.33%	177,919,765	0.00	-	4.35%	1.41%
Other time deposits:
12 months or less	89,763,175	0.03	-	4.35%	0.45%	113,512,566	0.03	-	5.40%	0.65%
13-36 months	36,838,249	0.20	-	3.70%	1.78%	40,164,500	0.05	-	4.35%	1.72%
37 months or more	10,749,382	0.15	-	1.63%	1.15%	12,372,512	0.15	-	2.58%	1.67%
Total deposits	751,296,668				0.47%	800,261,546				0.62%
Accrued interest payable	31,287					117,630
	$751,327,955					$800,379,176
Accrued interest payable is included in other liabilities in the consolidated statements of financial condition.
Historically, the Company accepted out of market time deposits from various credit unions and/or brokers as a source of funds. The balance of the broker deposits was $5.0 million and $10.2 million at September 30, 2013 and 2012, respectively, and the balance of the credit union deposits was $0.4 million and $10.7 million at September 30, 2013 and 2012, respectively.

At September 30, 2013, scheduled maturities of time deposits are as follows:

2014	$167,649,399
2015	66,477,430
2016	18,428,572
2017	12,740,678
2018 and thereafter	10,574,550
$275,870,629

Interest expense on deposits for the years ended September 30, 2013, 2012, and 2011 is summarized as follows:

	Years Ended September 30,
	2013	2012	2011
Demand, NOW, and money market accounts	$693,756	$1,035,681	$1,691,458
Savings deposits	23,300	104,043	37,212
Time deposits	3,525,792	5,454,537	7,666,875
	$4,242,848	$6,594,261	$9,395,545
Deposits of certain officers, directors, and their associates totaled $2.9 million and $3.9 million at September 30, 2013 and 2012, respectively. Management believes that such deposits have substantially the same terms as those for comparable transactions with other unrelated parties.

Note 11: Borrowings
At September 30, 2013 and 2012, borrowings are summarized as follows:

	September 30,
	2013	2012
Federal Home Loan Bank advances	$60,000,000	$81,000,000
Total Borrowings	$60,000,000	$81,000,000
FHLB advances at September 30, 2013 and 2012 are summarized by year of maturity in the table below:

	September 30, 2013			September 30, 2012
	Amount	Range of interest rates	Weighted average interest rates	Amount	Range of interest rates	Weighted average interest rates
Less than one year	$5,000,000	3.80%	3.80%	$21,000,000	0.36-3.88%	3.49%
One to two years	5,000,000	3.99	3.99	5,000,000	3.80	3.80
Two to three years	25,000,000	4.33	4.33	5,000,000	3.99	3.99
Three to four years	—	—	—	25,000,000	4.33	4.33
Four to five years	—	—	—	—	—	—
Thereafter	25,000,000	4.30	4.30	25,000,000	4.30	4.30
	$60,000,000		4.24%	$81,000,000		4.05%
During 2013 the Company paid off $20.0 million of FHLB advances with $10.0 million maturing in March 2013 and another $10.0 million maturing in September 2013. Also, a $1.0 million overnight advance was paid off in October 2012. During 2012 the Company paid off $30 million of FHLB advances which had maturities in March 2012.
At September 30, 2013, the Company has pledged, under a blanket floating collateral lien with the FHLB, all stock of the FHLB, certain qualifying first mortgage loans with unpaid principal balances totaling $67,402,195 certain commercial real estate loans with unpaid principal balances totaling $52,637,980, and certain available for sale securities, with an aggregate carrying amount of $149,225,974.
All of the FHLB advances are fixed rates at September 30, 2013. The Company’s FHLB advances include $25.0 million of advances that are callable by the FHLB under certain circumstances. The advances from the FHLB are subject to prepayment penalties.
At September 30, 2013, the Company had available line of credit commitments with the FHLB totaling $337,280,000, of which $60,000,000 was advanced and $277,280,000 was available at September 30, 2013 based on total assets; however, based on actual collateral available, $182,281,862 was available. At September 30, 2013, the Company had an available line of credit based on the collateral available of $53,320,136 with the Federal Reserve Bank of Atlanta.

Interest expense on borrowings for the years ended September 30, 2013, 2012, and 2011, is summarized as follows:

	Years Ended September 30,
	2013	2012	2011
Securities sold under agreements to repurchase	$—	$—	$536
Federal Home Loan
Bank advances	3,118,271	3,994,754	5,831,456
	$3,118,271	$3,994,754	$5,831,992

Note 12: Income Taxes
Income tax expense (benefit) attributable to income from continuing operations for the years ended September 30, 2013, 2012, and 2011 consists of:

	Years Ended September 30,
	2013	2012	2011
Federal
Current	$6,045,389	$3,057,729	$2,518,411
Deferred	(3,270,355)	(2,247,339)	(1,767,062)
Total federal tax expense	2,775,034	810,390	751,349
State
Current	438,345	320,035	149,480
Deferred	(344,879)	(491,375)	(206,437)
Total state tax expense (benefit)	93,466	(171,340)	(56,957)
	$2,868,500	$639,050	$694,392
The difference between the actual total provision for federal and state income taxes and federal income taxes computed at the statutory rate of 35% for the years ended September 30, 2013, 2012, and 2011 is summarized as follows:

	Years Ended September 30,
	2013	2012	2011
Computed “expected” tax expense	$3,193,721	$1,966,210	$1,049,910
Increase (decrease) in tax expense resulting from:
State income taxes, net of federal tax effect	60,753	(111,371)	(37,022)
Tax-exempt income	(367,327)	(437,006)	(383,779)
Market value appreciation (depreciation) of ESOP shares	33,952	(2,816)	—
Management retirement plan	(12,884)	51,224	—
Release of uncertain tax position reserve	—	(1,010,000)	—
Other, net	(39,715)	182,809	65,283
Income tax expense	$2,868,500	$639,050	$694,392

The effective tax rate for the years ended September 30, 2013, 2012, and 2011, was 31.44%, 11.38%, and 23.15%, respectively.
In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies by jurisdiction and entity in making this assessment.
Based upon the level of historical taxable income and projections for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefit of these deductible differences at September 30, 2013.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2013 and 2012 are presented below:

	September 30,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$3,184,149	$3,192,375
Deferred compensation	1,463,689	987,061
Stock compensation expense	818,224	810,415
Real estate acquired through foreclosure	43,135	736,677
State credits	31,188	261,718
Investment securities market adjustment for tax reporting	72,495	133,964
FDIC transactions	5,367,806	455,005
Other than temporary impairment	1,195,029	1,432,675
Net unrealized holding losses on securities available for sale	947,669	—
Other	1,410,693	1,115,169
Total gross deferred tax assets	14,534,077	9,125,059
Deferred tax liabilities:
Deferred loans cost, net	576,084	381,048
Depreciation	2,448,577	2,226,714
Net unrealized holding gains on securities available for sale	—	104,772
Other	158,671	236,326
Total gross deferred tax liabilities	3,183,332	2,948,860

Net deferred tax assets	$11,350,745	$6,176,199
The Company adopted the accounting standard relating to accounting for uncertainty in income taxes during 2009. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations. An audit by the Internal Revenue Service of First Charter, MHC, Charter Federal and CharterBank’s federal income taxes for 2009 to 2011 was just completed. Tax year 2012 is subject to examination by the Internal Revenue Service. Tax years 2010 through 2012 are subject to examination by state taxing authorities in Georgia, Alabama and Florida. The Company had no material uncertain tax positions at September 30, 2013 and 2012.
There was no unrecognized tax benefit as of September 30, 2013 or September 30, 2012. The amount of unrecognized tax benefit as of September 30, 2011 was $1,010,000. A reconciliation of the beginning and ending unrecognized tax benefit for the years ended September 30, 2013, 2012, and 2011 is as follows:

	Year Ended September 30,
	2013	2012	2011
Balance at beginning of the year	$—	$1,010,000	$1,010,000
Additions based on tax positions related to the current year	—	—	—
Increase (decrease) based on tax positions related to prior years	—	—	—
Reductions as a result of statutes of limitations expiring	—	(1,010,000)	—
Balance at end of the year	$—	$—	$1,010,000

Note 13: Employee Benefits
The Company has a 401(k) Profit Sharing Plan and Trust (the Plan) which covers substantially all of its employees. The Company has no match of employee contributions to the Plan.
The Company has a short-term incentive plan which covers substantially all employees. For the years ended September 30, 2013, 2012, and 2011, the Company expensed $1,505,329, $1,860,695, and $503,545, respectively, related to the incentive plans which is recorded in salaries and employee benefits in the consolidated statements of income.
The Company has a stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest over periods up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 882,876 shares for the plan of which 68,154 have been issued or retired upon the exercise of the option granted under the plan, 660,059 are granted and outstanding and no shares are available to be granted. The Company granted no shares during the year ended September 30, 2013. Subsequent to year end, the Company has filed for a shareholder vote to approve the issuance of a maximum of 1,428,943 shares under the Company's new stock-based compensation plan.
The fair value of the 13,000 and 4,000 options granted during the year ended September 30, 2012 was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

	13,000 Options (1)	4,000 Options (1)
Risk-free interest rate	1.80%	1.80%
Dividend yield	2.00%	2.20%
Expected life at date of grant (months)	120 months	120 months
Volatility	19.56%	19.56%
Weighted average grant-date fair value	$1.73	$1.38

 __________________________________

(1)	Options granted have not been updated to reflect the completion of the second-step conversion on April 8, 2013.
The fair value of the 55,000 options granted during the year ended September 30, 2011 was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

55,000 Options (1)
Risk-free interest rate	3.21%
Dividend yield	2.50%
Expected life at date of grant	90 months
Volatility	17.78%
Weighted average grant-date fair value	$1.27
 __________________________________

(1)	Options granted have not been updated to reflect the completion of the second-step conversion on April 8, 2013.

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)
Options outstanding – September 30, 2010	639,482	$8.81	9
Options exercised	—	—	—
Options forfeited	(3,118)	26.45	3
Options granted in 2011	68,591	7.22	9
Options outstanding – September 30, 2011	704,955	8.63	8
Options exercisable at end of year – September 30, 2011	6,859	$23.59	4

Options outstanding – September 30, 2011	704,955	$8.63	8
Options exercised	—	—	—
Options forfeited	(28,996)	12.12	7
Options granted in 2012	21,201	7.44	9
Options outstanding – September 30, 2012	697,160	8.45	8
Options exercisable at end of year – September 30, 2012	—	$—	—

Options outstanding – September 30, 2012	697,160	8.45	8
Options exercised	—	—	—
Options forfeited	(37,101)	8.55	6
Options granted in 2013	—	—	—
Options outstanding – September 30, 2013	660,059	8.44	6
Options exercisable at end of year – September 30, 2013	1,600	$10.20	—
The stock price at September 30, 2013 was higher than the exercise prices of all options outstanding and exercisable. Total options outstanding at September 30, 2013 had an intrinsic value of $1,549,551. The total intrinsic value of the 1,600 shares exercisable at September 30, 2013 was $5,230.
No stock options vested during the years ended September 30, 2012 and 2011, with 1,600 shares vesting in the year ended September 30, 2013.
For the years ended September 30, 2013, 2012 and 2011 stock option expense of $69,581, $93,877, and $105,091, respectively, was recorded. As of September 30, 2013, the Company had $133,670 of unrecognized stock option expense which will be recognized over the next two years.
The following table summarizes information about the options outstanding at September 30, 2013:

Number of options outstanding at September 30, 2013	Remaining contractual life in years	Exercise price per share
397,545	5	$8.82
174,594	7	8.18
66,720	7	7.22
16,212	8	7.34
4,988	8	7.79
660,059
In June 2012 the Company adopted a supplemental retirement plan for three executives. The benefit restoration plan and Supplemental Retirement Plan that were previously in place have been frozen. The plan targets 50%, 30% and 10% of salary as a retirement benefit at normal retirement age as a combined payout from all three plans. The Benefit Restoration Plan and prior Supplemental Retirement Plan provided benefits for 15 years. The new Supplemental Retirement Plan provides benefits for life but at the same level of payment as for the first 15 years. It does not increase to restore the benefit to the targeted level when the benefits under the other plans cease. In the stock conversion and reorganization completed on April 8, 2013, the Company assumed the liability of a supplemental retirement plan, which was previously held at the mutual holding company above Charter Financial Corporation, for the former Chairman of the Board with a balance of $1,207,481 at September 30, 2013. The combined accrued liability for the four plans at September 30, 2013 and the three plans at September 30, 2012 was $2,685,992 and $1,326,929, respectively. The expense for the years ended September 30, 2013, 2012 and 2011 was $178,031, $123,288, and $150,820, respectively.
The Company has a recognition and retention plan which has granted 14,965 shares of restricted stock to key employees and directors and as of September 30, 2013, remain in the trust and have not yet vested.

	Years Ended September 30,
	2013	2012	2011
Shares granted	—	—	—
Fair value per share at grant date	—	—	—
Aggregate value at grant date	—	—	—
Vesting for current year grants	—	—	—
Expensed for year	$59,470	$108,845	$216,668
 Subsequent to year end, the Company has filed for a shareholder vote to approve a maximum of 571,577 shares of common stock that may be issued as restricted stock awards or restricted stock units.

	Shares	Weighted average grant date fair value per award
Fiscal 2011 activity
Unvested Restricted stock awards – September 30, 2010	64,318	$18.23
Granted	—	—
Vested	19,319	20.28
Cancelled or expired	1,247	40.09
Unvested Restricted stock awards – September 30, 2011	43,752	16.71
Fiscal 2012 activity
Granted	—	—
Vested	13,958	25.78
Cancelled or expired	—	—
Unvested Restricted stock awards – September 30, 2012	29,794	$12.45
Fiscal 2013 activity
Granted	—	—
Vested	14,829	16.77
Cancelled or expired	—	—
Unvested Restricted stock awards – September 30, 2013	14,965	8.18
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
The Company has implemented the Employee Stock Ownership Plan (ESOP) which covers substantially all of its employees. During the initial stock offering of the Company, the ESOP trust borrowed $3,171,580 from the Company to purchase 317,158 shares for allocation under the ESOP. In the incremental stock offering in fiscal 2010 the ESOP purchased an additional 300,000 shares using an additional loan from the Company in the amount of $2,334,000. The ESOP loan amount at April 8, 2013, before the stock conversion was $2,857,780. The conversion proceeds included an allocation to the ESOP Plan that brought the loan amount to $6,480,949 after the stock conversion. The loan to the ESOP is reflected as unearned compensation in stockholders’ equity. As the Company receives principal payments on the loan, shares are released for allocation to participants in the ESOP and unearned compensation is reduced. Shares are freed for allocation to participants in the ESOP based on the principal and interest allocation method. Vesting in the shares of the ESOP occurs after three years of service. Participants in the ESOP may receive a distribution equal to the value of their account upon retirement, death, disability, termination of employment, or termination of the ESOP. The Company records compensation expense associated with the ESOP based on the average market price of the total shares committed to be released during the year as well as the dividends declared on the unallocated shares. The Company expensed $495,905, $311,866, and $144,151, related to the ESOP during the years ended September 30, 2013, 2012, and 2011, respectively, which is included in salaries and employee benefits in the consolidated statements of income. The Company allocated 21,006 shares and 21,146 shares, to participants in the plan during the years ended September 30, 2012 and 2011, respectively, and estimate releasing approximately 50,000 shares for the year ending September 30, 2013. At September 30, 2013, there were 779,190 unallocated shares with a market value of $8,415,252 in the ESOP.

Note 14: Commitments and Contingent Liabilities
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
The Company’s exposure to credit loss, in the event of nonperformance by the customer for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded loans.
A summary of the Company’s financial instruments with off-balance-sheet risk at September 30, 2013 and 2012 is as follows:

	September 30,
	2013	2012
Financial instruments whose contract amounts represent credit risk – commitments to originate loans:
Mortgage loans	$2,051,634	$1,001,524
Non-mortgage loans	20,908,925	6,969,900
Open-end consumer loans	9,354,703	10,489,768
Open-end commercial loans	2,188,738	2,145,762
Construction loans	49,347,934	35,878,900
Total commitments to originate loans	$83,851,934	$56,485,854
The Company sells loans on a best efforts basis and had loans as reported in the statement of condition as loans held for sale in the process of being sold.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but consists primarily of real estate.
The following summarizes the Company’s commitments to fund fixed rate loans at September 30, 2013 and 2012:

	Amount	Range of Rate
September 30, 2013	$1,297,134	2.75	-	5.00%
September 30, 2012	$697,524	2.99	-	3.99%
Commitments to sell fixed rate loans are contracted on a best efforts basis and the value of the funded commitments approximates the commitment to sell the loans.
In the origination of mortgage loans, the Company enters into adjustable interest rate contracts with caps and floors written with the intent of managing its interest rate exposure. Interest rate caps and floors enable customers and the Company to transfer, modify, or reduce their interest rate risk. At September 30, 2013 and 2012, adjustable rate mortgage loans with interest rate caps and floors amounted to $65,188,406 and $58,223,438, respectively.

The carrying amount of commitments to extend credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.
Future minimum lease commitments under all noncancellable operating leases with terms of one year or more are as follows:

September 30,
2013
2014	$685,043
2015	713,430
2016	673,200
2017	73,200
2018	73,200
Thereafter	1,034,100
$3,252,173
Rent expense for the years ended September 30, 2013, 2012, and 2011 was $706,616, $1,039,369 and $892,227, respectively, which were included in occupancy expense in the consolidated statements of income.
The Company and subsidiary have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on the Company’s consolidated financial statements.

Note 15: Fair Value of Financial Instruments and Fair Value Measurement
Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the years ended September 30, 2013 and 2012, there were no transfers between levels.
At September 30, 2013, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S government sponsored entities, mortgage-backed securities, collateralized mortgage-backed securities and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. These are inputs used by a third-party pricing service used by the Company. All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.
Previously, the Company has used interest-rate swaps to provide long-term fixed rate funding to its customers. The majority of these derivatives were exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilized the exchange price or dealer market price for the particular derivative contract. Therefore, these derivative contracts were classified as Level 2. The Company utilized an independent third party valuation company to validate the dealer prices. In cases where significant credit valuation adjustments were incorporated into the estimation of fair value, reported amounts were considered as Level 3 inputs. The Company also utilized this approach to estimate its own credit risk on derivative liability positions. To date, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. As of September 30, 2013, the Company exited its interest rate swap contracts (see Note 6 - Derivative Instruments and Hedging Activities for additional detail).

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
CASH AND CASH EQUIVALENTS – The carrying amount approximates fair value because of the short maturity of these instruments.
INVESTMENTS AVAILABLE FOR SALE AND FHLB STOCK – The fair value of investments and mortgage-backed securities and collateralized mortgage obligations available for sale is estimated based on bid quotations received from securities dealers. The FHLB stock is considered a restricted stock and is carried at cost which approximates its fair value.
LOANS RECEIVABLE – Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit risk inherent in the loan. The estimate of maturity is based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of the current economic and lending conditions.
Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. The estimated fair value at September 30, 2013 and 2012 has been affected by an estimated liquidation discount of 5.5%.
LOANS HELD FOR SALE – Loans held for sale are carried at the lower of cost or market value. The fair values of loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.
CASH SURRENDER VALUE OF LIFE INSURANCE – The Company’s cash surrender value of bank owned life insurance approximates its fair value.
FDIC RECEIVABLE FOR LOSS SHARING AGREEMENTS – Fair value is estimated based on discounted future cash flows using current discount rates, for instruments with similar risk and cash flow volatility.
ASSETS HELD FOR SALE – The fair value of assets held for sale by the Company is generally based on the most recent appraisals of the asset or other market information as it becomes available to management.
DEPOSITS – The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts, and money market and checking accounts, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
BORROWINGS – The fair value of the Company’s Federal Home Loan Bank advances is estimated based on the discounted value of contractual cash flows. The fair value of securities sold under agreements to repurchase approximates the carrying amount because of the short maturity of these borrowings. The discount rate is estimated using rates quoted for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – The Company has used interest-rate swaps to provide long-term fixed rate funding to its customers. The majority of these derivatives were exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilized the exchange price or dealer market price for the particular derivative contract. Therefore, these derivative contracts were classified as Level 2. The Company utilized an independent third party valuation company to validate the dealer prices. In cases where significant credit valuation adjustments were incorporated into the estimation of fair value, reported amounts were classified as Level 3.
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE AND PAYABLE – The carrying amount of accrued interest and dividends receivable on loans and investments and payable on borrowings and deposits approximate their fair values.
COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company’s financial statements at September 30, 2013 and 2012, the fair value of these commitments is not presented.
Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of September 30, 2013 and 2012 are summarized below.

	September 30, 2013
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$161,452,481	$161,452,481	$161,452,481	$—	$—
Investments available for sale	215,118,407	215,118,407	—	215,118,407	—
FHLB Stock	3,940,300	3,940,300	—	3,940,300	—
Loans receivable, net	579,854,293	549,751,987	—	—	549,751,987
Loans held for sale	1,857,393	1,883,244	—	1,883,244	—
Cash surrender value of life insurance	39,825,881	39,825,881	—	39,825,881	—
FDIC receivable for loss sharing arrangements	29,941,862	29,369,037	—	—	29,369,037
Assets held for sale	1,744,584	1,744,584	—	—	1,744,584
Accrued interest and dividends receivable	2,728,902	2,728,902	—	642,244	2,086,658
Financial liabilities:
Deposits	$751,296,668	$724,702,400	$—	$724,702,400	$—
FHLB advances and other borrowings	60,000,000	66,297,123	—	66,297,123	—
Accrued interest payable	200,173	200,173	—	200,173	—

	September 30, 2012
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$108,828,220	$108,828,220	$108,828,220	$—	$—
Investments available for sale	189,379,333	189,379,333	—	189,379,333	—
FHLB Stock	5,318,200	5,318,200	—	5,318,200	—
Loans receivable, net	593,903,715	561,448,457	—	—	561,448,457
Loans held for sale	2,691,508	2,741,672	—	2,741,672	—
Cash surrender value of life insurance	33,831,920	33,831,920	—	33,831,920	—
FDIC receivable for loss sharing arrangements	35,135,533	35,492,184	—	—	35,492,184
Assets held for sale	1,054,280	1,054,280	—	—	1,054,280
Accrued interest and dividends receivable	3,241,320	3,241,320	—	721,048	2,520,272
Financial liabilities:
Deposits	$800,261,546	$805,422,429	$—	$805,422,429	$—
FHLB advances and other borrowings	81,000,000	90,732,925	—	90,732,925	—
Derivative instruments	12,443	12,443	—	12,443	—
Accrued interest payable	320,980	320,980	—	320,980	—
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax liabilities and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.
The Company also holds assets available for sale reported at fair value consisting of a former branch, and a parcel of loan adjacent to a current branch and are included in other assets. The fair value of these assets is determined using current appraisals adjusted at management's discretion to reflect any decline in the fair value of the properties since the time the appraisal was performed. Appraisal values are reviewed and monitored internally and fair value is reassessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. All of the Company's assets held for sale fall into level 3 of the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis:
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	September 30, 2013
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Tax free municipals	$14,913,592	$—	$14,913,592	$—
U.S. government sponsored entities	5,030,043	—	5,030,043	—
Mortgage-backed securities:
FNMA certificates	116,301,309	—	116,301,309	—
GNMA certificates	1,845,617	—	1,845,617	—
FHLMC certificates	53,165,417	—	53,165,417	—
Collateralized mortgage-backed securities:
FNMA	7,256,485	—	7,256,485	—
Collateralized mortgage obligations:
FNMA	2,274,370	—	2,274,370	—
GNMA	—	—	—	—
FHLMC	407,854	—	407,854	—
Private-label mortgage securities:
Investment grade	1,949,995	—	1,949,995
Split rating (1)	1,238,508	—	1,238,508	—
Non-investment grade	10,735,217	—	10,735,217	—
Total investment securities available for sale	215,118,407	—	215,118,407	—
Assets held for sale	1,744,584	—	—	1,744,584
Total recurring assets at fair value	$216,862,991	$—	$215,118,407	$1,744,584
 __________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2012
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Tax free municipals	$11,578,501	$—	$11,578,501	$—
U.S. government sponsored entities	16,627,055	—	16,627,055	—
Mortgage-backed securities:
FNMA certificates	86,584,802	—	86,584,802	—
GNMA certificates	4,945,412	—	4,945,412	—
FHLMC certificates	46,244,446	—	46,244,446	—
Collateralized mortgage obligations:
FNMA	8,027,156	—	8,027,156	—
GNMA	503,311	—	503,311	—
FHLMC	580,089	—	580,089	—
Private-label mortgage securities:
Investment grade	2,356,744	—	2,356,744
Split rating (1)	6,246,303	—	6,246,303	—
Non-investment grade	5,685,514	—	5,685,514	—
Total investment securities available for sale	189,379,333	—	189,379,333	—
Assets held for sale	1,054,280	—	—	1,054,280
Total recurring assets at fair value	$190,433,613	$—	$189,379,333	$1,054,280
Liabilities:
Derivative instruments-swap liability	$12,443	$—	$12,443	$—
Total recurring liabilities at fair value	$12,443	$—	$12,443	$—
 __________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.
When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the losses below include changes in fair value due in part to observable factors that are part of the valuation methodology.
A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis is as follows:

	Year Ended September 30, 2013	Year Ended September 30, 2012
Fair value, beginning balance	$1,054,280	$1,064,338
Purchases	—	—
Sales	—	(373,107)
Settlements	—	—
Change in unrealized loss recognized in other comprehensive income	—	—
Valuation loss recognized in noninterest expense	(467,841)	(442,000)
Total realized losses included in income	—	(81,231)
Transfers in and/or out of level 3	1,158,145	886,280
Fair value, ending balance	$1,744,584	$1,054,280

Assets and Liabilities Measured on a Nonrecurring Basis:
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

	Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
September 30, 2013
Impaired loans:
Not covered under loss share	$3,338,298	$—	$—	$3,338,298
Other real estate owned:
Not covered under loss share	1,615,036	—	—	1,615,036
Covered under loss share	14,068,846	—	—	14,068,846
September 30, 2012
Impaired loans:
Not covered under loss share	$2,925,972	$—	$—	$2,925,972
Other real estate owned:
Not covered under loss share	2,106,757	—	—	2,106,757
Covered under loss share	21,903,204	—	—	21,903,204
Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect write-downs that are based on the market price or current appraised value of the collateral, adjusted to reflect local market conditions or other economic factors. After evaluating the underlying collateral, the fair value of the impaired loans is determined by allocating specific reserves from the allowance for loan and lease losses to the loans. Thus, the fair value reflects the loan balance as adjusted by partial chargedowns less the specifically allocated reserve. Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral. Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations. Each appraisal is updated on an annual basis, either through a new appraisal or through the Company’s comprehensive internal review process. Appraised values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. The fair value of impaired loans that are not collateral dependent is measured using a discounted cash flow analysis considered to be a Level 3 input.
Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. A provision is charged to earnings for subsequent losses on other real estate owned when market conditions indicate such losses have occurred. The ability of the Company to recover the carrying value of other real estate owned is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors beyond our control, and future declines in the value of the real estate would result in a charge to earnings.
The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred. OREO represents real property taken by the Company either through foreclosure or through a deed in lieu thereof from the borrower. The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed. It has been the Company’s experience that appraisals may become outdated due to the volatile real-estate environment. Appraised values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. Therefore, the inputs used to determine the fair value of OREO and repossessed assets fall within Level 3. The Company may include within OREO other repossessed assets received as partial satisfaction of a loan. These assets are not material and do not typically have readily determinable market values and are considered Level 3 inputs.
The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair value	Valuation Technique	Unobservable Input	General Range (Discount)			Average Discount
Impaired loans	$3,338,298	Property appraisals	Management discount for property type and recent market volatility	20%	—	29%	24%
REO	$15,683,882	Property appraisals	Management discount for property type and recent market volatility	26%	—	56%	47%
Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of September 30, 2013 and 2012.

Note 16: Regulatory Matters
The Bank is required to maintain noninterest-bearing cash reserve balances. The aggregate average cash reserve balances maintained at September 30, 2013 and 2012 to satisfy the regulatory requirement were $10,548,000 and $10,463,000, respectively.
Under OCC regulations, the Bank is required to measure its interest rate risk and maintain the interest rate risk within limits the Bank establishes. Based on its asset/liability structure at September 30, 2013, the Bank’s earnings may be negatively impacted if interest rates increase significantly.
The Bank is required to meet certain core, tangible, and risk-based regulatory capital ratios. The regulations require institutions to have a minimum regulatory tangible capital ratio equal to 1.5% of total assets, a minimum 3% core capital ratio, and 8% risk-based capital ratio.
The prompt corrective action regulations define specific capital categories based on an institution’s capital ratios. The capital categories, in declining order, are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Institutions categorized as “undercapitalized” or worse are subject to certain restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes “critically undercapitalized,” it must generally be placed in receivership or conservatorship within 90 days.
To be considered “adequately capitalized,” an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risk-based capital ratio of at least 8%. An institution is deemed to be “critically undercapitalized” if it has a tangible equity ratio of 2% or less.
As of September 30, 2013, the most recent notification from the OCC categorized CharterBank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, CharterBank must maintain minimum total risk-based, Tier 1 risk-based and core/leverage ratios as set forth in the following table. Management is not aware of the existence of any conditions or events occurring subsequent to September 30, 2013 which would affect CharterBank’s well-capitalized classification.

The table of regulatory compliance with minimum capital requirements for CharterBank is presented below at September 30, 2013 and 2012:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2013
Total Risk Based Capital (to Risk-Weighted Assets)	$209,930	33.8%	$49,648	8.0%	$62,060	10.0%
Tier 1 Capital (to Risk Weighted Assets)	202,119	32.6	24,824	4.0	37,236	6.0
Tier 1 Capital (to Average Assets)	202,119	18.6	43,572	4.0	54,465	5.0
September 30, 2012
Total Risk Based Capital (to Risk-Weighted Assets)	$133,626	19.2%	$55,610	8.0%	$69,512	10.0%
Tier 1 Capital (to Risk Weighted Assets)	124,931	18.0	27,805	4.0	41,707	6.0
Tier 1 Capital (to Average Assets)	124,931	12.2	41,097	4.0	51,371	5.0
The OCC imposes various restrictions or requirements on CharterBank’s ability to make capital distributions, including cash dividends. A savings bank that is the subsidiary of a savings and loan holding company must file a notice with the OCC at least 30 days before making a capital distribution. CharterBank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to CharterBank’s net income for that year plus CharterBank’s retained net income for the previous two years. The OCC may disapprove a notice or application if: (a) CharterBank would be undercapitalized following the distribution; (b) the proposed capital distribution raises safety and soundness concerns; or (c) the capital distribution would violate a prohibition contained in any statute, regulation, or agreement.
Prior to the Company's completion of its conversion and reorganization on April 8, 2013, the Company’s ability to pay dividends and the amount of such dividends was affected by the election of First Charter, MHC, the Company’s mutual holding company, to waive the receipt of dividends declared by Charter Federal. First Charter, MHC had historically waived its right to receive most dividends on its shares of Charter Federal common stock, which meant that Charter Federal had more cash resources to pay dividends to its public stockholders than if First Charter, MHC had accepted such dividends. First Charter, MHC received a waiver in early 2011 from the Office of Thrift Supervision that provided permission to First Charter, MHC to waive dividends in calendar 2011 including the dividend that was paid on December 29, 2011. First Charter, MHC also received a waiver in 2012 from the Federal Reserve that provided permission to First Charter, MHC to waive dividends that were paid on May 25, 2012. First Charter, MHC waived dividends of $422,896, and $1.7 million, during the years ended September 30, 2012 and 2011, respectively.
The OCC has guidelines that limit the Bank’s investment in BOLI to 25% of the Bank’s regulatory capital. The Bank subsidiary was within this guideline with 19.0% of its regulatory capital invested in BOLI at September 30, 2013.

Note 17: Related Parties
During the year ended September 30, 2011 the Company paid approximately $1,290,204 for branch renovations to a construction company in which a board member is one of the owners. No such fees were paid by the Company in 2012 or 2013. Also during the years ended September 30, 2013, 2012, and 2011 the Company paid approximately $37,820, $148,449 and $92,398, respectively, in insurance premiums to a broker in which a board member is one of the principals of the company.
See Note 5 - Loans Receivable and Note 10 - Deposits for disclosures of loan and deposit relationships of related parties. Management believes transactions entered into with related parties are in the ordinary course of business and on terms similar to transactions with unaffiliated parties.

Note 18: Condensed Financial Statements of Charter Financial Corporation (Parent Only)
The following represents Parent Company only condensed financial information of Charter Financial Corporation:

	September 30,
	2013	2012
Assets
Cash	$65,763,818	$7,766,056
Investment in subsidiary	204,604,151	130,739,990
Deferred tax asset	5,495,885	4,576,510
Other assets	22,319	33,464
Total assets	$275,886,173	$143,116,020

Liabilities and Stockholders’ Equity
Liabilities
Accrued expenses	$2,108,337	$595,252
Total liabilities	2,108,337	595,252
Stockholders’ equity:
Common stock, $0.01 par value; issued 22,752,214 and 21,935,179 shares at September 2013 and 2012, respectively; outstanding 22,752,214 and 19,903,081 shares in 2013 and 2012, respectively	227,522	198,592
Preferred Stock, $0.01 par value; 50,000,000 shares authorized at September 30, 2013 and 10,000,000 shares authorized at September 30, 2012	—	—
Additional paid-in capital	171,729,570	73,483,605
Treasury stock, at cost; 0 and 2,032,098 shares in 2013 and 2012, respectively	—	(39,362,686)
Unearned compensation – ESOP	(6,480,949)	(3,571,121)
Retained earnings	110,141,286	111,568,998
Accumulated other comprehensive (loss) income	(1,839,593)	203,380
Total stockholders’ equity	273,777,836	142,520,768
Total liabilities and stockholders’ equity	$275,886,173	$143,116,020

	Years Ended September 30,
	2013	2012	2011
Income:
Interest income	$91,260	$13,976	$64,371
Loss on other investment	—	—	—
Other income	—	—	49,837
Total operating income	91,260	13,976	114,208
Expenses:
Salaries and employee benefits	443,064	312,915	278,649
Occupancy	33,048	38,648	27,538
Legal and professional	279,268	375,298	295,216
Marketing	112,146	98,597	129,538
Other	210,318	173,305	164,557
Total operating expenses	1,077,844	998,763	895,498
Loss before income taxes	(986,584)	(984,787)	(781,290)
Income tax benefit	(335,867)	(333,631)	(267,338)
Loss before equity in undistributed net income of subsidiary	(650,717)	(651,156)	(513,952)
Equity in undistributed net income of subsidiary	6,907,134	5,629,848	2,819,304
Net income	$6,256,417	$4,978,692	$2,305,352

	Years Ended September 30,
	2013	2012	2011
Cash flows from operating activities:
Net income	$6,256,417	$4,978,692	$2,305,352
Adjustments to reconcile net income to net cash provided (used in) by operating activities
Deferred tax benefit	(919,375)	(1,198,631)	(1,973,499)
Restricted stock award expense	59,470	108,845	216,668
Stock based compensation expense	69,581	93,876	105,091
Equity in undistributed net income of subsidiary	(6,907,134)	(5,629,848)	(2,819,304)
Decrease (increase) in other assets	11,144	107,958	(1,206,939)
Increase in accrued expenses	1,673,657	294,062	1,156,864
Net cash provided (used in) by operating activities	243,760	(1,245,046)	(2,215,767)
Cash flows from investing activities:
Capital (infusion) distribution with Bank subsidiary	(69,000,000)	6,000,000	—
Net cash (used in) provided by investing activities	(69,000,000)	6,000,000	—
Cash flows from financing activities:
Purchase of treasury stock awards	(1,163,515)	(3,588,013)	—
Dividends on restricted stock awards	25	(80)	(610)
First Charter elimination	229,564	—	—
Stock issuance	135,378,486	—	—
Dividends paid	(7,690,558)	(1,368,870)	(1,939,167)
Net cash provided by (used in) financing activities	126,754,002	(4,956,963)	(1,939,777)
Net increase (decrease) in cash	57,997,762	(202,009)	(4,155,544)
Cash and cash equivalents, beginning of period	7,766,056	7,968,065	12,123,609
Cash and cash equivalents, end of period	$65,763,818	$7,766,056	$7,968,065
Supplemental disclosures of cash flow information:
Income taxes paid	$105,110	$5,000	$1,678,641
Issuance of ESOP common stock	160,596	158,269	151,600
Effect of restricted stock awards	53,042	659,633	391,794
Unrealized (loss) gain on securities available for sale, net	(2,042,973)	2,174,838	1,526,425

Note 19: Common Stock Offerings
Plan of conversion and reorganization. On April 8, 2013, Charter Financial Corporation, a Maryland corporation, completed its conversion and reorganization pursuant to which First Charter, MHC was converted to the stock holding company form of organization. Charter Financial sold 14,289,429 shares of common stock at $10.00 per share, for gross offering proceeds of $142.9 million in its stock offering. The Bank, as of April 8, 2013, was 100% owned by Charter Financial and Charter Financial was 100% owned by public stockholders. Concurrent with the completion of the offering, shares of common stock of Charter Federal were converted into the right to receive 1.2471 shares of Charter Financial’s common stock for each share of Charter Federal common stock that was owned immediately prior to completion of the transaction. Cash in lieu of fractional shares was paid based on the offering price of $10.00 per share. As a result of the offering and the exchange on April 8, 2013, Charter Financial had 22,752,214 shares outstanding. Also, as of April 8, 2013, Charter Federal and First Charter, MHC ceased to exist. As part of the elimination, the net asset position of First Charter, MHC, in the amount of $229,564, was assumed by Charter Financial. Costs related to the offering were approximately $5.6 million and net proceeds of the offering were approximately $137.3 million.
On April 20, 2010, Charter Federal, the Bank and First Charter, MHC adopted a stock issuance plan, pursuant to which First Charter, MHC offered shares of Charter Federal common stock to eligible depositors of CharterBank, Neighborhood Community Bank and McIntosh Commercial Bank, Charter Federal’s tax-qualified employee stock benefit plans, eligible borrowers of CharterBank, and to the extent shares remained available, residents of Alabama and Georgia, Charter Federal’s shareholders other than First Charter, MHC and the general public. Following the incremental stock offering, First Charter, MHC’s total ownership interest in Charter Federal common stock decreased to approximately 61%, and the remaining was owned by the public. Gross common stock proceeds from the offering were $30.6 million, including $2.3 million acquired by Charter Federal’s ESOP (see Note 13 - Employee Benefits). Offering expenses, including selling agent fees and expenses, were $4.0 million.
Under the terms of the stock issuance plan, at the conclusion of the incremental stock offering, First Charter, MHC contributed to Charter Federal 4,400,000 shares of common stock which was equal to the number of shares of common stock that Charter Federal sold in the incremental stock offering, and then such contributed shares were canceled. Accordingly, the total number of outstanding shares of common stock of Charter Federal did not change as a result of the incremental stock offering.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our President and Chief Executive Officer, our Chief Financial Officer, and other members of our senior management team have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of September 30, 2013. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us in reports that are filed or submitted under the Exchange Act, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely discussions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting.
The Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013, utilizing the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2013 is effective.
Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting as of September 30, 2013. The report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of September 30, 2013, is included in this Report on Form 10-K.
Changes to Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information relating to the directors and officers of Charter Financial, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to Charter Financial’s Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”).
Charter Financial has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. The Code of Ethics is posted on Charter Financial’s Internet Web site at www.charterbank.net.

ITEM 11.	EXECUTIVE COMPENSATION
The information regarding executive compensation, compensation committee interlocks and insider participation is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
(a)Security Ownership of Certain Beneficial Owners
Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.
(b)Security Ownership of Management
Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.
(c)Changes in Control
Management of Charter Financial knows of no arrangements, including any pledge by any person or securities of Charter Financial, the operation of which may at a subsequent date result in a change in control of the registrant.
(d)Equity Compensation Plan Information
The following table sets forth information as of September 30, 2013 about Company common stock that may be issued upon the exercise of options under the Charter Financial Corporation 2001 Stock Option Plan which was approved by Charter Financial’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	660,059	$8.44	—
Equity compensation plans not approved by security holders	—	—	—
Total	660,059	$8.44	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

2.1
Purchase and Assumption Agreement dated as of June 26, 2009 among the Federal Deposit Insurance Corporation, Receiver of Neighborhood Community Bank, Newnan, Georgia, CharterBank and the Federal Deposit Insurance Corporation acting in its corporate capacity (1)

2.2
Purchase and Assumption Agreement dated as of March 26, 2010 among the Federal Deposit Insurance Corporation, Receiver of McIntosh Commercial Bank, Carrollton, Georgia, CharterBank and the Federal Deposit Insurance Corporation acting in its corporate capacity (2)

2.3
Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of The First National Bank of Florida, Milton, Florida, the Federal Deposit Insurance Corporation and CharterBank, dated as of September 9, 2011 (3)

3.1	Articles of Incorporation of Charter Financial Corporation (4)

3.2	Bylaws of Charter Financial Corporation (5)

4.1	Specimen Stock Certificate of Charter Financial Corporation (6)

10.1	Employment Agreement between Charter Financial Corporation and Robert L. Johnson, dated August 15, 2002 (7)

10.2	First Amendment to Employment Agreement between Charter Financial Corporation and Robert. L. Johnson, dated December 23, 2009 (8)

10.3	Amended and Restated Change in Control Agreement with Curtis R. Kollar, dated December 23, 2009 (9)

10.4	Amended and Restated Change in Control Agreement with William C. Gladden, dated December 23, 2009 (10)

10.5	Amended and Restated Change in Control Agreement with Lee Washam, dated December 23, 2009 (11)

10.6	Salary Continuation Agreement with Robert L. Johnson, dated January 1, 2009 (12)

10.7	Amendment to Freeze Benefit Accruals under the Salary Continuation Plan with Robert L. Johnson, dated September 25, 2012 (13)

10.8	Salary Continuation Agreement with Curtis R. Kollar, dated January 1, 2009 (14)

10.9	Amendment to Freeze Benefit Accruals under the Salary Continuation Plan with Curtis R. Kollar, dated September 25, 2012 (15)

10.10	Salary Continuation Agreement with Lee Washam, dated January 1, 2009 (16)

10.11	Amendment to Freeze Benefit Accruals under the Salary Continuation Plan with Lee Washam, dated September 25, 2012 (17)

10.12	Amended and Restated Benefit Restoration Plan, dated December 23, 2005 (18)

10.13	Amendment to Amended and Restated Benefit Restoration Plan, dated January 27, 2009 (19)

10.14	2001 Stock Option Plan, dated April 24, 2002 (20)

10.15	2001 Recognition and Retention Plan, dated April 24, 2002 (21)

10.16	Endorsement Split-Dollar Life Insurance Plan, dated April 1, 2006, benefiting Robert L. Johnson, Curtis R. Kollar, Lee Washam and William C. Gladden (22)

10.17	Split Dollar Agreement with Robert L. Johnson, dated June 18, 2010 (23)

10.18	Amendment to Split Dollar Agreement with Robert L. Johnson, dated September 25, 2012 (24)

10.19	Split Dollar Agreement with Curtis R. Kollar, dated June 18, 2010 (25)

10.20	Amendment to Split Dollar Agreement with Curtis R. Kollar, dated September 25, 2012 (26)

10.21	Split Dollar Agreement with Lee Washam, dated June 18, 2010 (27)

10.22	Amendment to Split Dollar Agreement with Lee Washam, dated September 25, 2012 (28)

10.23	Endorsement Split-Dollar Agreement with David Z. Cauble, dated June 1, 2006 (29)

10.24	Endorsement Split-Dollar Agreement with Jane W. Darden, dated June 1, 2006 (30)

10.25	Endorsement Split-Dollar Agreement with Thomas M. Lane, dated June 1, 2006 (31)

10.26	Endorsement Split-Dollar Agreement with David L. Strobel, dated June 1, 2006 (32)

10.27	Supplemental Executive Retirement Plan Agreement for Robert L. Johnson, dated September 25, 2012 (33)

10.28	Supplemental Executive Retirement Plan Agreement for Curt Kollar, dated September 25, 2012 (34)

10.29	Supplemental Executive Retirement Plan Agreement for Lee Washam, dated September 25, 2012 (35)

10.30	Projected Benefit Schedule for Supplemental Executive Retirement Plan Agreements (36)

21.0	List of Subsidiaries (37)

23.0	Consent of Dixon Hughes Goodman LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as added by Section 906 of The Sarbanes-Oxley Act of 2002

101
The following financial statements of Charter Financial Corporation at September 30, 2012 and 2011 and for the fiscal years ended September 30, 2012, 2011 and 2010 formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

 __________________________________

(1)
Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(2)
Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(3)
Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on September 16, 2011.

(4)
Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.

(5)
Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.

(6)
Incorporated by reference to Exhibit 4.0 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.

(7)
Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(8)
Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(9)
Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(10)
Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(11)
Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(12)
Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(13)
Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.

(14)
Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(15)
Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.

(16)
Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(17)
Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.

(18)
Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(19)
Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(20)
Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(21)
Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(22)
Incorporated by reference to Exhibits 10.13, 10.14, 10.15 and 10.16 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(23)
Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.

(24)
Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on October 1, 2012.

(25)
Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.

(26)
Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on October 1, 2012.

(27)
Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.

(28)
Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on October 1, 2012.

(29)
Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(30)
Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(31)
Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(32)
Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(33)
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on October 1, 2012.

(34)
Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on October 1, 2012.

(35)
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on October 1, 2012.

(36)
Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on October 1, 2012.

(37)
Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 13, 2013.

CHARTER FINANCIAL CORPORATION

By:	/s/ Robert L. Johnson
Robert L. Johnson
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with Charter Financial Corporation indicated on December 13, 2013.

/s/ Robert L. Johnson	Chairman, President and Chief Executive Officer
Robert L. Johnson	(principal executive officer)

/s/ Curtis R. Kollar	Senior Vice President and Chief Financial Officer
Curtis R. Kollar	(principal accounting and financial officer)

/s/ David Z. Cauble, III	Director
David Z. Cauble, III

/s/ Jane W. Darden	Director
Jane W. Darden

/s/ Edward Smith	Director
Edward Smith

/s/ Curti M. Johnson	Senior Vice President, General Counsel and Director
Curti M. Johnson

/s/ Thomas M. Lane	Director
Thomas M. Lane

Director
David L. Strobel