Form 10-Q
period 2013-12-31
Charter Financial Corp
filed 2014-02-14
CIK 1478726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s common stock outstanding as of January 31, 2014 was 22,817,306.

CHARTER FINANCIAL CORPORATION

		Page No.
Part I. Financial Information

Item 1.	Consolidated Financial Statements (unaudited)	1

	Condensed Consolidated Statements of Financial Condition at December 31, 2013 (unaudited) and September 30, 2013 (audited)	1
	Unaudited Condensed Consolidated Statements of Income for the Three Months Ended December 31, 2013 and 2012	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended December 31, 2013 and 2012	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended December 31, 2013 (unaudited) and Year Ended September 30, 2013 (audited)	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2013 and 2012	5
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	47

Part II. Other Information

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 6.	Exhibits	48

	Signatures	49

Part I. Financial Information

Item 1.  Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(unaudited)	(audited)
	December 31, 2013	September 30, 2013
Assets
Cash and amounts due from depository institutions	$15,213,753	$10,069,875
Interest-earning deposits in other financial institutions	142,054,215	151,382,606
Cash and cash equivalents	157,267,968	161,452,481
Loans held for sale, fair value of $3,633,189 and $1,883,244	3,576,901	1,857,393
Securities available for sale	208,064,248	215,118,407
Federal Home Loan Bank stock	3,940,300	3,940,300
Loans receivable:
Not covered under FDIC loss sharing agreements	486,050,182	480,152,265
Covered under FDIC loss sharing agreements	103,535,228	112,915,868
Allowance for loan losses (covered loans)	(3,434,733)	(3,924,278)
Unamortized loan origination fees, net (non-covered loans)	(1,089,621)	(1,100,666)
Allowance for loan losses (non-covered loans)	(8,494,412)	(8,188,896)
Loans receivable, net	576,566,644	579,854,293
Other real estate owned:
Not covered under FDIC loss sharing agreements	1,053,406	1,615,036
Covered under FDIC loss sharing agreements	10,942,189	14,068,846
Accrued interest and dividends receivable	2,584,167	2,728,902
Premises and equipment, net	21,532,396	21,750,756
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	697,568	803,886
Cash surrender value of life insurance	46,233,582	39,825,881
FDIC receivable for loss sharing agreements	25,332,815	29,941,862
Deferred income taxes	11,671,045	11,350,745
Other assets	6,122,419	771,779
Total assets	$1,079,910,930	$1,089,405,849
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$737,654,307	$751,296,668
FHLB advances	60,000,000	60,000,000
Advance payments by borrowers for taxes and insurance	414,484	1,054,251
Other liabilities	8,678,081	3,277,094
Total liabilities	806,746,872	815,628,013
Stockholders’ equity:
Common stock, $0.01 par value; 22,997,806 shares issued and outstanding at December 31, 2013 and 22,752,214 shares issued and outstanding at September 30, 2013	229,978	227,522
Preferred stock, $0.01 par value; 50,000,000 shares authorized at December 31, 2013 and September 30, 2013	—	—
Additional paid-in capital	170,699,298	171,729,570
Unearned compensation – ESOP	(5,984,317)	(6,480,949)
Retained earnings	110,680,450	110,141,286
Accumulated other comprehensive loss	(2,461,351)	(1,839,593)
Total stockholders’ equity	273,164,058	273,777,836

Total liabilities and stockholders’ equity	$1,079,910,930	$1,089,405,849

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31,
	2013	2012
Interest income:
Loans receivable	$8,154,690	$10,179,929
Mortgage-backed securities and collateralized mortgage obligations	968,713	730,255
Federal Home Loan Bank stock	30,032	34,899
Other investment securities available for sale	18,807	55,141
Interest-earning deposits in other financial institutions	85,297	51,686
Total interest income	9,257,539	11,051,910
Interest expense:
Deposits	885,425	1,217,460
Borrowings	650,868	837,469
Total interest expense	1,536,293	2,054,929
Net interest income	7,721,246	8,996,981
Provision for loan losses, not covered under FDIC loss sharing agreements	300,000	300,000
Provision for covered loan losses	2,116	94,750
Net interest income after provision for loan losses	7,419,130	8,602,231
Noninterest income:
Service charges on deposit accounts	1,428,315	1,389,682
Bankcard fees	827,211	560,715
Gain on securities available for sale	—	219,913
Bank owned life insurance	307,701	255,287
Gain on sale of loans and loan servicing release fees	172,385	349,973
Loan servicing fees	65,348	82,470
Brokerage commissions	144,525	140,694
FDIC receivable for loss sharing agreements (amortization) accretion	(89,742)	147,674
Other	1,260,671	64,795
Total noninterest income	4,116,414	3,211,203
Noninterest expenses:
Salaries and employee benefits	4,700,952	4,675,942
Occupancy	1,892,415	1,760,936
Legal and professional	553,947	323,206
Marketing	299,740	268,017
Federal insurance premiums and other regulatory fees	251,350	245,125
Net cost (benefit) of operations of real estate owned	288,802	(192,326)
Furniture and equipment	166,022	201,946
Postage, office supplies and printing	225,848	246,761
Core deposit intangible amortization expense	106,318	127,665
Other	714,682	667,636
Total noninterest expenses	9,200,076	8,324,908
Income before income taxes	2,335,468	3,488,526
Income tax expense	698,400	1,154,239
Net income	$1,637,068	$2,334,287
Basic net income per share	$0.07	$0.12
Diluted net income per share	$0.07	$0.12
Weighted average number of common shares outstanding	22,006,657	19,375,531
Weighted average number of common and potential common shares outstanding	22,527,837	19,425,275

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2013	2012

Net income	$1,637,068	$2,334,287
Less reclassification adjustment for net gains realized in net income, net of taxes of $0 and $84,887, respectively	—	(135,026)
Net unrealized holding gains (losses) on investment and mortgage securities available for sale arising during the period, net of taxes of $(390,877) and $(272,465), respectively	(621,758)	(433,403)
Comprehensive income	$1,015,310	$1,765,858

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock
	Number of shares	Amount	Additional paid-in capital	Treasury stock	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity

Balance at September 30, 2012 (audited)	19,859,219	$198,592	$73,483,605	$(39,362,686)	$(3,571,121)	$111,568,998	$203,380	$142,520,768
Net income	—	—	—	—	—	6,256,417	—	6,256,417
Dividends paid, $0.35 per share	—	—	—	—	—	(7,684,129)	—	(7,684,129)
Elimination of First Charter, MHC entity	—	—	229,564	—	—	—	—	229,564
Change in unrealized loss on securities	—	—	—	—	—	—	(2,042,973)	(2,042,973)
Allocation of ESOP common stock	—	—	31,592	—	179,282	—	—	210,874
Interest capitalization into ESOP loan	—	—	—	—	(50,279)	—	—	(50,279)
Effect of restricted stock awards	—	—	(700,380)	753,422	—	—	—	53,042
Stock option expense	—	—	69,581	—	—	—	—	69,581
Issuance of common stock in offering	2,892,995	28,930	98,615,608	39,772,779	(3,038,831)	—	—	135,378,486
Repurchase of shares and conversion expenses	—	—	—	(1,163,515)	—	—		(1,163,515)
Balance at September 30, 2013 (audited)	22,752,214	$227,522	$171,729,570	$—	$(6,480,949)	$110,141,286	$(1,839,593)	$273,777,836
Net income	—	—	—	—	—	1,637,068	—	1,637,068
Dividends paid, $0.05 per share	—	—	—	—	—	(1,097,904)	—	(1,097,904)
Change in unrealized loss on securities	—	—	—	—	—	—	(621,758)	(621,758)
Allocation of ESOP common stock	—	—	96,225	—	496,632	—	—	592,857
Restricted stock expense	—	—	67,652	—	—	—	—	67,652
Stock option expense	—	—	52,082	—	—	—	—	52,082
Issuance of common stock, restricted stock	360,092	3,601	(3,601)	—	—	—	—	—
Repurchase of shares	(114,500)	(1,145)	(1,242,630)	—	—	—	—	(1,243,775)
Balance at December 31, 2013 (unaudited)	22,997,806	$229,978	$170,699,298	$—	$(5,984,317)	$110,680,450	$(2,461,351)	$273,164,058

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,637,068	$2,334,287
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses, not covered under FDIC loss sharing agreements	300,000	300,000
Provision for covered loan losses	2,116	94,750
Provision for FDIC receivable impairment	225,000	—
Depreciation and amortization	359,930	411,150
Accretion and amortization of premiums and discounts, net	532,337	789,290
Accretion of fair value discounts related to covered loans	(1,191,982)	(2,282,333)
Accretion of fair value discounts related to FDIC receivable	(135,258)	(147,674)
Gain on sale of loans and loan servicing release fees	(172,385)	(349,973)
Proceeds from sale of loans	7,361,855	13,141,669
Originations and purchases of loans held for sale	(8,908,980)	(15,023,619)
Gain on sale of mortgage-backed securities, collateralized mortgage obligations and other investments	—	(219,913)
Write down of real estate owned	200,165	236,434
(Gain) loss on sale of real estate owned	(18,760)	(140,244)
Restricted stock award expense	67,652	—
Stock option expense	52,082	32,083
Increase in cash surrender value on bank owned life insurance	(307,701)	(255,287)
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	144,735	361,071
Decrease (increase) in other assets	2,483,872	(673,150)
Decrease in other liabilities	(1,840,667)	(3,920,255)
Net cash provided by (used in) operating activities	791,079	(5,311,714)
Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	13,952,478
Principal collections on securities available for sale	6,599,964	14,073,340
Purchase of securities available for sale	(7,050,200)	(26,389,800)
Proceeds from maturities or calls of securities available for sale	6,030,000	7,066,500
Proceeds from redemption of FHLB stock	—	45,000
Net decrease in loans receivable	3,411,876	16,050,825
Net decrease (increase) in FDIC receivable	4,653,085	(8,324,986)
Proceeds from sale of real estate owned	4,138,741	6,358,354
Purchase of bank owned life insurance	(6,100,000)	—
Purchases of premises and equipment	(35,252)	(77,203)
Net cash provided by investing activities	11,648,214	22,754,508
Cash flows from financing activities:
Purchase of treasury stock and conversion expense	—	(344,044)
Purchase of shares	(1,243,775)	—
Dividends paid	(1,097,904)	—
(Decrease) increase in deposits	(13,642,360)	5,856,093
Principal payments on Federal Home Loan Bank advances	—	(1,000,000)
Net decrease in advance payments by borrowers for taxes and insurance	(639,767)	(535,463)

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Three Months Ended December 31,
	2013	2012

Net cash (used in) provided by financing activities	(16,623,806)	3,976,586
Net increase (decrease) in cash and cash equivalents	(4,184,513)	21,419,380
Cash and cash equivalents at beginning of period	161,452,481	108,828,220
Cash and cash equivalents at end of period	$157,267,968	$130,247,600
Supplemental disclosures of cash flow information:
Interest paid	$1,544,631	$2,091,569
Income taxes paid	29,750	2,650,110
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$765,639	$4,102,125
Write down of real estate owned reimbursed by the FDIC	277,574	307,402
(Benefit) provision for covered loan losses reimbursed by the FDIC	(529,798)	1,230,250
Issuance of common stock under stock benefit plan	592,857	—
Unrealized loss on securities available for sale, net	(621,758)	(568,429)

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Operations

On April 8, 2013, Charter Financial Corporation, a Maryland corporation (“Charter Financial” or the “Company”), completed its conversion and reorganization pursuant to which First Charter, MHC, our federally chartered mutual holding company, was converted to the stock holding company form of organization. Charter Financial sold 14,289,429 shares of common stock at $10.00 per share, for gross offering proceeds of $142.9 million in its stock offering. CharterBank (the “Bank”), as of April 8, 2013, is 100% owned by Charter Financial and Charter Financial is 100% owned by public stockholders. Concurrent with the completion of the offering, shares of common stock of Charter Financial Corporation, the former federally chartered corporation (“Charter Federal”), were converted into the right to receive 1.2471 shares of Charter Financial’s common stock for each share of Charter Federal common stock that was owned immediately prior to completion of the transaction. Cash in lieu of fractional shares was paid based on the offering price of $10.00 per share. As a result of the offering and the exchange on April 8, 2013, Charter Financial had 22,752,214 shares outstanding. Also, as of April 8, 2013, Charter Federal and First Charter, MHC ceased to exist. As part of the elimination, the net asset position of First Charter, MHC, in the amount of $229,564, was assumed by Charter Financial. Any reference to the Company following April 8, 2013 refers to Charter Financial Corporation, a Maryland corporation. In regards to weighted average shares outstanding, share and per share amounts held by the public prior to April 8, 2013, have been restated to reflect the completion of the second-step conversion at a conversion ratio of 1.2471 unless noted otherwise.

Note 2: Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Charter Financial Corporation and subsidiary include the accounts of the Company and the Bank as of December 31, 2013 and September 30, 2013 (derived from audited financial statements), and for three-month periods ended December 31, 2013 and 2012. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three-month period ended December 31, 2013 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the estimates used for fair value acquisition accounting and the Federal Deposit Insurance Corporation receivable for loss sharing agreements, estimate of expected cash flows on purchased impaired and other acquired loans, and the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, collateralized mortgage-backed securities and collateralized mortgage obligations. Certain reclassifications of prior fiscal year balances have been made to conform to classifications used in the current fiscal year. These reclassifications did not change net income or stockholders' equity.

Note 3: Recent Accounting Pronouncements

In February 2013, the FASB issued an update to the accounting standards to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update was effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this update increased disclosures within Note 4 of the financial statements.

Note 4: Securities Available for Sale

Securities available for sale are summarized as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other Investment Securities:
Tax-free municipals	$20,766,800	$42,580	$(60)	$20,809,320
Mortgage-backed securities:
FNMA certificates	115,041,868	454,383	(3,312,370)	112,183,881
GNMA certificates	1,624,392	121,618	—	1,746,010
FHLMC certificates	51,428,960	180,885	(903,537)	50,706,308
Collateralized mortgage-backed securities:
FNMA	7,179,514	64,392	—	7,243,906
Collateralized mortgage obligations:
FNMA	1,774,487	50,531	—	1,825,018
FHLMC	346,195	32,901	—	379,096
Private-label mortgage securities: (1)
Investment grade	1,884,040	15,726	(76,093)	1,823,673
Split rating (2)	1,180,579	—	(39,156)	1,141,423
Non-investment grade	10,566,732	—	(361,119)	10,205,613
Total	$211,793,567	$963,016	$(4,692,335)	$208,064,248
________________________________

(1)	Credit ratings are current as of December 31, 2013.

(2)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Tax-free municipals	$14,897,685	$16,733	$(826)	$14,913,592
U.S. government sponsored entities	5,025,898	4,145	—	5,030,043
Mortgage-backed securities:
FNMA certificates	118,466,995	526,825	(2,692,511)	116,301,309
GNMA certificates	1,727,789	117,828	—	1,845,617
FHLMC certificates	53,419,411	330,921	(584,915)	53,165,417
Collateralized mortgage-backed securities:
FNMA	7,189,766	66,719	—	7,256,485
Collateralized mortgage obligations:
FNMA	2,207,643	66,727	—	2,274,370
FHLMC	372,444	35,410	—	407,854
Private-label mortgage securities:
Investment grade	2,010,627	29,388	(90,020)	1,949,995
Split rating (1)	1,292,942	—	(54,434)	1,238,508
Non-investment grade	11,294,468	—	(559,251)	10,735,217
Total	$217,905,668	$1,194,696	$(3,981,957)	$215,118,407
______________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the municipal bonds in the table below are pre-funded and are expected to be prepaid before contractual maturity.

	Amortized Cost	Estimated Fair Value

Less than 1 year	$—	$—
1-5 years	3,958,566	3,963,544
Greater than 5 years	16,808,234	16,845,776
Mortgage-backed securities	191,026,767	187,254,928
Total	$211,793,567	$208,064,248

Proceeds from called or matured securities available for sale during the three months ended December 31, 2013 and 2012, were $6.0 million and $7.1 million, respectively. There were no sales of securities for the three months ended December 31, 2013. Proceeds from sales for the three months ended December 31, 2012 were $14.0 million with gross realized gains on these sales of $219,913. There were no losses realized for the three months ended December 31, 2012.

Securities available for sale with an aggregate carrying amount of $133.4 million and $149.2 million at December 31, 2013 and September 30, 2013, respectively, were pledged to secure FHLB advances.

Securities available for sale that had been in a continuous unrealized loss position for less than 12 months at December 31, 2013 are as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FHLMC certificates	$46,770,929	$(903,537)	$45,867,392
FNMA certificates	97,713,618	(3,312,370)	94,401,248
Collateralized mortgage obligations:
Private-label mortgage securities	3,575,351	(95,153)	3,480,198
Total	$148,059,898	$(4,311,060)	$143,748,838

	September 30, 2013
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Tax-free municipals	$722,803	$(51)	$722,752
Mortgage-backed securities:
FHLMC certificates	21,328,101	(584,915)	20,743,186
FNMA certificates	92,575,581	(2,692,511)	89,883,070
Collateralized mortgage obligations:
Private-label mortgage securities	3,764,878	(147,843)	3,617,035
Total	$118,391,363	$(3,425,320)	$114,966,043

Securities available for sale that had been in a continuous unrealized loss position for greater than 12 months at December 31, 2013 and September 30, 2013 are as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Tax-free municipals	$130,589	$(60)	$130,529
Collateralized mortgage obligations:
Private-label mortgage securities	9,274,147	(381,215)	8,892,932
Total	$9,404,736	$(381,275)	$9,023,461

	September 30, 2013
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Tax-free municipals	$253,404	$(775)	$252,629
Collateralized mortgage obligations:
Private-label mortgage securities	9,971,596	(555,862)	9,415,734
Total	$10,225,000	$(556,637)	$9,668,363

At December 31, 2013 the Company had approximately $477,000 of gross unrealized losses on private-label mortgage securities with aggregate amortized cost of approximately $12.8 million. During the quarter ended December 31, 2013 the Company did not record any other than temporary impairment charges. Other than previously stated, the Company is projecting that it will receive all contractual cash flows so there is no break in yield or additional other than temporary impairment.

Regularly, the Company performs an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired other-than-temporarily. The assessment considers many factors including the severity and duration of the impairment, the Company’s intent and ability to hold the security for a period of time sufficient for recovery in value, recent events specific to the industry, and current characteristics of each security such as delinquency and foreclosure levels, credit enhancements, and projected losses and loss coverage ratios. It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future include but are not limited to, deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity. All of these securities were evaluated for other-than-temporary impairment based on an analysis of the factors and characteristics of each security as previously enumerated. The Company considers these unrealized losses to be temporary impairment losses primarily because of continued sufficient levels of credit enhancements and credit coverage levels of less senior tranches to tranches held by the Company. The Company analyzed its investment portfolio as of December 31, 2013 for compliance with the new bank investment criteria under the Volcker Rule. The Company does not believe it currently holds any investments affected by the Volcker Rule.

The following table summarizes the changes in the amount of credit losses on the Company’s investment securities recognized in earnings for the three months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31,
	2013	2012

Beginning balance of credit losses previously recognized in earnings	$380,446	$380,446
Amount related to credit losses for securities for which an other-than-temporary impairment was not previously recognized in earnings	—	—
Amount related to credit losses for securities for which an other-than-temporary impairment was previously recognized in earnings	—	—
Ending balance of cumulative credit losses recognized in earnings	$380,446	$380,446

The following table shows issuer-specific information, including current par value, book value, fair value, credit rating and unrealized gain (loss) for the Company's portfolio of non-agency collateralized mortgage obligations as of December 31, 2013:

Cusip	Description	Credit Rating (1)			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Book Value	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch	(dollars in thousands)
Investment Grade
36228FQF6	GSR 2003-4F 1A2	n/a	AA+	A	$—	$243	$243	$245	$2
55265KL80	MASTR 2003-8 4A1	n/a	A+	AAA	—	542	539	553	14
86359BVF5	SARM 2004-6 3A3	n/a	A+	n/a	—	1,102	1,102	1,026	(76)
	Total				$—	$1,887	$1,884	$1,824	$(60)
Split Rating
17307GDL9	CMLTI 2004-HYB1 A31	B1	n/a	BBB	$—	$1,181	$1,181	$1,141	$(40)
	Total				$—	$1,181	$1,181	$1,141	$(40)
Non-Investment Grade
576433UQ7	MARM 2004-13 B1	NR	CCC	n/a	$380	$4,309	$3,929	$3,663	$(266)
576433VN3	MARM 2004-15 4A1	B3	n/a	CCC	—	2,395	2,395	2,339	(56)
576433QD1	MARM 2004-7 5A1	Ba3	BB	n/a	—	4,243	4,243	4,204	(39)
	Total				$380	$10,947	$10,567	$10,206	$(361)
	Grand Total				$380	$14,015	$13,632	$13,171	$(461)
______________________________

(1)	Credit ratings are current as of December 31, 2013.

Changes in accumulated other comprehensive income by component for the three months ended December 31, 2013 are shown in the table below. All amounts are net of tax. The line item affected in the consolidated statements of income by the reclassified amounts is gain on securities available for sale.

Unrealized Losses on Available-for-Sale Securities
Three Months Ended December 31, 2013

Beginning balance	$(1,839,593)
Other comprehensive loss before reclassifications	(621,758)
Amounts reclassified from accumulated other comprehensive loss	—
Net current-period other comprehensive loss	(621,758)
Ending balance	$(2,461,351)

Note 5: Loans Receivable

Loans not covered by loss share agreements are summarized as follows:

	December 31, 2013	September 30, 2013
Loans not covered by loss sharing agreements:
1-4 family residential real estate	$133,330,740	$124,571,147
Commercial real estate	267,817,681	269,609,005
Commercial	22,793,335	23,773,942
Real estate construction	45,199,612	44,653,355
Consumer and other	16,908,814	17,544,816
Loans receivable, net of undisbursed proceeds of loans in process	486,050,182	480,152,265
Less:
Unamortized loan origination fees, net	1,089,621	1,100,666
Allowance for loan losses	8,494,412	8,188,896
Total loans not covered, net	$476,466,149	$470,862,703

The carrying amount of covered loans at December 31, 2013 and September 30, 2013, consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following tables.

	December 31, 2013
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$4,235,189	$5,898,195	$10,133,384
Commercial real estate	43,961,228	52,744,845	96,706,073
Commercial	2,748,131	3,133,792	5,881,923
Real estate construction	—	—	—
Consumer and other	491,899	2,582,353	3,074,252
Loans receivable, gross	51,436,447	64,359,185	115,795,632
Less:
Nonaccretable difference	6,832,140	1,656,368	8,488,508
Allowance for covered loan losses	547,875	2,886,858	3,434,733
Accretable discount	2,591,684	970,093	3,561,777
Discount on acquired performing loans	—	185,012	185,012
Unamortized loan origination fees, net	—	25,107	25,107
Total loans covered, net	$41,464,748	$58,635,747	$100,100,495

	September 30, 2013
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$4,316,008	$6,285,647	$10,601,655
Commercial real estate	46,170,021	61,572,581	107,742,602
Commercial	2,844,456	4,039,892	6,884,348
Real estate construction	—	—	—
Consumer and other	500,382	2,894,282	3,394,664
Loans receivable, gross	53,830,867	74,792,402	128,623,269
Less:
Nonaccretable difference	7,757,070	3,076,192	10,833,262
Allowance for covered loan losses	705,446	3,218,832	3,924,278
Accretable discount	3,508,430	1,164,941	4,673,371
Discount on acquired performing loans	—	177,858	177,858
Unamortized loan origination fees, net	—	22,910	22,910
Total loans covered, net	$41,859,921	$67,131,669	$108,991,590

The following table documents changes in the accretable discount on acquired FAS ASC 310-30 loans during the three months ended December 31, 2013 and the year ended September 30, 2013:

	Impaired Loans At Acquisition	All Other Acquired Loans	Total Covered Loans

Balance, September 30, 2012	$9,869,297	$3,055,050	$12,924,347
Loan accretion	(6,834,946)	(1,957,057)	(8,792,003)
Transfer from nonaccretable difference	474,079	66,948	541,027
Balance, September 30, 2013	3,508,430	1,164,941	4,673,371
Loan accretion	(916,746)	(275,236)	(1,191,982)
Transfer from nonaccretable difference	—	80,388	80,388
Balance, December 31, 2013	$2,591,684	$970,093	$3,561,777

The following is a summary of transactions during the three months ended December 31, 2013 and 2012 in the allowance for loan losses on loans covered by loss sharing:

	Three Months Ended December 31,
	2013	2012

Balance, beginning of period	$3,924,278	$10,340,815
Loans charged off (gross)	(191,033)	(2,717,463)
Recoveries on loans previously charged off	229,170	10,650
(Benefit) provision for loan losses (reversed) charged to FDIC receivable	(529,798)	1,230,250
Provision for loan losses charged to operations	2,116	94,750
Balance, end of period	$3,434,733	$8,959,002

The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate owned during the three months ended December 31, 2013 and the year ended September 30, 2013:

	Three Months Ended December 31, 2013	Year Ended September 30, 2013

Balance, beginning of period	$29,941,862	$35,135,533
Payments received from FDIC	(2,846,734)	(480,550)
Accretion of fair value adjustment	135,258	675,696
Impairment	(225,000)	(642,461)
Recovery of previous loss reimbursements	(590,392)	(12,847,769)
Reduction in previous loss estimates	(2,193,100)	(3,426,783)
Provision for estimated losses on covered assets recognized in noninterest expense	277,574	7,691,463
External expenses qualifying under loss sharing agreements	833,347	3,836,733
Balance, end of period	$25,332,815	$29,941,862

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

Commercial real estate loans are generally made by the Company to Georgia, Alabama or Florida Panhandle entities and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2013, approximately 30.3% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.

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

The majority of the Company’s non-mortgage loans consist of consumer loans, including loans on deposits, second mortgage loans, home equity lines of credit, auto loans and various other installment loans. The Company primarily offers consumer loans (excluding second mortgage loans and home equity lines of credit) as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. The Company’s consumer lending generally follows accepted industry standards for non sub-prime lending, including credit scores and debt to income ratios. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement. At December 31, 2013, the Company had $11.6 million of home equity lines of credit and second mortgage loans not covered by FDIC loss sharing agreements (“loss sharing”).

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

Nonaccrual and Past Due Loans. Nonaccrual loans not covered by loss sharing, segregated by class of loans were as follows:

	December 31, 2013	September 30, 2013

1-4 family residential real estate	$1,510,330	$1,507,760
Commercial real estate	3,231,911	1,120,938
Commercial	152,775	161,036
Consumer and other	80,063	84,208
Total	$4,975,079	$2,873,942

An age analysis of past due loans not covered by loss sharing, segregated by class of loans at December 31, 2013 and September 30, 2013 were as follows:

December 31, 2013

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days Accruing
1-4 family residential real estate	$1,271,681	$—	$1,271,681	$132,059,059	$133,330,740	$—
Commercial real estate	4,083,721	823,930	4,907,651	262,910,030	267,817,681	—
Commercial	115,370	—	115,370	22,677,965	22,793,335	—
Real estate construction	—	—	—	45,199,612	45,199,612	—
Consumer and other	315,293	—	315,293	16,593,521	16,908,814	—
	$5,786,065	$823,930	$6,609,995	$479,440,187	$486,050,182	$—

September 30, 2013

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days Accruing
1-4 family residential real estate	$1,116,477	$47,283	$1,163,760	$123,407,387	$124,571,147	$47,283
Commercial real estate	524,803	836,510	1,361,313	268,247,692	269,609,005	—
Commercial	113,019	—	113,019	23,660,923	23,773,942	—
Real estate construction	37,312	—	37,312	44,616,043	44,653,355	—
Consumer and other	144,990	—	144,990	17,399,826	17,544,816	—
	$1,936,601	$883,793	$2,820,394	$477,331,871	$480,152,265	$47,283

An age analysis of past due loans covered by loss sharing, segregated by class of loans at December 31, 2013 and September 30, 2013 were as follows:

December 31, 2013

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans (1)	Loans > 90 Days Accruing (2)
1-4 family residential real estate	$423,417	$822,683	$1,246,100	$7,678,763	$8,924,863	$822,683
Commercial real estate	2,432,553	6,981,337	9,413,890	78,688,317	88,102,207	6,981,337
Commercial	660,977	768,899	1,429,876	3,143,090	4,572,966	768,899
Consumer and other	70,527	87,837	158,364	2,113,991	2,272,355	87,837
	$3,587,474	$8,660,756	$12,248,230	$91,624,161	$103,872,391	$8,660,756
__________________________________

(1)
Covered loan balances are net of nonaccretable differences and allowance for covered loan losses and have not been reduced by $3,746,789 of accretable discounts and discounts on acquired performing loans.

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
__________________________________

(1)
Covered loan balances are net of nonaccretable differences and allowance for covered loan losses and have not been reduced by $4,851,229 of accretable discounts and discounts on acquired performing loans.

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

Impaired loans not covered by loss sharing, segregated by class of loans were as follows:

December 31, 2013

				Three Months Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$1,569,836	$1,942,952	$—	$1,604,607	$17,463
Commercial real estate	11,572,702	13,578,757	—	12,138,602	151,147
Commercial	341,064	364,223	—	1,001,050	9,660
Real estate construction	—	—	—	—	—
Grand Total:	$13,483,602	$15,885,932	$—	$14,744,259	$178,270

There were no recorded allowances for impaired loans not covered by loss sharing at December 31, 2013. The recorded investment in accruing troubled debt restructured loans at December 31, 2013 totaled $8,588,586 and is included in the impaired loan table above.

September 30, 2013

				Year Ended September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$1,614,765	$1,931,968	$—	$1,699,236	$5,901
Commercial real estate	11,863,525	14,090,218	—	13,561,174	583,465
Commercial	1,661,036	1,681,641	—	2,299,878	74,935
Real estate construction	—	—	—	—	—
Grand Total:	$15,139,326	$17,703,827	$—	$17,560,288	$664,301

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

The following table presents the risk grades of the loan portfolio not covered by loss sharing, segregated by class of loans:

December 31, 2013

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$132,662,937	$239,387,222	$19,945,438	$45,174,826	$16,869,798	$454,040,221
Special Mention (5)	—	2,009,438	983,369	—	—	2,992,807
Substandard (6)	667,803	26,421,021	1,864,528	24,786	39,016	29,017,154
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total not covered loans	$133,330,740	$267,817,681	$22,793,335	$45,199,612	$16,908,814	$486,050,182

September 30, 2013

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$117,274,336	$245,346,763	$20,708,908	$44,628,569	$16,756,882	$444,715,458
Special Mention (5)	2,438,309	2,094,817	996,970	—	471,186	6,001,282
Substandard (6)	4,858,502	22,167,425	2,068,064	24,786	315,848	29,434,625
Doubtful (7)	—	—	—	—	900	900
Loss (8)	—	—	—	—	—	—
Total not covered loans	$124,571,147	$269,609,005	$23,773,942	$44,653,355	$17,544,816	$480,152,265

The following table presents the risk grades, ignoring grade enhancement provided by the FDIC loss sharing, of the loan portfolio covered by loss sharing agreements, segregated by class of loans at December 31, 2013 and September 30, 2013. Numerical risk ratings 5-8 constitute classified assets for regulatory reporting; however regulatory authorities consider the FDIC loss sharing percentage of either 80% or 95%, as applicable, as a reduction of the regulatory classified balance for covered loans. With respect to classified assets covered by loss sharing agreements, numerical risk ratings 5-8, for regulatory reporting purposes are done under FDIC guidance reporting the Bank’s non-reimbursable amount of the book balance of the loans as classified. The remaining reimbursable portion is classified as pass, numerical risk ratings 1-4.

December 31, 2013

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Numerical risk rating (1-4)	$6,383,481	$41,777,224	$2,415,343	$—	$2,094,057	$52,670,105
Numerical risk rating (5)	151,024	13,500,374	580,448	—	—	14,231,846
Numerical risk rating (6)	2,390,358	31,065,252	973,534	—	178,298	34,607,442
Numerical risk rating (7)	—	1,759,357	603,641	—	—	2,362,998
Numerical risk rating (8)	—	—	—	—	—	—
Total covered loans (1)	$8,924,863	$88,102,207	$4,572,966	$—	$2,272,355	$103,872,391
__________________________________

(1)
Covered loan balances are net of nonaccretable differences and allowances for covered loan losses and have not been reduced by $3,746,789 of accretable discounts and discounts on acquired performing loans.

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
__________________________________

(1)
Covered loan balances are net of nonaccretable differences and allowances for covered loan losses and have not been reduced by $4,851,229 of accretable discounts and discounts on acquired performing loans.

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

Through the FDIC-assisted acquisitions of the loans of Neighborhood Community Bank (“NCB”), McIntosh Commercial Bank (“MCB”) and First National Bank of Florida (“FNB”), management established nonaccretable discounts for the acquired impaired loans and also for all other loans of MCB. These nonaccretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, management continues to assess the experience of actual cash flows compared to estimates. When management determines that nonaccretable discounts are insufficient to cover expected losses in the applicable covered loan portfolios, the allowance for covered loans is increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on loss sharing indemnification.

The Company maintained its allowance for loan losses for the quarter ended December 31, 2013 in response to continued weak economic conditions, net charge-offs, financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. The following table details the allowance for loan losses on loans not covered by loss sharing by portfolio segment for the quarters ended December 31, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

The following tables are a summary of transactions in the allowance for loan losses on loans not covered by loss sharing by portfolio segment:

	Three Months Ended December 31, 2013
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$862,043	$5,446,357	$455,833	$387,302	$124,717	$912,644	$8,188,896
Charge-offs	(41,409)	—	(22,035)	—	(4,550)	—	(67,994)
Recoveries	—	61,120	10,010	—	2,380	—	73,510
(Credit) provision	(80,870)	495,487	240,777	(24,711)	(68,480)	(262,203)	300,000
Balance at end of period	$739,764	$6,002,964	$684,585	$362,591	$54,067	$650,441	$8,494,412
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance	$133,330,740	$267,817,681	$22,793,335	$45,199,612	$16,908,814		$486,050,182
Ending balance: individually evaluated for impairment	$1,569,836	$11,572,702	$341,064	$—	$—		$13,483,602

	Three Months Ended December 31, 2012
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$879,854	$5,480,132	$711,594	$287,129	$79,627	$751,559	$8,189,895
Charge-offs	(46,270)	(124,365)	—	—	(7,479)	—	(178,114)
Recoveries	7,606	57,856	4,334	—	778	—	70,574
Provision (credit)	137,418	276,825	(355,493)	192,101	73,478	(24,329)	300,000
Balance at end of period	$978,608	$5,690,448	$360,435	$479,230	$146,404	$727,230	$8,382,355
Ending balance: individually evaluated for impairment	$—	$23,092	$14,923	$—	$—		$38,015
Loans:
Ending balance	$103,707,236	$249,612,987	$17,820,303	$46,772,520	$17,897,522		$435,810,568
Ending balance: individually evaluated for impairment	$2,244,408	$12,010,438	$2,707,794	$5,825	$—		$16,968,465

The following tables detail the nonaccretable discount and allowance for loan losses on loans covered by loss sharing by portfolio segment:

	Three Months Ended December 31, 2013
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Nonaccretable differences: (1)
Balance at beginning of period	$1,257,419	$10,606,752	$1,787,844	$—	$1,105,525	$14,757,540
Charge-offs	(54,490)	(341,657)	(82,548)	—	(95,796)	(574,491)
Recoveries	730	12,759	4,585	—	643	18,717
Reduction in previous loss estimates credited to FDIC receivable	—	(1,377,500)	(285,000)	—	(801)	(1,663,301)
Provision for loan losses charged to FDIC receivable	—	(237,500)	(95,000)	—	(197,298)	(529,798)
Provision (credit) for loan losses charged to operations	4,862	13,511	(5,924)	—	(10,333)	2,116
Transfer to accretable discount	—	(72,500)	(15,000)	—	(42)	(87,542)
Balance at end of period	$1,208,521	$8,603,865	$1,308,957	$—	$801,898	$11,923,241
Covered loans:
Ending contractual balance	$10,133,384	$96,706,073	$5,881,923	$—	$3,074,252	$115,795,632
______________________________

(1)	Amounts include the allowance for covered loan losses.

	Three Months Ended December 31, 2012
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Nonaccretable differences: (1)
Balance at beginning of period	$2,010,709	$17,485,206	$8,342,754	$538,355	$1,345,963	$29,722,987
Charge-offs	(541,943)	(1,913,367)	(2,775,183)	(536,407)	(105,498)	(5,872,398)
Recoveries	2,652	207,303	4,629	1,000	554	216,138
Provision for loan losses charged to FDIC receivable	33,250	299,250	855,000	—	42,750	1,230,250
Provision for loan losses charged to operations	16,342	27,689	48,148	536	2,035	94,750
Balance at end of period	$1,521,010	$16,106,081	$6,475,348	$3,484	$1,285,804	$25,391,727
Covered loans:
Ending contractual balance	$13,669,173	$143,935,126	$21,234,682	$1,434,345	$5,452,776	$185,726,102
__________________________________

(1)	Amounts include the allowance for covered loan losses.

For the three month period ended December 31, 2013 and 2012 the following tables present a breakdown of the types of concessions determined to be troubled debt restructurings (“TDRs”) during the period by loan class:

	Accruing Loans			Nonaccrual Loans
	Three Months Ended December 31, 2013			Three Months Ended December 31, 2013
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
Commercial Real Estate	1	$552,961	$552,961	—	$—	$—
Total	1	$552,961	$552,961	—	$—	$—

	Accruing Loans			Nonaccrual Loans
	Three Months Ended December 31, 2012			Three Months Ended December 31, 2012
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
Commercial Real Estate	—	$—	$—	1	$80,462	$41,080
Total	—	$—	$—	1	$80,462	$41,080

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

As of December 31, 2013 and 2012, loans with a balance of $0 and $42,000 were modified as troubled debt restructurings and subsequently defaulted within twelve months after their restructure.

Note 6: Derivative Instruments and Hedging Activities

Previously, the Bank entered into interest rate swap contracts in connection with its hedging of specific loans. As of December 31, 2012, the Bank had entered into interest rate swaps totaling approximately $4.5 million using a receive-variable swap to mitigate the exposure to changes in the fair value attributable to the benchmark interest rate (fixed rate) and the hedged items (loans receivable) from the effective date of the hedged instruments. During the quarter ended September 30, 2013, the Company closed out its interest rate contract with an unwind date of August 26, 2013. A gain position of $189,054 was realized on the termination of this contract which is accreting into income as an adjustment to yield over the remaining life of the loans.

Note 7: Income Per Share

Basic net income per share for the three months ended December 31, 2013 and 2012 was computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less unallocated ESOP shares and less treasury shares in 2012.

Diluted net income per share for the three months ended December 31, 2013 and 2012 was computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options and unvested restricted stock, determined using the treasury stock method.

Share and share amounts held by the public prior to April 8, 2013 have been restated to reflect the completion of the second-step conversion on April 8, 2013 using a conversion ratio of 1.2471.

	Three Months Ended December 31,
	2013	2012
Numerator:
Net income	$1,637,068	$2,334,287
Denominator:
Weighted average common shares outstanding	22,006,657	19,375,531
Common stock equivalents	521,180	49,744
Diluted shares	22,527,837	19,425,275
Net income per share:
Basic	$0.07	$0.12
Diluted	$0.07	$0.12

For the three months ended December 31, 2013 and 2012 there were 142,523 and 19,950, respectively, of dilutive stock options. For the three months ended December 31, 2013 and 2012 there were 378,657 and 29,794 shares, respectively, of unvested restricted stock which were also dilutive. The Company excluded from the calculations of diluted earnings per share for the three month periods ended December 31, 2013 and 2012, 971,680 and 420,927 shares, respectively, which were subject to options issued with exercise prices in excess of the average market value per share during those periods.

Note 8: Real Estate Owned

The following is a summary of transactions in real estate owned:

Non-covered real estate owned:
	Three Months Ended	Year Ended
	December 31, 2013	September 30, 2013

Balance, beginning of period	$1,615,036	$2,106,757
Real estate acquired through foreclosure of loans receivable	97,013	1,540,046
Real estate sold	(540,085)	(1,542,186)
Write down of real estate owned	(121,898)	(611,054)
Gain on sale of real estate owned	3,340	121,473
Balance, end of period	$1,053,406	$1,615,036

Covered real estate owned:
	Three Months Ended	Year Ended
	December 31, 2013	September 30, 2013

Balance, beginning of period	$14,068,846	$21,903,204
Real estate acquired through foreclosure of loans receivable	668,626	15,771,880
Real estate sold	(3,598,656)	(20,260,362)
Gain on real estate sold recognized in noninterest expense	15,420	460,189
Gain on real estate sold payable to (receivable from ) the FDIC	143,794	4,214,243
Provision for losses on real estate owned recognized in noninterest expense	(78,267)	(1,072,288)
Increase of FDIC receivable for loss sharing agreements	(277,574)	(6,948,020)
Balance, end of period	$10,942,189	$14,068,846

Note 9: Employee Benefits

The Company has a 2002 stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. For options granted under the 2002 stock option plan, when granted, the options vest over periods up to 4 or 5 years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 882,876 shares for the plan of which 68,154 have been issued or retired upon the exercise of the option granted under the plan, 660,059 are granted and outstanding and no shares are available to be granted at December 31, 2013 within this plan. All share and share amounts related to employee benefits have been updated to reflect the completion of the second-step conversion on April 8, 2013 at a conversion ratio of 1.2471.

In addition to the plan above, on December 19, 2013, the Company's stockholders approved the 2013 Equity Incentive Plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest over periods no less than 5 years from grant date or upon death or disability. All options must be exercised within a 10 year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 1,428,943 shares for the plan of which 971,680 were granted and outstanding during the quarter ended December 31, 2013, with the remaining 457,263 shares available to be granted at December 31, 2013.

The fair value of the 971,680 options granted during the quarter ended December 31, 2013, was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

971,680 Options

Risk-free interest rate	1.71%
Dividend yield	1.85%
Expected life at date of grant (months)	66 months
Volatility	20.75%
Weighted average grant-date fair value	$1.86

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)

Options outstanding - September 30, 2013	660,059	$8.44	6
Option exercised	—	—	—
Options forfeited	—	—	—
Options granted	971,680	10.89	10
Options outstanding - December 31, 2013	1,631,739	$9.90	8
Options exercisable - December 31, 2013	1,600	$10.20	—

The stock price at December 31, 2013 was greater than the exercise prices on 660,059 options outstanding and therefore had an intrinsic value of $1,534,978.

Stock option expense was $52,082 and $32,083 for the three months ended December 31, 2013 and 2012, respectively. The following table summarizes information about the options outstanding at December 31, 2013:

Number of shares outstanding at December 31, 2013	Remaining contractual life in years	Exercise price per share

397,545	5	$8.82
174,594	7	$8.18
66,720	7	$7.22
16,212	8	$7.34
4,988	8	$7.79
971,680	10	$10.89
1,631,739

The Company has a recognition and retention plan which has granted 14,965 shares of restricted stock to key employees and directors. As of December 31, 2013, these shares remain in the trust and have not yet vested.

In addition to the above, the Company implemented the 2013 Equity Incentive Plan as described above, which has 571,577 shares authorized, and during the current quarter granted 360,092 shares of restricted stock to key employees and directors. The remaining 211,485 shares are available to be granted at December 31, 2013.

	Shares	Weighted average grant date fair value per award

Unvested restricted stock awards-September 30, 2013	14,965	$8.18
Granted	360,092	10.89
Vested	—	—
Canceled or expired	—	—
Unvested restricted stock awards-December 31, 2013	375,057	$10.78

Grants between January 1, 2009 and December 1, 2013 will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement at age 65. Grants subsequent to December 1, 2013 will be expensed to the scheduled vesting.

Note 10: Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At December 31, 2013, commitments to extend credit and standby letters of credit totaled $72.2 million. The Company does not anticipate any material losses as a result of these transactions.

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management, none of these matters should have a material adverse effect on the Company’s financial position or results of operation.

Note 11: Fair Value of Financial Instruments and Fair Value Measurement

Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The

Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the three months ended December 31, 2013, there were no transfers between levels.

At December 31, 2013, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S government sponsored entities, mortgage-backed securities, collateralized mortgage-backed securities and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. These are inputs used by a third-party pricing service used by the Company. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.

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

Previously, the Company used interest-rate swaps to provide long-term fixed rate funding to its customers. The majority of these derivatives were exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilized the exchange price or dealer market price for the particular derivative contract. Therefore, these derivative contracts were classified as Level 2. The Company utilized an independent third party valuation company to validate the dealer prices. In cases where significant credit valuation adjustments were incorporated into the estimation of fair value, reported amounts were considered as Level 3 inputs. The Company also utilized this approach to estimate its own credit risk on derivative liability positions. To date, the Company has not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. As of September 30, 2013, the Company exited its interest rate swap contracts (see Note 6 - Derivative Instruments and Hedging Activities for additional detail).

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2013
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Tax free municipals	$20,809,320	$—	$20,809,320	$—
Mortgage–backed securities:
FNMA certificates	112,183,881	—	112,183,881	—
GNMA certificates	1,746,010	—	1,746,010	—
FHLMC certificates	50,706,308	—	50,706,308	—
Collateralized mortgage-backed securities:
FNMA	7,243,906	—	7,243,906	—
Collateralized mortgage obligations:
FNMA	1,825,018	—	1,825,018	—
FHLMC	379,096	—	379,096	—
Private-label mortgage securities:
Investment grade	1,823,673	—	1,823,673	—
Split rating (1)	1,141,423	—	1,141,423	—
Non-investment grade	10,205,613	—	10,205,613	—
Total investment securities available for sale	208,064,248	—	208,064,248	—
Assets held for sale	1,744,584	—	—	1,744,584
Total recurring assets at fair value	$209,808,832	$—	$208,064,248	$1,744,584
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2013
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Tax free municipals	$14,913,592	$—	$14,913,592	$—
U.S. government sponsored entities	5,030,043	—	5,030,043	—
Mortgage–backed securities:
FNMA certificates	116,301,309	—	116,301,309	—
GNMA certificates	1,845,617	—	1,845,617	—
FHLMC certificates	53,165,417	—	53,165,417	—
Collateralized mortgage-backed securities:
FNMA	7,256,485	—	7,256,485	—
Collateralized mortgage obligations:
FNMA	2,274,370	—	2,274,370	—
FHLMC	407,854	—	407,854	—
Private-label mortgage securities:
Investment grade	1,949,995	—	1,949,995	—
Split rating (1)	1,238,508	—	1,238,508	—
Non-investment grade	10,735,217	—	10,735,217	—
Total investment securities available for sale	215,118,407	—	215,118,407	—
Assets held for sale	1,744,584	—	—	1,744,584
Total recurring assets at fair value	$216,862,991	$—	$215,118,407	$1,744,584
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.
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

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis is as follows:

	Three Months Ended December 31, 2013	Year Ended September 30, 2013

Fair value, beginning balance	$1,744,584	$1,054,280
Purchases	—	—
Sales	—	—
Settlements	—	—
Change in unrealized loss recognized in other comprehensive income	—	—
Valuation loss recognized in noninterest expense	—	(467,841)
Total realized losses included in income	—	—
Transfers in and/or out of level 3	—	1,158,145
Fair value, ending balance	$1,744,584	$1,744,584

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

		Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
December 31, 2013
Impaired loans:
Not covered under loss share	$3,307,671	$—	$—	$3,307,671
Other real estate owned:
Not covered under loss share	1,053,406	—	—	1,053,406
Covered under loss share	10,942,189	—	—	10,942,189
September 30, 2013
Impaired loans:
Not covered under loss share	3,338,298	—	—	3,338,298
Other real estate owned:
Not covered under loss share	1,615,036	—	—	1,615,036
Covered under loss share	14,068,846	—	—	14,068,846

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

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at December 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	General Range (Discount)			Average Discount
Impaired Loans	$3,307,671	Property appraisals	Management discount for property type and recent market volatility	8%	—	42%	22%
OREO	$11,995,595	Property appraisals	Management discount for property type and recent market volatility	34%	—	51%	47%
Assets Held for Sale	$1,744,584	Valuation analysis	Management discount for property type and recent market volatility	—%	—	50%	34%

Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of December 31, 2013 and September 30, 2013.

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

Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are determined using available market information and specific borrower information. The estimated fair value at December 31, 2013 and September 30, 2013 has been affected by an estimate of liquidity risk of 5.5%.

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

DEPOSITS – The fair value of deposits with no stated maturity, such as noninterest–bearing demand deposits, savings, NOW accounts, and money market and checking accounts, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at December 31, 2013 and at September 30, 2013, the fair value of these commitments is not presented.

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of December 31, 2013 and September 30, 2013 is summarized below:

	December 31, 2013
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$157,267,968	$157,267,968	$157,267,968	$—	$—
Investments available for sale	208,064,248	208,064,248	—	208,064,248	—
FHLB Stock	3,940,300	3,940,300	—	3,940,300	—
Loans receivable, net	576,566,644	561,590,133	—	—	561,590,133
Loans held for sale	3,576,901	3,633,189	—	3,633,189	—
Cash surrender value of life insurance	46,233,582	46,233,582	—	46,233,582	—
FDIC receivable for loss sharing arrangements	25,332,815	25,402,740	—	—	25,402,740
Assets held for sale	1,744,584	1,744,584	—	—	1,744,584
Accrued interest and dividends receivable	2,584,167	2,584,167	—	688,873	1,895,294
Financial liabilities:
Deposits	$737,654,307	$705,243,325	$—	$705,243,325	$—
FHLB advances	60,000,000	65,610,969	—	65,610,969	—
Accrued interest payable	191,835	191,835	—	191,835	—

	September 30, 2013
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$161,452,481	$161,452,481	$161,452,481	$—	$—
Investments available for sale	215,118,407	215,118,407	—	215,118,407	—
FHLB Stock	3,940,300	3,940,300	—	3,940,300	—
Loans receivable, net	579,854,293	549,751,987	—	—	549,751,987
Loans held for sale	1,857,393	1,883,244	—	1,883,244	—
Cash surrender value of life insurance	39,825,881	39,825,881	—	39,825,881	—
FDIC receivable for loss sharing arrangements	29,941,862	29,369,037	—	—	29,369,037
Assets held for sale	1,744,584	1,744,584	—	—	1,744,584
Accrued interest and dividends receivable	2,728,902	2,728,902	—	642,244	2,086,658
Financial liabilities:
Deposits	$751,296,668	$724,702,400	$—	$724,702,400	$—
FHLB advances	60,000,000	66,297,123	—	66,297,123	—
Accrued interest payable	200,173	200,173	—	200,173	—

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended December 31, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities; our incurring higher than expected loan charge-offs with respect to assets acquired in FDIC-assisted acquisitions; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and changes in our organization, compensation and benefit plans. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013 under Part I Item 1A.- “Risk Factors,” and in the Company’s other filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities, collateralized mortgage-backed securities, collateralized mortgage obligations and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances.

Our principal business consists of attracting deposits from the general public and investing those funds primarily in loans. We make commercial real estate loans, loans secured by first mortgages on owner-occupied, one- to four-family residences, consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, construction loans secured by one- to four-family residences, commercial business loans and multi-family real estate loans. While our primary business is the origination of loans funded through retail deposits, we also invest in certain investment securities and mortgage-backed securities, and use FHLB advances and other borrowings as additional funding sources or contingency funding.

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

During the first three months of fiscal year 2014, the national economy continued to show signs of recovery, as evidenced by increases in consumer spending and the stabilization of the labor market, the housing sector, and financial markets. However, unemployment levels remained elevated and unemployment periods prolonged, housing prices remained depressed and demand for housing was weak, due to distressed sales and tightened lending standards. The local economy continues to experience many of these same negative trends and seems to be lagging the national economy in exhibiting many of the recovery signs mentioned above. In an effort to support mortgage lending and housing market recovery, and to help improve credit conditions overall, the Federal Open Market Committee of the Federal Reserve has maintained the overnight lending rate between zero and 25 basis points since December 2008 and the Federal Reserve has been purchasing mortgage-backed securities and treasuries on a monthly basis although recently they have begun to reduce such purchases.

Net income was $1.6 million for the three months ended December 31, 2013 compared to $2.3 million for the three months ended December 31, 2012, a decrease of $697,000.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, the Company considers its critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, real estate owned, goodwill and other intangible assets, deferred income taxes, receivable from FDIC under loss sharing agreements, and estimation of fair value. There have been no material changes in our critical accounting policies during the three months ended December 31, 2013.

Comparison of Financial Condition at December 31, 2013 and September 30, 2013

Assets. Total assets declined by $9.5 million, or 0.9%, to $1.1 billion at December 31, 2013. Cash and cash equivalents declined by $4.2 million, securities available for sale declined by $7.1 million, FDIC loss share receivable declined by $4.6 million and net loans receivable declined $3.3 million.

Cash and cash equivalents. Cash and cash equivalents declined to $157.3 million at December 31, 2013, down from $161.5 million at September 30, 2013. This decrease was primarily due to a $9.3 million decrease in interest earning deposits in other financial institutions attributable to funding a decrease in customer deposits, partially offset by a $5.1 million increase in cash and amounts due from depository institutions.

Loans. At December 31, 2013, total loans were $576.6 million, or 53.4% of total assets. As indicated by the table below, during the three months ended December 31, 2013, our loan portfolio decreased by $3.3 million, or 0.6%. Loans covered by loss share agreements, net, decreased $8.9 million, or 8.2%, to $100.1 million at December 31, 2013 from $109.0 million at September 30, 2013, as we continue to progress through the resolution process on loss share assets. These decreases were partially offset by an increase in loans not covered by loss share agreements, net, of $5.6 million or 1.2%, to $476.5 million at December 31, 2013 from $470.9 million at September 30, 2013.

Non-covered and Covered Loans, net

	Non-covered (1)	Covered (2)	Total
	(dollars in thousands)
Loan Balances:
December 31, 2013	$476,466	$100,101	$576,567
September 30, 2013	470,863	108,991	579,854
June 30, 2013	443,581	120,712	564,293
March 31, 2013	421,175	131,359	552,534
December 31, 2012	426,370	149,268	575,638
September 30, 2012	427,676	166,228	593,904
June 30, 2012	430,292	186,545	616,837
March 31, 2012	435,424	203,626	639,050
December 31, 2011	432,108	218,623	650,731
__________________________________

(1)	Non-covered loans are shown net of deferred loan fees and allowance for loan losses.

(2)	Covered loans are shown net of deferred loan fees, allowances and accretable discounts.

FDIC Receivable for Loss Share Agreements. As of December 31, 2013, 17.4% of our outstanding principal balance of loans and 91.2% of our other real estate owned assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for 80% or 95%, depending on the contract, of all losses incurred in connection with those assets. We estimated the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and other real estate owned assets, and we recorded the estimate as a receivable from the FDIC. The FDIC receivable for loss share agreements was $25.3 million as of December 31, 2013 and $29.9 million as of September 30, 2013. The decrease in the amount of FDIC receivable was attributable to cash proceeds received from the FDIC during the current quarter along with the $225,000 impairment of the indemnification asset recorded. The balance of the FDIC receivable was also reduced or increased as a result of changes in estimated cash flows to be received from the FDIC from transactions in the covered assets. When these transactions are recorded, we also record our portion of the offsetting amount in our consolidated statements of income. The FDIC receivable is analyzed quarterly for collectability. While the current level of loss expectations support the carrying balance of the FDIC receivable, there is doubt as to the collectability of losses on certain loans and OREO by the end of the commercial loss sharing agreement on the NCB acquisition which expires in the summer of 2014. The current quarter and prior year impairment charges have been based on this analysis and the probability of those expected losses recognized prior to the end of loss share.

Investment Securities Portfolio. At December 31, 2013, our investment securities portfolio totaled $208.1 million, compared to $215.1 million at September 30, 2013. The decrease was primarily attributable to $6.0 million in securities that were called or matured.

During the first three months of fiscal 2014, we had no additional other-than-temporary impairment charges on non-agency collateralized mortgage backed securities. Through December 31, 2013, we had recorded a cumulative $380,000 of other-than-temporary impairment charges with respect to one private label security. No other non-agency collateralized mortgage backed securities in our investment portfolio were other- than- temporarily impaired at December 31, 2013. We have analyzed our investment portfolio as of December 31, 2013 for compliance with the new bank investment criteria under the Volcker Rule. We do not believe it currently holds any investments potentially affected by the Volcker Rule.

Bank Owned Life Insurance.  The total cash surrender values of bank owned life insurance policies at December 31, 2013 and September 30, 2013 were $46.2 million and $39.8 million, respectively. This increase was primarily due to the purchases of additional policies in the amount of $6.1 million.

Deposits. Total deposits decreased $13.6 million, or 1.8%, to $737.7 million at December 31, 2013 from $751.3 million at September 30, 2013. The decrease was caused primarily by a decline in certificates of deposit of $12.6 million. In recent quarters, we have reduced the rates paid on certificates of deposit to better match the level of our interest-bearing liabilities with loans. At December 31, 2013, $732.7 million of deposits were retail deposits and $5.0 million were brokered deposits. Funds on deposit from internet services and brokered deposits are considered as wholesale deposits. The following table shows deposit fees earned and deposit balances by category for the quarter end periods indicated:

		Deposit Balances
	Deposit & Bankcard Fees	Transaction Accounts	Savings	Money Market	Total Core Deposits	Retail Certificates of Deposit	Wholesale Certificates of Deposit	Total Deposits
	(dollars in thousands)
December 31, 2013	$2,256	$295,848	$47,531	$131,010	$474,389	$258,265	$5,000	$737,654
September 30, 2013	2,011	296,453	48,324	130,649	475,426	270,475	5,396	751,297
June 30, 2013	1,915	302,471	49,681	129,078	481,230	280,372	8,179	769,781
March 31, 2013 (1)	1,878	293,143	49,890	131,523	474,556	292,650	13,215	780,421
December 31, 2012	1,950	284,509	48,685	130,151	463,345	312,026	30,747	806,118
September 30, 2012	1,950	275,998	51,192	129,103	456,293	323,105	20,864	800,262
June 30, 2012	1,715	281,358	52,703	133,807	467,868	332,707	20,958	821,533
March 31, 2012	1,620	285,858	55,980	128,996	470,834	353,723	20,951	845,508
December 31, 2011	1,726	266,515	54,055	130,122	450,692	385,926	22,887	859,505
__________________________________

(1)	March 31, 2013 core deposits were reduced by $138.6 million of deposits held by the Bank for stock orders from the second-step conversion which closed April 8, 2013.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Atlanta ("FHLB"). At December 31, 2013 and September 30, 2013, borrowings totaled $60.0 million.

Based upon available investment and loan collateral except cash, additional advances of $178.7 million were available from the Federal Home Loan Bank of Atlanta at December 31, 2013.

At December 31, 2013, approximately $55.2 million of a line of credit was available to us at the Federal Reserve Bank of Atlanta based on loan collateral pledged. The line of credit at the Federal Reserve Bank of Atlanta was not used other than periodic tests to ensure the line was functional.

Stockholders’ Equity. At December 31, 2013, total stockholders’ equity totaled $273.2 million, or $11.88 per net share, a $614,000 decline from September 30, 2013. In addition, tangible book value decreased from $11.81 per share at September 30, 2013 to $11.66 per share at December 31, 2013. The per share decreases were partially due to the decrease in stockholders' equity in conjunction with an increased outstanding share count at quarter end due to shares granted under the recently adopted 2013 Equity Incentive Plan. As previously noted on Form 8-K filed December 19, 2013, we can repurchase up to 571,577 shares of our common stock. During the quarter, we purchased 114,500 shares at a total cost of $1,243,775.

Comparison of Operating Results for the Three Months Ended December 31, 2013 and December 31, 2012

General. Net income decreased $697,000, or 29.9%, to $1.6 million for the quarter ended December 31, 2013 from $2.3 million for the quarter ended December 31, 2012 due to a decrease in net interest income and an increase in noninterest expense, partially offset by an increase in non-interest income. Net interest income decreased $1.3 million, or 14.2%, to $7.7 million for the quarter ended December 31, 2013 from $9.0 million for the quarter ended December 31, 2012 as a result of lower average yields driven largely by declining accretion income on acquired covered loans. For the quarter ended December 31, 2013, our net interest margin decreased to 3.29% from 4.13% for the quarter ended December 31, 2012 due to lower interest rates related to interest-earning assets, including an increase in lower yielding cash and cash equivalents from our capital raise completed on April 8, 2013. The non-covered provision for loan losses was $300,000 for both the quarters ended December 31, 2013 and 2012. Covered provision for loan losses was $2,000 in the quarter ended December 31, 2013 compared to $95,000 for the quarter ended December 31, 2012. Noninterest income increased $905,000, or 28.2%, to $4.1 million for the quarter ended December 31, 2013 from $3.2 million for the quarter ended December 31, 2012 primarily attributable to a true-up receipt from the completion and renegotiation of a processing contract of approximately $1.1 million. Noninterest expense increased by $875,000 to $9.2 million for the quarter ended December 31, 2013 from $8.3 million for the quarter ended December 31, 2012. Noninterest expense was higher primarily due to an increase in the net cost of real estate owned and legal and professional fees.

Interest Income. Total interest income decreased $1.8 million, or 16.2%, to $9.3 million for the quarter ended December 31, 2013 from $11.1 million for the quarter ended December 31, 2012 due primarily to the decrease in interest on loans partially offset by an increase in securities income. Interest on loans decreased $2.0 million, or 19.9%, to $8.2 million for the quarter ended December 31, 2013 as a result of declining yield and a lower average balance on covered loans. The lower average balance was primarily the result of loan repayments and charge-offs on loans covered by loss share agreements. The average yield on loans declined to 5.55% for the quarter ended December 31, 2013 compared to 6.87% for the quarter ended December 31, 2012. Our loans acquired through FDIC acquisitions carry higher yields than our legacy loan portfolio. Due to lower purchase discount accretion in our covered loan portfolio, average yields decreased during the quarter ended December 31, 2013 as compared to the prior year period. Additionally, as our purchase discount accretion declines in future periods, our net interest margin will likely also decline.

Interest on mortgage-backed securities and collateralized mortgage obligations increased $239,000 to $969,000 for the quarter ended December 31, 2013 from $730,000 for the quarter ended December 31, 2012, as a result of a 21 basis point increase in average yield to 2.01% due in part to higher interest rates on newly purchased mortgage-backed securities but primarily attributable to a $30.1 million, or 18.5%, increase in the average balance of such securities to $192.6 million.

Interest on other investment securities, which consisted of agency and municipal securities decreased $36,000 to $19,000 for the quarter ended December 31, 2013 from $55,000 for the quarter ended December 31, 2012 as other investment securities average balances declined $6.7 million to $19.6 million while the average yield decreased to 0.38% for the quarter ended December 31, 2013 from 0.84% for the quarter ended December 31, 2012 as interest rates remained low.

Interest on interest earning deposits increased $33,000 to $85,000 for the quarter ended December 31, 2013 from $52,000 for the quarter ended December 31, 2012 as average balances on interest earning deposits increased $49.3 million due to the investment of cash proceeds from our conversion and stock offering completed on April 8, 2013.

The following table shows selected yield and rate information for the quarter end periods indicated:

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012

Yield on Loans	5.55%	6.14%	6.83%	7.08%	6.87%
Yield on Mortgage Securities	2.01%	1.83%	1.77%	1.84%	1.80%
Yield on Assets	3.95%	4.13%	4.33%	5.00%	5.07%

Cost of Deposits	0.53%	0.55%	0.57%	0.62%	0.68%
Cost of CD's	1.09%	1.11%	1.12%	1.13%	1.20%
Cost of NOW Accounts	0.11%	0.12%	0.13%	0.13%	0.14%
Cost of Rewards Checking	0.25%	0.26%	0.34%	0.37%	0.40%
Cost of Savings	0.03%	0.04%	0.05%	0.05%	0.05%
Cost of MMDA	0.21%	0.21%	0.19%	0.26%	0.29%
Cost of Borrowings	4.34%	4.29%	4.24%	4.10%	4.19%
Cost of Liabilities	0.85%	0.89%	0.90%	0.97%	1.04%

Loan/Deposit Spread	5.02%	5.59%	6.26%	6.46%	6.19%
Asset/Liability Spread	3.10%	3.24%	3.43%	4.03%	4.03%

Interest Expense. Total interest expense decreased $519,000, or 25.2%, to $1.5 million for the quarter ended December 31, 2013 compared to $2.1 million for the quarter ended December 31, 2012. Interest expense declined due to a 19 basis point, or 18.3%, decline in the average cost of interest-bearing liabilities to 0.85% for the quarter ended December 31, 2013 from 1.04% for the quarter ended December 31, 2012, reflecting continued low market interest rates. In addition, the average balance of interest-bearing liabilities decreased by $66.7 million, or 8.4%, to $725.6 million for the quarter ended December 31, 2013 compared to $792.3 million for the quarter ended December 31, 2012 as a result of a reduction in higher cost certificates of deposit acquired in FDIC acquisitions and higher costing FHLB advances that matured and were repaid.

Interest expense on deposits decreased $332,000 or 27.3%, to $885,000 for the quarter ended December 31, 2013 compared to $1.2 million for the quarter ended December 31, 2012. The decrease was due primarily to a 15 basis point decrease in the average cost of deposits to 0.53% for the current quarter compared to 0.68% for the quarter ended December 31, 2012. The decrease in the average cost of deposits was largely due to low market interest rates and a decrease in higher costing certificates of deposit. Interest expense on certificates of deposit decreased $283,000 to $735,000 for the quarter ended December 31, 2013, from $1.0 million for the quarter ended December 31, 2012, reflecting the $69.7 million, or 20.6%, decrease in the average balance of such deposits and an 11 basis point decrease in average certificate of deposit cost to 1.09%. This represented a continuation of our strategy to run off certificates of deposit accounts from our FDIC acquisitions. The average cost on savings accounts decreased 2 basis points to 0.03% for the quarter ended December 31, 2013, compared to 0.05% for the quarter ended December 31, 2012. The average cost on rewards checking decreased 15 basis points to 0.25% for the quarter ended December 31, 2013 compared to 0.40% for the quarter ended December 31, 2012. Rewards checking is a premium rate demand account based on average balance, electronic transaction activity, and other criteria.

Interest expense on FHLB advances decreased $187,000 to $651,000 for the quarter ended December 31, 2013 compared to $838,000 for the quarter ended December 31, 2012, due to a decrease of $20.0 million, or 25.0%, in the average balance of advances. The average cost of advances increased 15 basis points for the quarter ended December 31, 2013 compared to the quarter ended December 31, 2012 due to lower costing advances maturing in March and September 2013, leaving us with higher rate advances at December 31, 2013.

Net Interest Income. Net interest income decreased $1.3 million, or 14.2%, to $7.7 million for the quarter ended December 31, 2013, from $9.0 million for the quarter ended December 31, 2012. The decrease was primarily due to a decrease in interest income of $1.8 million, partially offset by a decrease in interest expense of $519,000. Interest income decreased largely due to the average yield on assets decreasing 112 basis points during the quarter ended December 31, 2013 as compared to the prior year quarter. This decrease in average yield was due to a lower average yield on loans receivable which was primarily attributable to lower accretion income on acquired covered loans. This decrease in average yield was partially offset by an increase in the average balance of mortgage-backed securities and collateralized mortgage obligations available for sale of $30.1 million for the quarter ended December 31, 2013. The decrease in interest expense was due to a 15 basis point decrease in the average cost of total interest bearing deposits to 0.53% for the quarter ended December 31, 2013 from 0.68% for the quarter ended December 31, 2012, partially offset by an 15 basis point increase in the average cost of borrowings to 4.34% for the quarter ended December 31, 2013 from 4.19% for the quarter ended December 31, 2012. In addition, the average balance of interest-bearing liabilities decreased $66.7 million during the quarter ended December 31, 2013 as compared to the same prior year quarter. As the table indicates below, our net interest margin decreased 84 basis points to 3.29% for the December quarter of 2013 from 4.13% for the December quarter of 2012, while our net interest rate spread decreased 93 basis points to 3.10% for the first quarter of fiscal 2014 from 4.03% for the first quarter of fiscal 2013. Lower average balances and lower average yields on loans outstanding, partially offset by lower average rates paid on certificates of deposits, contributed to reduced net interest margin. Additionally, 52 basis points of purchase discount accretion was included in the net interest margin. At December 31, 2013, there was $3.7 million of discount remaining to accrete into interest income over the remaining life of the loans with the accretion heavily weighted towards the early quarters.

The table below shows discount accretion included in income over the past five years, for the quarter ended December 31, 2013, and the remaining discount to be recognized:

	Loan Accretion Income
	2009	2010	2011	2012	2013	1Q 2014	Remaining
	(in thousands)
NCB	$1,698	$4,519	$2,272	$751	$844	$86	$220
MCB	—	3,242	5,742	3,740	3,086	418	1,655
FNB	—	—	252	4,497	4,993	688	1,872
Total	$1,698	$7,761	$8,266	$8,988	$8,923	$1,192	$3,747

	For the Three Months Ended December 31,
	2013			2012
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$133,312	$85	0.26%	$84,037	$52	0.25%
FHLB common stock and other equity securities	3,940	30	3.05	5,297	35	2.64
Mortgage-backed securities and collateralized mortgage obligations available for sale (1)	192,594	969	2.01	162,483	730	1.80
Other investment securities available for sale (1)	19,629	19	0.38	26,328	55	0.84
Loans receivable (1)(2)(3)(4)	588,105	8,154	5.55	593,060	10,180	6.87
Total interest-earning assets	937,580	9,257	3.95	871,205	11,052	5.07
Total noninterest-earning assets	147,546			142,086
Total assets	$1,085,126			$1,013,291
Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$169,631	$47	0.11%	$145,621	$50	0.14%
Reward accounts	48,738	30	0.25	51,622	52	0.40
Savings accounts	47,877	3	0.03	49,432	6	0.05
Money market deposit accounts	130,433	70	0.21	126,924	92	0.29
Certificate of deposit accounts	268,962	735	1.09	338,674	1,017	1.20
Total interest-bearing deposits	665,641	885	0.53	712,273	1,217	0.68
Borrowed funds	60,000	651	4.34	80,043	838	4.19
Total interest-bearing liabilities	725,641	1,536	0.85	792,316	2,055	1.04
Noninterest-bearing deposits	73,201			69,757
Other noninterest-bearing liabilities	11,801			7,822
Total noninterest-bearing liabilities	85,002			77,579
Total liabilities	810,643			869,895
Total stockholders' equity	274,483			143,396
Total liabilities and stockholders' equity	$1,085,126			$1,013,291
Net interest income		$7,721			$8,997
Net interest-earning assets (5)		$211,939			$78,889
Net interest rate spread (6)			3.10%			4.03%
Net interest margin (7)			3.29%			4.13%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.21%			109.96%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on non-accrual loans.

(4)	Interest income on covered loans includes discount accretion.

(5)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(6)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	For the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$30	$2	$1	$33
FHLB common stock and other equity securities	(9)	5	(1)	(5)
Mortgage-backed securities and collateralized mortgage obligations available for sale	135	87	17	239
Other investment securities available for sale	(14)	(30)	8	(36)
Loans receivable	(85)	(1,958)	17	(2,026)
Total interest-earnings assets	$57	$(1,894)	$42	$(1,795)
Interest Expense
NOW accounts	$11	$(34)	$(2)	$(25)
Savings accounts	—	(3)	—	(3)
Money market deposit accounts	3	(24)	(1)	(22)
Certificate of deposit accounts	(209)	(92)	19	(282)
Total interest-bearing deposits	(195)	(153)	16	(332)
Borrowed funds	(210)	30	(7)	(187)
Total Interest-bearing Liabilities	$(405)	$(123)	$9	$(519)
Net Change in net interest income	$462	$(1,771)	$33	$(1,276)

Provision for Non-Covered Loan Losses. The provision for loan losses for the quarters ended December 31, 2013 and December 31, 2012 were $300,000 each period, for non-covered loans. We had net recoveries on non-covered loans of $6,000 for the quarter ended December 31, 2013, compared to net charge-offs of $108,000 for the quarter ended December 31, 2012. The allowance for loan losses for non-covered loans was $8.5 million, or 1.74% of total non-covered loans receivable at December 31, 2013 compared to $8.4 million, or 1.92% of total non-covered loans receivable, at December 31, 2012. Our nonperforming loans increased to $5.0 million or 1.02% of total noncovered loans at December 31, 2013 from $3.2 million or 0.73% of total noncovered loans at December 31, 2012. As a result, our allowance as a percent of nonperforming loans decreased from 262.64% at December 31, 2012 to170.74% at December 31, 2013.

Provision for Covered Loan Losses. For the quarter ended December 31, 2013, the provision for covered loan losses was $2,000 compared to $95,000 for the quarter ended December 31, 2012 as our estimate of losses on covered loans declined. The provision for covered loans for the quarter ended December 31, 2013 primarily related to a provision benefit of $28,000 related to certain loans of NCB and a provision of $30,000 related to certain loans of FNB. If future losses occur due to declines in the market during the five year period covered by loss share agreements, the losses on loans acquired from both NCB and MCB will be reimbursed at 95% and FNB at 80% based on the terms of the FDIC loss sharing agreements. At December 31, 2013 covered loans totaled $100.1 million and are net of $15.7 million in related nonaccretable and accretable discounts and allowances.

Noninterest Income. Noninterest income increased $905,000, or 28.2%, to $4.1 million for the quarter ended December 31, 2013 from $3.2 million for the quarter ended December 31, 2012. The increase was primarily attributable to a true-up receipt from the completion and renegotiation of a processing contract of approximately $1.1 million. As indicated below, discount accretion on FDIC assisted transactions decreased $238,000 to an expense of $90,000 for the quarter ended December 31, 2013 from income of $148,000 for the quarter ended December 31, 2012. This reduction was due primarily to an impairment of $225,000 recorded on the FDIC indemnification asset during the first quarter of fiscal 2014 based on an assessment of the collectability of previous loss estimates which established the covered portion of the allowance for loan losses. Gains on loans and servicing released fees decreased $178,000 as a result of lower mortgage loan production during the first quarter of fiscal 2014.

	For the Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(dollars in thousands)
Deposit and bankcard fees	$2,256	$2,011	$1,915	$1,878	$1,950
Gain on the sale of loans	172	192	407	385	350
Brokerage commissions	145	120	153	175	141
Bank owned life insurance	308	300	211	228	255
Gain on sale of investments, net	—	30	—	—	220
FDIC (net impairment) receivable accretion	(90)	(186)	(115)	186	148
Other income	1,325	335	91	125	147
Total Noninterest Income	$4,116	$2,802	$2,662	$2,977	$3,211

Noninterest Expense. Total noninterest expense increased $875,000, or 10.5% to $9.2 million for the quarter ended December 31, 2013, compared to $8.3 million for the quarter ended December 31, 2012. The increase was primarily due to increases in the net cost of real estate owned and legal and professional expenses of $481,000 and $231,000, respectively, for the quarter ended December 31, 2013.

The following table shows noninterest expense by category for the periods indicated:

	For the Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(dollars in thousands)
Compensation and employee benefits	$4,701	$4,956	$4,460	$4,367	$4,676
Occupancy	1,892	1,979	1,845	1,718	1,761
Legal and professional	554	647	459	493	323
Marketing	300	367	336	323	268
Furniture and equipment	166	213	203	210	202
Postage, office supplies, and printing	226	275	283	277	247
Core deposit intangible amortization expense	106	112	116	121	128
Federal insurance premiums and other regulatory fees	251	233	254	(142)	245
Net cost (benefit) of operations of other real estate owned	289	40	(22)	1,192	(192)
Other	715	647	829	1,198	667
Total Noninterest Expense	$9,200	$9,469	$8,763	$9,757	$8,325

Income Taxes. Income taxes decreased to $698,000 for the quarter ended December 31, 2013 from $1.2 million for the quarter ended December 31, 2012 due in large part to the decrease in net income before taxes. Our effective tax rate was 29.9% in the quarter ended December 31, 2013 and 33.1% in the quarter ended December 31, 2012.

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

As of December 31, 2013, our nonperforming non-covered assets totaled $6.0 million and consisted of $5.0 million of nonaccrual loans and other real estate owned of $1.0 million. The table below sets forth the amounts and categories of our non-covered non-performing assets at the dates indicated.

	At December 31, 2013	At September 30, 2013
	(dollars in thousands)
Non-accrual loans:
One- to four-family residential real estate	$1,510	$1,508
Commercial real estate	3,232	1,121
Real estate construction	—	—
Commercial	153	161
Consumer and other loans	80	84
Total non-accrual loans	4,975	2,874
Loans delinquent 90 days or greater and still accruing:
One- to four-family residential real estate	—	47
Commercial real estate	—	—
Real estate construction	—	—
Commercial	—	—
Consumer and other loans	—	—
Total loans delinquent 90 days or greater and still accruing	—	47
Total non-performing loans	$4,975	$2,921
Real estate owned:
One- to four-family residential real estate	$642	$1,175
Commercial real estate	411	440
Real estate construction	—	—
Commercial	—	—
Consumer and other loans	—	—
Total real estate owned	1,053	1,615
Total non-performing assets	$6,028	$4,536
Ratios:
Non-performing loans as a percentage of total non-covered loans	1.02%	0.61%
Non-performing assets as a percentage of total non-covered assets	0.64%	0.49%

Non-performing assets not covered by loss share increased $1.5 million, or 32.9%, to $6.0 million at December 31, 2013 from $4.5 million at September 30, 2013. The increase was due primarily to a $2.1 million increase in non-accrual commercial real estate loans. We have 36 non-covered loans that remain non-performing at December 31, 2013, and the largest non-performing non-covered loan had a balance of $1.8 million at December 31, 2013 and was secured by commercial real estate. The increase was partially offset by a $562,000 decline in real estate owned. Real estate owned decreased primarily due to the disposition of $540,000 in single family real estate owned by CharterBank as well as $122,000 in additional write downs on real estate owned.

Covered nonperforming assets decreased to $19.6 million at December 31, 2013 from $22.6 million at September 30, 2013. The purchased loans and commitments (“covered loans”) and other real estate owned (“covered other real estate”) acquired in the MCB, NCB and FNB acquisitions are covered by loss sharing agreements between the FDIC and CharterBank. Under these agreements, with respect to the NCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $82.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount; with respect to the MCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $106.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount. We have exceeded the threshold level that results in 95% loss sharing with respect to the NCB and MCB acquisitions; with respect to the FNB acquisition, the FDIC will assume 80% of all losses and share 80% of all loss recoveries.

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

The Company maintained its allowance for loan losses for the three months ended December 31, 2013 in response to continued weak economic conditions, net charge-offs, weak financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans.

The following table sets forth activity in our allowance for loan losses for the period indicated. Loans covered by the loss sharing agreements with the FDIC are excluded from the table.

	Three Months Ended December 31, 2013
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$862,043	$5,446,357	$455,833	$387,302	$124,717	$912,644	$8,188,896
Charge-offs	(41,409)	—	(22,035)	—	(4,550)	—	(67,994)
Recoveries	—	61,120	10,010	—	2,380	—	73,510
(Credit) provision	(80,870)	495,487	240,777	(24,711)	(68,480)	(262,203)	300,000
Balance at end of period	$739,764	$6,002,964	$684,585	$362,591	$54,067	$650,441	$8,494,412
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance	$133,330,740	$267,817,681	$22,793,335	$45,199,612	$16,908,814		$486,050,182
Ending balance: individually evaluated for impairment	$1,569,836	$11,572,702	$341,064	$—	$—		$13,483,602

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

Potential problem loans are non-covered loans that management has serious doubts as to the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention, substandard, or loss. Potential problem loans at December 31, 2013 aggregated $32.0 million with $3.0 million classified special mention and $29.0 million classified substandard compared to potential problem loans at September 30, 2013 which aggregated $35.4 million with $6.0 million classified special mention and $29.4 million classified substandard.

Our largest substandard loan relationship at December 31, 2013 had a balance of $8.2 million. As of December 31, 2013, all loans in the relationship were current and interest due has been paid. The loan relationship is collateralized by properties located in Alabama and Florida. We believe we are adequately collateralized, even at lower current real estate values.

The allowance for loan losses represented 170.7% and 262.6% of non-performing loans at December 31, 2013 and December 31, 2012, respectively. This decrease was due to higher non-performing loans in the current period. The allowance for loan losses as a percentage of non-covered loans was 1.74% and 1.92% at December 31, 2013 and December 31, 2012, respectively. Management continues to retain an unallocated allowance to maintain the overall allowance at a level reflective of continued economic uncertainties. Management reviews the adequacy of the allowance for loan losses on a continuous basis. Management considered the allowance for loan losses on non-covered loans adequate at December 31, 2013 to absorb probable losses inherent in the loan portfolio. However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Nonaccretable Differences and Allowance for Loan Losses on Covered Loans. Through the FDIC-assisted acquisitions of the loans of NCB, MCB and FNB, management established nonaccretable discounts for the acquired impaired loans and also for all other loans of MCB. These nonaccretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, management continues to assess the experience of actual cash flows compared to estimates. When management determines that nonaccretable discounts are insufficient to cover expected losses in the applicable covered loan portfolios, the allowance for covered loans is increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on loss sharing indemnification.

The following table details the nonaccretable discount, including any allowance for covered loan losses, on loans covered by loss sharing by portfolio segment as of and for the three months ended December 31, 2013:

	Three Months Ended December 31, 2013
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Nonaccretable differences: (1)
Balance at beginning of period	$1,257,419	$10,606,752	$1,787,844	$—	$1,105,525	$14,757,540
Charge-offs	(54,490)	(341,657)	(82,548)	—	(95,796)	(574,491)
Recoveries	730	12,759	4,585	—	643	18,717
Reduction in previous loss estimates credited to FDIC receivable	—	(1,377,500)	(285,000)	—	(801)	(1,663,301)
Provision for loan losses charged to FDIC receivable	—	(237,500)	(95,000)	—	(197,298)	(529,798)
Provision (credit) for loan losses charged to operations	4,862	13,511	(5,924)	—	(10,333)	2,116
Transfer to accretable discount	—	(72,500)	(15,000)	—	(42)	(87,542)
Balance at end of period	$1,208,521	$8,603,865	$1,308,957	$—	$801,898	$11,923,241
Covered loans:
Ending contractual balance	$10,133,384	$96,706,073	$5,881,923	$—	$3,074,252	$115,795,632
__________________________________
(1)    Amounts include the allowance for covered loan losses.

The total nonaccretable discount and allowance for covered loans as a percentage of the ending contractual balance of acquired loans was 10.3% at December 31, 2013, compared to 11.5% at September 30, 2013. This decrease during the three month period ended December 31, 2013 was related to charge-off activity on covered loans with such losses subject to applicable loss sharing agreements with the FDIC as the Bank reduced its contractual balance on covered loans by $12.8 million during the three months ended December 31, 2013. It is expected that the ratio of nonaccretable discounts and allowance for covered loan losses to contractual covered principal outstanding will continue to trend downwards as the more significant problem loans are charged-off and submitted for loss sharing reimbursement from the FDIC. If these trends continue and result in the reduction of current loss estimates, the outcome would be increased accretion income and related amortization of the FDIC receivable. Management considered the nonaccretable discounts and allowance for covered loan losses adequate at December 31, 2013 to absorb probable losses inherent in the covered loan portfolio.

Liquidity Management. Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At December 31, 2013 and September 30, 2013, we had access to immediately available funds of approximately $391.2 million and $397.1 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $157.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $208.1 million. At December 31, 2013, we had $60.0 million in advances outstanding from the FHLB. Based on available collateral other than cash, additional advances would be limited to $178.7 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2013, we had $7.9 million of new loan commitments outstanding, and $44.3 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $19.9 million of unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2013 totaled $168.3 million, or 22.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended December 31, 2013, we originated $69.0 million of loans and purchased $7.1 million of securities and other investments.

Financing activities consist primarily of additions to deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $13.6 million for the three months ended December 31, 2013, primarily due to a decline in certificates of deposit. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank which provides an additional source of funds. Federal Home Loan Bank advances have been used primarily to fund loan demand and to purchase securities.

Capital Management and Resources. CharterBank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, CharterBank exceeded all of its regulatory capital requirements. CharterBank is considered “well capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2013
Total Risk Based Capital (to Risk-Weighted Assets)	$211,923	33.8%	$50,110	8.0%	$62,637	10.0%
Tier 1 Capital (to Risk Weighted Assets)	204,043	32.6	25,055	4.0	37,582	6.0
Tier 1 Capital (to Average Assets)	204,043	19.1	42,841	4.0	53,551	5.0
September 30, 2013
Total Risk Based Capital (to Risk-Weighted Assets)	$209,930	33.8%	$49,648	8.0%	$62,060	10.0%
Tier 1 Capital (to Risk Weighted Assets)	202,119	32.6	24,824	4.0	37,236	6.0
Tier 1 Capital (to Average Assets)	202,119	18.6	43,572	4.0	54,465	5.0

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

For the three months ended December 31, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Qualitative Aspects of Market Risk. The Company’s most significant form of market risk is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings. We employ several strategies to manage the interest rate risk inherent in our mix of assets and liabilities, including:

•	selling fixed rate mortgages we originate to the secondary market;

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

The table below sets forth, as of December 31, 2013, our calculation of the estimated changes in CharterBank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present Value of Assets (3)(4)
(dollars in thousands)
300	$225,539	$(14,169)	(5.9)%	20.9%	(1.4)%
200	$230,228	$(9,481)	(4.0)%	21.4%	(0.9)%
100	$234,959	$(4,749)	(2.0)%	21.8%	(0.5)%
—	$239,709	$—	—	22.3%	—
(100)	$237,702	$(2,007)	(0.8)%	22.1%	(0.2)%
__________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the difference between the present value of an institution’s assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2013, in the event of a 200 basis point increase in interest rates, we would experience a 4.0% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 0.8% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of December 31, 2013, we were in compliance with our Board approved policy limits.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At December 31, 2013, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Risk factors that may affect future results were discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and in Charter Federal or Charter Financial’s other filings with the Securities and Exchange Commission. The risks described in our Annual Report on Form 10-K and other filings are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table presents a summary of the Company's share repurchases during the quarter ended December 31, 2013:

	Total number of share repurchases	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)

December 2013	114,500	$10.86	114,500	457,077
Total	114,500		114,500	457,077
__________________________________
(1) On December 19, 2013, the Company's stockholders approved a stock repurchase program which is being used to fund grants of restricted stock under the Company's 2013 Equity Incentive Plan. For the quarter ended December 31, 2013, shares were repurchased at a cost of approximately $1.2 million.

Item 6. Exhibits

10.1	Form of Stock Option Agreement for Directors

10.2	Form of Stock Option Agreement for Employees

10.3	Form of Restricted Stock Agreement for Directors

10.4	Form of Restricted Stock Agreement for Employees

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of December 31, 2013 and September 30, 2013, (ii) the Unaudited Condensed Consolidated Statements of Income for the three months ended December 31, 2013 and 2012, (iii) the Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2013 and the year ended September 30, 2013 (iv) the Unaudited Condensed Consolidated Comprehensive Income for the three months ended December 31, 2013 and 2012, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012, and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER FINANCIAL CORPORATION

Date:	February 14, 2014	By:	/s/ Robert L. Johnson
Robert L. Johnson
Chairman, President and Chief Executive Officer

Date:	February 14, 2014	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer