Form 10-Q
period 2014-03-31
Charter Financial Corp
filed 2014-05-15
CIK 1478726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s common stock outstanding as of May 8, 2014 was 22,541,388.

CHARTER FINANCIAL CORPORATION

		Page No.
Part I. Financial Information

Item 1.	Consolidated Financial Statements (unaudited)	1

	Condensed Consolidated Statements of Financial Condition at March 31, 2014 (unaudited) and September 30, 2013 (audited)	1
	Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended March 31, 2014 and 2013	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended March 31, 2014 and 2013	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended March 31, 2014 (unaudited) and Year Ended September 30, 2013 (audited)	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2014 and 2013	5
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54
Item 4.	Controls and Procedures	55

Part II. Other Information

Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 6.	Exhibits	56

	Signatures	57

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(unaudited)	(audited)
	March 31, 2014	September 30, 2013
Assets
Cash and amounts due from depository institutions	$8,597,787	$10,069,875
Interest-earning deposits in other financial institutions	166,515,977	151,382,606
Cash and cash equivalents	175,113,764	161,452,481
Loans held for sale, fair value of $1,431,985 and $1,883,244	1,404,537	1,857,393
Securities available for sale	201,578,128	215,118,407
Federal Home Loan Bank stock	3,442,900	3,940,300
Loans receivable:
Not covered under FDIC loss sharing agreements	491,481,394	480,152,265
Covered under FDIC loss sharing agreements	92,400,929	112,915,868
Allowance for loan losses (covered loans)	(2,268,000)	(3,924,278)
Unamortized loan origination fees, net (non-covered loans)	(1,143,278)	(1,100,666)
Allowance for loan losses (non-covered loans)	(8,430,617)	(8,188,896)
Loans receivable, net	572,040,428	579,854,293
Other real estate owned:
Not covered under FDIC loss sharing agreements	849,033	1,615,036
Covered under FDIC loss sharing agreements	9,894,510	14,068,846
Accrued interest and dividends receivable	2,477,498	2,728,902
Premises and equipment, net	21,185,749	21,750,756
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	597,826	803,886
Cash surrender value of life insurance	46,572,861	39,825,881
FDIC receivable for loss sharing agreements	19,391,147	29,941,862
Deferred income taxes	11,325,102	11,350,745
Other assets	7,671,465	771,779
Total assets	$1,077,870,230	$1,089,405,849
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$742,063,715	$751,296,668
FHLB advances	55,000,000	60,000,000
Advance payments by borrowers for taxes and insurance	862,863	1,054,251
Other liabilities	9,678,960	3,277,094
Total liabilities	807,605,538	815,628,013
Stockholders’ equity:
Common stock, $0.01 par value; 22,603,219 shares issued and outstanding at March 31, 2014 and 22,752,214 shares issued and outstanding at September 30, 2013	226,032	227,522
Preferred stock, $0.01 par value; 50,000,000 shares authorized at March 31, 2014 and September 30, 2013	—	—
Additional paid-in capital	166,743,350	171,729,570
Unearned compensation – ESOP	(5,984,317)	(6,480,949)
Retained earnings	111,069,443	110,141,286
Accumulated other comprehensive loss	(1,789,816)	(1,839,593)
Total stockholders’ equity	270,264,692	273,777,836

Total liabilities and stockholders’ equity	$1,077,870,230	$1,089,405,849

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Interest income:
Loans receivable	$8,575,982	$10,147,268	$16,730,672	$20,327,197
Mortgage-backed securities and collateralized mortgage obligations	953,406	738,318	1,922,119	1,468,573
Federal Home Loan Bank stock	37,145	30,891	67,176	65,791
Other investment securities available for sale	19,222	39,331	38,029	94,472
Interest-earning deposits in other financial institutions	84,198	49,708	169,496	101,393
Amortization of FDIC loss share receivable	(746,391)	—	(746,391)	—
Total interest income	8,923,562	11,005,516	18,181,101	22,057,426
Interest expense:
Deposits	804,420	1,088,908	1,689,845	2,306,368
Borrowings	625,660	812,569	1,276,528	1,650,038
Total interest expense	1,430,080	1,901,477	2,966,373	3,956,406
Net interest income	7,493,482	9,104,039	15,214,728	18,101,020
Provision for loan losses, not covered under FDIC loss sharing agreements	—	300,000	300,000	600,000
Provision for covered loan losses	(53,693)	(42,267)	(51,577)	52,483
Net interest income after provision for loan losses	7,547,175	8,846,306	14,966,305	17,448,537
Noninterest income:
Service charges on deposit accounts	1,371,627	1,285,941	2,799,942	2,675,623
Bankcard fees	863,519	592,264	1,690,730	1,152,979
Gain on securities available for sale	—	—	—	219,913
Bank owned life insurance	339,279	227,653	646,980	482,939
Gain on sale of loans and loan servicing release fees	266,445	385,239	438,831	735,212
Brokerage commissions	183,826	174,644	328,351	315,338
FDIC receivable for loss sharing agreements accretion (impairment)	82,875	186,237	(6,867)	333,911
Other	109,114	125,090	1,435,133	272,356
Total noninterest income	3,216,685	2,977,068	7,333,100	6,188,271
Noninterest expenses:
Salaries and employee benefits	4,851,837	4,366,809	9,552,789	9,042,751
Occupancy	1,873,734	1,717,827	3,766,149	3,478,763
Legal and professional	386,639	493,381	940,586	816,587
Marketing	336,534	323,385	636,274	591,402
Federal insurance premiums and other regulatory fees	250,911	(142,409)	502,261	102,716
Net (benefit) cost of operations of real estate owned	(2,110)	1,191,833	286,692	999,507
Furniture and equipment	158,425	210,013	324,447	411,959
Postage, office supplies and printing	180,778	277,370	406,626	524,131
Core deposit intangible amortization expense	99,742	120,735	206,060	248,400
Other	443,782	1,197,681	1,158,465	1,865,317
Total noninterest expenses	8,580,272	9,756,625	17,780,349	18,081,533
Income before income taxes	2,183,588	2,066,749	4,519,056	5,555,275
Income tax expense	692,778	682,340	1,391,178	1,836,579
Net income	$1,490,810	$1,384,409	$3,127,878	$3,718,696
Basic net income per share	$0.07	$0.07	$0.14	$0.19
Diluted net income per share	$0.07	$0.07	$0.14	$0.19
Weighted average number of common shares outstanding	21,701,476	19,374,112	21,855,743	19,374,829
Weighted average number of common and potential common shares outstanding	22,223,877	19,415,179	22,378,144	19,415,896

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Net income	$1,490,810	$1,384,409	$3,127,878	$3,718,696
Less reclassification adjustment for net gains realized in net income, net of taxes of $0, $0, $0 and $84,887, respectively	—	—	—	(135,026)
Net unrealized holding gains (losses) on investment and mortgage securities available for sale arising during the period, net of taxes of $422,170, $(72,405), $31,293 and $(344,870), respectively	671,535	(115,173)	49,777	(548,577)
Comprehensive income	$2,162,345	$1,269,236	$3,177,655	$3,035,093

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock
	Number of shares	Amount	Additional paid-in capital	Treasury stock	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity

Balance at September 30, 2012 (audited)	19,859,219	$198,592	$73,483,605	$(39,362,686)	$(3,571,121)	$111,568,998	$203,380	$142,520,768
Net income	—	—	—	—	—	6,256,417	—	6,256,417
Dividends paid, $0.35 per share	—	—	—	—	—	(7,684,129)	—	(7,684,129)
Elimination of First Charter, MHC entity	—	—	229,564	—	—	—	—	229,564
Change in unrealized loss on securities	—	—	—	—	—	—	(2,042,973)	(2,042,973)
Allocation of ESOP common stock	—	—	31,592	—	179,282	—	—	210,874
Interest capitalization into ESOP loan	—	—	—	—	(50,279)	—	—	(50,279)
Effect of restricted stock awards	—	—	(700,380)	753,422	—	—	—	53,042
Stock option expense	—	—	69,581	—	—	—	—	69,581
Issuance of common stock in offering	2,892,995	28,930	98,615,608	39,772,779	(3,038,831)	—	—	135,378,486
Repurchase of shares and conversion expenses	—	—	—	(1,163,515)	—	—		(1,163,515)
Balance at September 30, 2013 (audited)	22,752,214	$227,522	$171,729,570	$—	$(6,480,949)	$110,141,286	$(1,839,593)	$273,777,836
Net income	—	—	—	—	—	3,127,878	—	3,127,878
Dividends paid, $0.10 per share	—	—	—	—	—	(2,199,721)	—	(2,199,721)
Change in unrealized loss on securities	—	—	—	—	—	—	49,777	49,777
Allocation of ESOP common stock	—	—	96,225	—	496,632	—	—	592,857
Restricted stock expense	—	—	266,017	—	—	—	—	266,017
Stock option expense	—	—	143,662	—	—	—	—	143,662
Issuance of common stock, restricted stock	360,751	3,608	(3,608)	—	—	—	—	—
Repurchase of shares	(509,746)	(5,098)	(5,488,516)	—	—	—	—	(5,493,614)
Balance at March 31, 2014 (unaudited)	22,603,219	$226,032	$166,743,350	$—	$(5,984,317)	$111,069,443	$(1,789,816)	$270,264,692

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$3,127,878	$3,718,696
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses, not covered under FDIC loss sharing agreements	300,000	600,000
Provision for covered loan losses	(51,577)	52,483
Provision for FDIC receivable impairment	225,000	—
Depreciation and amortization	712,748	812,241
Accretion and amortization of premiums and discounts, net	1,038,635	1,472,277
Accretion of fair value discounts related to covered loans	(2,662,372)	(5,030,780)
Accretion of fair value discounts related to FDIC receivable	(218,133)	(333,911)
Amortization of FDIC loss share receivable	746,391	—
Gain on sale of loans and loan servicing release fees	(438,831)	(735,212)
Proceeds from sale of loans	18,878,300	27,511,446
Originations and purchases of loans held for sale	(17,986,613)	(26,530,459)
Gain on sale of mortgage-backed securities, collateralized mortgage obligations and other investments	—	(219,913)
Write down of real estate owned	213,219	1,463,746
Gain on sale of real estate owned	(75,824)	(299,751)
Restricted stock award expense	266,017	27,915
Stock option expense	143,662	50,801
Increase in cash surrender value on bank owned life insurance	(646,980)	(482,939)
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	251,404	88,734
Decrease in other assets	1,210,710	437,325
Increase in other liabilities	(839,789)	(6,249,896)
Net cash provided by (used in) operating activities	4,193,845	(3,647,197)
Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	13,952,478
Principal collections on securities available for sale	12,307,305	24,521,152
Purchase of securities available for sale	(9,590,241)	(56,478,764)
Proceeds from maturities or calls of securities available for sale	9,860,000	7,726,500
Proceeds from redemption of FHLB stock	497,400	927,900
Net decrease in loans receivable	7,669,928	34,644,810
Net decrease (increase) in FDIC receivable	9,783,328	(5,572,787)
Proceeds from sale of real estate owned	7,374,959	10,863,269
Purchase of bank owned life insurance	(6,100,000)	—
Purchases of premises and equipment	(217,565)	(109,331)
Net cash provided by investing activities	31,585,114	30,475,227
Cash flows from financing activities:
Purchase of treasury stock and conversion expense	—	(1,163,515)
Repurchase of shares	(5,493,614)	—
Dividends paid	(2,199,721)	—
(Decrease) increase in deposits	(9,232,953)	118,727,057
Principal payments on Federal Home Loan Bank advances	(5,000,000)	(11,000,000)
Net decrease in advance payments by borrowers for taxes and insurance	(191,388)	(222,582)

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Six Months Ended March 31,
	2014	2013

Net cash (used in) provided by financing activities	(22,117,676)	106,340,960
Net increase in cash and cash equivalents	13,661,283	133,168,990
Cash and cash equivalents at beginning of period	161,452,481	108,828,220
Cash and cash equivalents at end of period	$175,113,764	$241,997,210
Supplemental disclosures of cash flow information:
Interest paid	$2,989,994	$4,025,818
Income taxes paid	2,986,612	5,720,100
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$2,557,886	$11,102,832
Benefit for covered loan losses reimbursed by the FDIC	(1,549,966)	(1,320,697)
Issuance of common stock under stock benefit plan	592,857	210,874
Unrealized gain (loss) on securities available for sale, net	49,777	(683,603)

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

Note 2: Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Charter Financial Corporation and subsidiary include the accounts of the Company and the Bank as of March 31, 2014 and September 30, 2013 (derived from audited financial statements), and for the three- and six-month periods ended March 31, 2014 and 2013. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three- and six-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

Note 3: Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Note 4: Securities Available for Sale

Securities available for sale are summarized as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other Investment Securities:
Tax-free municipals	$19,287,978	$43,051	$—	$19,331,029
Mortgage-backed securities:
FNMA certificates	111,996,517	413,462	(2,893,901)	109,516,078
GNMA certificates	1,614,768	119,993	—	1,734,761
FHLMC certificates	49,592,236	202,753	(716,489)	49,078,500
Collateralized mortgage-backed securities:
FNMA	7,169,213	98,474	—	7,267,687
Collateralized mortgage obligations:
FNMA	1,272,875	51,940	—	1,324,815
FHLMC	314,422	17,984	—	332,406
Private-label mortgage securities: (1)
Investment grade	1,665,642	16,551	(60,423)	1,621,770
Split rating (2)	1,138,073	1,293	—	1,139,366
Non-investment grade	10,238,246	65,361	(71,891)	10,231,716
Total	$204,289,970	$1,030,862	$(3,742,704)	$201,578,128
________________________________

(1)	Credit ratings are current as of March 31, 2014.

(2)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Tax-free municipals	$14,897,685	$16,733	$(826)	$14,913,592
U.S. government sponsored entities	5,025,898	4,145	—	5,030,043
Mortgage-backed securities:
FNMA certificates	118,466,995	526,825	(2,692,511)	116,301,309
GNMA certificates	1,727,789	117,828	—	1,845,617
FHLMC certificates	53,419,411	330,921	(584,915)	53,165,417
Collateralized mortgage-backed securities:
FNMA	7,189,766	66,719	—	7,256,485
Collateralized mortgage obligations:
FNMA	2,207,643	66,727	—	2,274,370
FHLMC	372,444	35,410	—	407,854
Private-label mortgage securities:
Investment grade	2,010,627	29,388	(90,020)	1,949,995
Split rating (1)	1,292,942	—	(54,434)	1,238,508
Non-investment grade	11,294,468	—	(559,251)	10,735,217
Total	$217,905,668	$1,194,696	$(3,981,957)	$215,118,407
______________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the municipal bonds in the table below are pre-funded and are expected to be prepaid before contractual maturity.

	Amortized Cost	Estimated Fair Value

Less than 1 year	$—	$—
1-5 years	2,993,482	3,001,329
Greater than 5 years	16,294,496	16,329,700
Mortgage-backed securities	185,001,992	182,247,099
Total	$204,289,970	$201,578,128

Proceeds from called or matured securities available for sale during the six months ended March 31, 2014 and 2013, were $9.9 million and $7.7 million, respectively. There were no sales of securities for the six months ended March 31, 2014. Proceeds from sales for the six months ended March 31, 2013 were $14.0 million with gross realized gains on these sales of $219,913. There were no losses realized for the six months ended March 31, 2013.

Securities available for sale with an aggregate carrying amount of $123.5 million and $149.2 million at March 31, 2014 and September 30, 2013, respectively, were pledged to secure FHLB advances.

Securities available for sale that had been in a continuous unrealized loss position for less than 12 months at March 31, 2014 and September 30, 2013 are as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FHLMC certificates	$29,519,080	$(716,489)	$28,802,591
FNMA certificates	88,150,068	(2,893,901)	85,256,167
Total	$117,669,148	$(3,610,390)	$114,058,758

	September 30, 2013
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Tax-free municipals	$722,803	$(51)	$722,752
Mortgage-backed securities:
FHLMC certificates	21,328,101	(584,915)	20,743,186
FNMA certificates	92,575,581	(2,692,511)	89,883,070
Collateralized mortgage obligations:
Private-label mortgage securities	3,764,878	(147,843)	3,617,035
Total	$118,391,363	$(3,425,320)	$114,966,043

Securities available for sale that had been in a continuous unrealized loss position for greater than 12 months at March 31, 2014 and September 30, 2013 are as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Collateralized mortgage obligations:
Private-label mortgage securities	4,710,738	(132,314)	4,578,424
Total	$4,710,738	$(132,314)	$4,578,424

	September 30, 2013
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Tax-free municipals	$253,404	$(775)	$252,629
Collateralized mortgage obligations:
Private-label mortgage securities	9,971,596	(555,862)	9,415,734
Total	$10,225,000	$(556,637)	$9,668,363

At March 31, 2014 the Company had approximately $132,000 of gross unrealized losses on private-label mortgage securities with aggregate amortized cost of approximately $4.7 million. During the quarter ended March 31, 2014 the Company did not record any other than temporary impairment charges. Other than previously stated, the Company is projecting that it will receive all contractual cash flows so there is no break in yield or additional other than temporary impairment.

Regularly, the Company performs an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired other-than-temporarily. The assessment considers many factors including the severity and duration of the impairment, the Company’s intent and ability to hold the security for a period of time sufficient for recovery in value, recent events specific to the industry, and current characteristics of each security such as delinquency and foreclosure levels, credit enhancements, and projected losses and loss coverage ratios. It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future include but are not limited to, deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity. All of these securities were evaluated for other-than-temporary impairment based on an analysis of the factors and characteristics of each security as previously enumerated. The Company considers these unrealized losses to be temporary impairment losses primarily because of continued sufficient levels of credit enhancements and credit coverage levels of less senior tranches to tranches held by the Company. The Company analyzed its investment portfolio as of March 31, 2014 for compliance with the new bank investment criteria under the Volcker Rule. The Company does not believe it currently holds any investments affected by the Volcker Rule.

The following table summarizes the changes in the amount of credit losses on the Company’s investment securities recognized in earnings for the three and six months ended March 31, 2014 and 2013:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Beginning balance of credit losses previously recognized in earnings	$380,446	$380,446	$380,446	$380,446
Amount related to credit losses for securities for which an other-than-temporary impairment was not previously recognized in earnings	—	—	—	—
Amount related to credit losses for securities for which an other-than-temporary impairment was previously recognized in earnings	—	—	—	—
Ending balance of cumulative credit losses recognized in earnings	$380,446	$380,446	$380,446	$380,446

The following table shows issuer-specific information, including current par value, book value, fair value, credit rating and unrealized gain (loss) for the Company's portfolio of non-agency collateralized mortgage obligations as of March 31, 2014:

Cusip	Description	Credit Rating (1)			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Book Value	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch	(dollars in thousands)
Investment Grade
36228FQF6	GSR 2003-4F 1A2	n/a	AA+	BBB	$—	$210	$210	$220	$10
55265KL80	MASTR 2003-8 4A1	n/a	A+	AAA	—	401	399	405	6
86359BVF5	SARM 2004-6 3A3	n/a	A+	n/a	—	1,057	1,057	997	(60)
	Total				$—	$1,668	$1,666	$1,622	$(44)
Split Rating
17307GDL9	CMLTI 2004-HYB1 A31	B1	n/a	BBB	$—	$1,138	$1,138	$1,139	$1
	Total				$—	$1,138	$1,138	$1,139	$1
Non-Investment Grade
576433UQ7	MARM 2004-13 B1	NR	CCC	n/a	$380	$4,034	$3,653	$3,581	$(72)
576433VN3	MARM 2004-15 4A1	B3	n/a	CCC	—	2,377	2,377	2,397	20
576433QD1	MARM 2004-7 5A1	Ba3	BB	n/a	—	4,208	4,208	4,254	46
	Total				$380	$10,619	$10,238	$10,232	$(6)
	Grand Total				$380	$13,425	$13,042	$12,993	$(49)
______________________________

(1)	Credit ratings are current as of March 31, 2014.

Changes in accumulated other comprehensive income by component for the three and six months ended March 31, 2014 and 2013 are shown in the table below. All amounts are net of tax. The line item affected in the consolidated statements of income by the reclassified amounts is gain on securities available for sale.

	Unrealized Losses on Available-for-Sale Securities
	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Beginning balance	$(2,461,351)	$(365,050)	$(1,839,593)	$203,380
Other comprehensive income (loss) before reclassifications	671,535	(115,173)	49,777	(548,577)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(135,026)
Net current-period other comprehensive income (loss)	671,535	(115,173)	49,777	(683,603)
Ending balance	$(1,789,816)	$(480,223)	$(1,789,816)	$(480,223)

Note 5: Loans Receivable

Loans not covered by loss share agreements are summarized as follows:

	March 31, 2014	September 30, 2013
Loans not covered by loss sharing agreements:
1-4 family residential real estate	$135,181,013	$124,571,147
Commercial real estate	271,156,431	269,609,005
Commercial	21,500,766	23,773,942
Real estate construction	47,111,623	44,653,355
Consumer and other	16,531,561	17,544,816
Loans receivable, net of undisbursed proceeds of loans in process	491,481,394	480,152,265
Less:
Unamortized loan origination fees, net	1,143,278	1,100,666
Allowance for loan losses	8,430,617	8,188,896
Total loans not covered, net	$481,907,499	$470,862,703

The carrying amount of covered loans at March 31, 2014 and September 30, 2013, consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following tables.

	March 31, 2014
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$4,149,610	$5,623,974	$9,773,584
Commercial real estate	37,482,872	49,180,845	86,663,717
Commercial	2,402,887	2,911,415	5,314,302
Real estate construction	—	—	—
Consumer and other	479,345	2,498,233	2,977,578
Loans receivable, gross	44,514,714	60,214,467	104,729,181
Less:
Nonaccretable difference	5,462,946	924,529	6,387,475
Allowance for covered loan losses	486,921	1,781,079	2,268,000
Accretable discount	3,083,083	2,662,074	5,745,157
Discount on acquired performing loans	—	170,348	170,348
Unamortized loan origination fees, net	—	25,272	25,272
Total loans covered, net	$35,481,764	$54,651,165	$90,132,929

	September 30, 2013
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$4,316,008	$6,285,647	$10,601,655
Commercial real estate	46,170,021	61,572,581	107,742,602
Commercial	2,844,456	4,039,892	6,884,348
Real estate construction	—	—	—
Consumer and other	500,382	2,894,282	3,394,664
Loans receivable, gross	53,830,867	74,792,402	128,623,269
Less:
Nonaccretable difference	7,757,070	3,076,192	10,833,262
Allowance for covered loan losses	705,446	3,218,832	3,924,278
Accretable discount	3,508,430	1,164,941	4,673,371
Discount on acquired performing loans	—	177,858	177,858
Unamortized loan origination fees, net	—	22,910	22,910
Total loans covered, net	$41,859,921	$67,131,669	$108,991,590

The following table documents changes in the accretable discount on acquired FAS ASC 310-30 loans during the six months ended March 31, 2014 and the year ended September 30, 2013:

	Impaired Loans At Acquisition	All Other Acquired Loans	Total Covered Loans

Balance, September 30, 2012	$9,869,297	$3,055,050	$12,924,347
Loan accretion	(6,834,946)	(1,957,057)	(8,792,003)
Transfer from nonaccretable difference	474,079	66,948	541,027
Balance, September 30, 2013	3,508,430	1,164,941	4,673,371
Loan accretion	(1,675,347)	(987,025)	(2,662,372)
Transfer from nonaccretable difference	1,250,000	2,484,158	3,734,158
Balance, March 31, 2014	$3,083,083	$2,662,074	$5,745,157

The following is a summary of transactions during the three and six months ended March 31, 2014 and 2013 in the allowance for loan losses on loans covered by loss sharing:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Balance, beginning of period	$3,434,733	$8,959,002	$3,924,278	$10,340,815
Loans charged off (gross)	(168,861)	(1,916,543)	(138,885)	(4,634,006)
Recoveries on loans previously charged off	75,988	—	84,150	10,650
(Benefit) provision for loan losses (reversed) charged to FDIC receivable	(1,020,167)	(49,067)	(1,549,966)	1,181,183
(Benefit) provision for loan losses (reversed) charged to operations	(53,693)	(42,267)	(51,577)	52,483
Balance, end of period	$2,268,000	$6,951,125	$2,268,000	$6,951,125

The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate owned during the six months ended March 31, 2014 and the year ended September 30, 2013:

	Six Months Ended March 31, 2014	Year Ended September 30, 2013

Balance, beginning of period	$29,941,862	$35,135,533
Payments received from FDIC	(6,443,536)	(480,550)
Accretion of fair value adjustment	218,133	675,696
Impairment	(225,000)	(642,461)
Amortization	(746,391)	—
Recovery of previous loss reimbursements	(3,389,813)	(12,847,769)
Reduction in previous loss estimates	(1,549,966)	(3,426,783)
Provision for estimated losses on covered assets recognized in noninterest expense	359,789	7,691,463
External expenses qualifying under loss sharing agreements	1,226,069	3,836,733
Balance, end of period	$19,391,147	$29,941,862

During the quarterly reevaluation of cash flows on acquired loans, the Company revised its estimate of cash flows related to covered loans resulting in a transfer of $3.6 million from nonaccretable discount to accretable yield. In accordance with accounting guidance, the transferred amount will be accreted into income prospectively over the estimated remaining life of the loan pools. Concurrently, approximately $3.0 million which previously represented cash flows receivable from the FDIC and included in the FDIC receivable for loss sharing agreements on the balance sheet will be amortized into interest income over the remaining life of the loan pools or the agreement with the FDIC, whichever is shorter. During the current quarter, increased interest income on loans related to this transfer was approximately $647,000 with off-setting amortization of the indemnification asset of approximately $746,000.

Loan Origination and Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial real estate loans are generally made by the Company to Georgia, Alabama or Florida Panhandle entities and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2014, approximately

30.8% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.

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

The Company also originates first and second mortgage loans secured by one- to four-family residential properties within Georgia, Alabama and the Florida Panhandle. Management utilizes a centralized processing location to reduce the underwriting risk. The Company originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate 30-year conforming loans are generally originated for resale into the secondary market on a servicing-released basis and loans that are non-conforming due to property exceptions and that have adjustable rates are generally retained in the Company’s portfolio. The non-conforming loans originated are not considered to be subprime loans and the amount of subprime and low documentation loans held by the Company is not material.

The majority of the Company’s non-mortgage loans consist of consumer loans, including loans on deposits, second mortgage loans, home equity lines of credit, automobile loans and various other installment loans. The Company primarily offers consumer loans (excluding second mortgage loans and home equity lines of credit) as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. The Company’s consumer lending generally follows accepted industry standards for non sub-prime lending, including credit scores and debt to income ratios. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement. At March 31, 2014, the Company had $11.5 million of home equity lines of credit and second mortgage loans not covered by FDIC loss sharing agreements (“loss sharing”).

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

Nonaccrual and Past Due Loans. Nonaccrual loans not covered by loss sharing, segregated by class of loans were as follows:

	March 31, 2014	September 30, 2013

1-4 family residential real estate	$1,242,153	$1,507,760
Commercial real estate	3,256,608	1,120,938
Commercial	194,656	161,036
Consumer and other	49,280	84,208
Total	$4,742,697	$2,873,942

An age analysis of past due loans not covered by loss sharing, segregated by class of loans at March 31, 2014 and September 30, 2013 were as follows:

March 31, 2014

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days Accruing
1-4 family residential real estate	$1,412,127	$34,400	$1,446,527	$133,734,486	$135,181,013	$—
Commercial real estate	950,927	2,780,789	3,731,716	267,424,715	271,156,431	—
Commercial	34,082	—	34,082	21,466,684	21,500,766	—
Real estate construction	—	—	—	47,111,623	47,111,623	—
Consumer and other	425,355	—	425,355	16,106,206	16,531,561	—
	$2,822,491	$2,815,189	$5,637,680	$485,843,714	$491,481,394	$—

September 30, 2013

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days Accruing
1-4 family residential real estate	$1,116,477	$47,283	$1,163,760	$123,407,387	$124,571,147	$47,283
Commercial real estate	524,803	836,510	1,361,313	268,247,692	269,609,005	—
Commercial	113,019	—	113,019	23,660,923	23,773,942	—
Real estate construction	37,312	—	37,312	44,616,043	44,653,355	—
Consumer and other	144,990	—	144,990	17,399,826	17,544,816	—
	$1,936,601	$883,793	$2,820,394	$477,331,871	$480,152,265	$47,283

An age analysis of past due loans covered by loss sharing, segregated by class of loans at March 31, 2014 and September 30, 2013 were as follows:

March 31, 2014

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans (1)	Loans > 90 Days Accruing (2)
1-4 family residential real estate	$271,270	$878,436	$1,149,706	$7,636,553	$8,786,259	$878,436
Commercial real estate	1,220,445	7,008,125	8,228,570	72,279,547	80,508,117	7,008,125
Commercial	156,943	862,350	1,019,293	3,401,806	4,421,099	862,350
Real estate construction	—	—	—	—	—	—
Consumer and other	21,257	75,675	96,932	2,261,299	2,358,231	75,675
	$1,669,915	$8,824,586	$10,494,501	$85,579,205	$96,073,706	$8,824,586
__________________________________

(1)
Covered loan balances are net of nonaccretable differences and allowance for covered loan losses and have not been reduced by $5,915,505 of accretable discounts and discounts on acquired performing loans.

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

Impaired loans not covered by loss sharing, segregated by class of loans were as follows:

March 31, 2014

				Three Months Ended March 31, 2014		Six Months Ended March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$1,301,330	$1,694,632	$—	$1,345,562	$668	$1,381,537	$2,656
Commercial real estate	10,800,578	12,832,380	—	10,880,008	102,869	10,916,491	210,213
Commercial	194,656	221,000	—	198,536	—	201,785	237
Real estate construction	—	—	—	—	—	—	—
Total:	$12,296,564	$14,748,012	$—	$12,424,106	$103,537	$12,499,813	$213,106

There were no recorded allowances for impaired loans not covered by loss sharing at March 31, 2014. The recorded investment in accruing troubled debt restructured loans at March 31, 2014 totaled $7,603,147 and is included in the impaired loan table above.

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

Credit Quality Indicators. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio for both loans covered and not covered by loss sharing agreements, management tracks certain credit quality indicators including the level of classified loans, net charge-offs, nonperforming loans (see details above) and the general economic conditions in its market areas.

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

The following table presents the risk grades of the loan portfolio not covered by loss sharing, segregated by class of loans:

March 31, 2014

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$133,708,243	$244,642,144	$19,785,698	$47,111,623	$16,466,389	$461,714,097
Special Mention (5)	—	1,949,403	101,043	—	—	2,050,446
Substandard (6)	1,472,770	24,564,884	1,614,025	—	65,172	27,716,851
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total not covered loans	$135,181,013	$271,156,431	$21,500,766	$47,111,623	$16,531,561	$491,481,394

September 30, 2013

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$117,274,336	$245,346,763	$20,708,908	$44,628,569	$16,756,882	$444,715,458
Special Mention (5)	2,438,309	2,094,817	996,970	—	471,186	6,001,282
Substandard (6)	4,858,502	22,167,425	2,068,064	24,786	315,848	29,434,625
Doubtful (7)	—	—	—	—	900	900
Loss (8)	—	—	—	—	—	—
Total not covered loans	$124,571,147	$269,609,005	$23,773,942	$44,653,355	$17,544,816	$480,152,265

The following table presents the risk grades, ignoring grade enhancement provided by the FDIC loss sharing, of the loan portfolio covered by loss sharing agreements, segregated by class of loans at March 31, 2014 and September 30, 2013. Numerical risk ratings 5-8 constitute classified assets for regulatory reporting; however regulatory authorities consider the FDIC loss sharing percentage of either 80% or 95%, as applicable, as a reduction of the regulatory classified balance for covered loans. With respect to classified assets covered by loss sharing agreements, numerical risk ratings 5-8, for regulatory reporting purposes are done under FDIC guidance reporting the Bank’s non-reimbursable amount of the book balance of the loans as classified. The remaining reimbursable portion is classified as pass, numerical risk ratings 1-4.

March 31, 2014

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Numerical risk rating (1-4)	$6,110,757	$43,463,696	$2,258,610	$—	$2,201,994	$54,035,057
Numerical risk rating (5)	162,163	9,773,651	559,112	—	—	10,494,926
Numerical risk rating (6)	2,513,339	25,721,172	1,189,972	—	156,237	29,580,720
Numerical risk rating (7)	—	1,549,598	413,405	—	—	1,963,003
Numerical risk rating (8)	—	—	—	—	—	—
Total covered loans (1)	$8,786,259	$80,508,117	$4,421,099	$—	$2,358,231	$96,073,706
__________________________________

(1)
Covered loan balances are net of nonaccretable differences and allowances for covered loan losses and have not been reduced by $5,915,505 of accretable discounts and discounts on acquired performing loans.

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

The Company maintained its allowance for loan losses for non-covered loans for the quarter ended March 31, 2014 in response to continued weak economic conditions, financial indicators for borrowers in the real estate sectors, and continued low collateral values of commercial and residential real estate. However, the Company did not make a provision in the quarter ending March 31, 2014 due to the trend of declining levels of nonperforming assets and net charge-offs, along with an overall improvement in the loan portfolio in recent quarters. The following table details the allowance for loan losses on loans not covered by loss sharing by portfolio segment for the quarters ended March 31, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

The following tables are a summary of transactions in the allowance for loan losses on loans not covered by loss sharing by portfolio segment:

	Three Months Ended March 31, 2014
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$739,764	$6,002,964	$684,585	$362,591	$54,067	$650,441	$8,494,412
Charge-offs	(58,970)	(30,437)	—	—	(3,099)	—	(92,506)
Recoveries	—	9,111	19,052	—	548	—	28,711
Provision	(9,298)	516,781	(262,314)	42,909	64	(288,142)	—
Balance at end of period	$671,496	$6,498,419	$441,323	$405,500	$51,580	$362,299	$8,430,617

	Six Months Ended March 31, 2014
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$862,043	$5,446,357	$455,833	$387,302	$124,717	$912,644	$8,188,896
Charge-offs	(100,379)	(30,437)	(22,035)	—	(7,648)	—	(160,499)
Recoveries	—	70,231	29,062	—	2,927	—	102,220
Provision	(90,168)	1,012,268	(21,537)	18,198	(68,416)	(550,345)	300,000
Balance at end of period	$671,496	$6,498,419	$441,323	$405,500	$51,580	$362,299	$8,430,617
Ending balance: individually evaluated for impairment	$960,352	$2,975,002	$173,601	$—	$—		$4,108,955
Loans:
Ending balance	$135,181,013	$271,156,431	$21,500,766	$47,111,623	$16,531,561		$491,481,394
Ending balance: individually evaluated for impairment	$1,301,330	$10,800,578	$194,656	$—	$—		$12,296,564

	Three Months Ended March 31, 2013
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$978,608	$5,690,448	$360,435	$479,230	$146,404	$727,230	$8,382,355
Charge-offs	(52,268)	(144,522)	(6,733)	—	(13,856)	—	(217,379)
Recoveries	51,178	6,874	15,874	6,875	7	—	80,808
Provision	(18,656)	(39,876)	207,400	(53,612)	15,372	189,372	300,000
Balance at end of period	$958,862	$5,512,924	$576,976	$432,493	$147,927	$916,602	$8,545,784

	Six Months Ended March 31, 2013
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$879,854	$5,480,132	$711,594	$287,129	$79,627	$751,559	$8,189,895
Charge-offs	(98,538)	(268,888)	(6,733)	—	(21,335)	—	(395,494)
Recoveries	58,784	64,730	20,208	6,875	786	—	151,383
Provision	118,762	236,950	(148,093)	138,489	88,849	165,043	600,000
Balance at end of period	$958,862	$5,512,924	$576,976	$432,493	$147,927	$916,602	$8,545,784
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance	$102,975,158	$234,479,531	$14,057,063	$45,107,540	$17,584,966		$414,204,258
Ending balance: individually evaluated for impairment	$2,270,897	$11,774,029	$2,601,927	$—	$—		$16,646,853

The following tables detail the nonaccretable discount and allowance for loan losses on loans covered by loss sharing by portfolio segment:

	Three Months Ended March 31, 2014
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Nonaccretable differences: (1)
Balance at beginning of period	$1,208,521	$8,603,865	$1,308,957	$—	$801,898	$11,923,241
Charge-offs	(4,700)	(520,962)	(12,851)	—	—	(538,513)
Recoveries	517	274,966	47,318	—	5,121	327,922
Adjustment to previous cash flow estimates credited to FDIC receivable	—	1,377,500	285,000	—	801	1,663,301
Credit for loan losses charged to FDIC receivable	—	(748,511)	(95,000)	—	(176,656)	(1,020,167)
Credit for loan losses charged to operations	(342)	(38,759)	(5,220)	—	(9,372)	(53,693)
Transfer to accretable discount	(216,671)	(2,792,500)	(635,000)	—	(2,445)	(3,646,616)
Balance at end of period	$987,325	$6,155,599	$893,204	$—	$619,347	$8,655,475

	Six Months Ended March 31, 2014
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Nonaccretable differences: (1)
Balance at beginning of period	$1,257,419	$10,606,752	$1,787,844	$—	$1,105,525	$14,757,540
Charge-offs	(59,190)	(862,619)	(95,399)	—	(95,796)	(1,113,004)
Recoveries	1,247	287,725	51,903	—	5,764	346,639
Credit for loan losses charged to FDIC receivable	—	(986,011)	(190,000)	—	(373,954)	(1,549,965)
Provision for loan losses charged to operations	4,520	(25,248)	(11,144)	—	(19,705)	(51,577)
Transfer to accretable discount	(216,671)	(2,865,000)	(650,000)	—	(2,487)	(3,734,158)
Balance at end of period	$987,325	$6,155,599	$893,204	$—	$619,347	$8,655,475
Covered loans:
Ending contractual balance	$9,773,584	$86,663,717	$5,314,302	$—	$2,977,578	$104,729,181
______________________________

(1)	Amounts include the allowance for covered loan losses.

	Three Months Ended March 31, 2013
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Nonaccretable differences: (1)
Balance at beginning of period	$1,521,010	$16,106,081	$6,475,348	$3,484	$1,285,804	$25,391,727
Charge-offs	(84,064)	(1,393,360)	(444,509)	(3,484)	(17,527)	(1,942,944)
Recoveries	5,716	241,325	5,422	—	3,685	256,148
Reduction in previous loss estimates credited to FDIC receivable	—	—	(2,500,000)	—	(1,880)	(2,501,880)
Provision for loan losses charged to FDIC receivable	94,050	27,882	(266,000)	—	95,001	(49,067)
Provision for loan losses charged to operations	(51,586)	(132,482)	148,448	—	(6,647)	(42,267)
Transfer to accretable discount	—	—	(400,000)	—	(470)	(400,470)
Balance at end of period	$1,485,126	$14,849,446	$3,018,709	$—	$1,357,966	$20,711,247

	Six Months Ended March 31, 2013
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Nonaccretable differences: (1)
Balance at beginning of period	$2,010,709	$17,485,206	$8,342,754	$538,355	$1,345,963	$29,722,987
Charge-offs	(626,007)	(3,306,727)	(3,219,692)	(108,483)	(123,025)	(7,383,934)
Recoveries	8,368	448,628	10,051	1,000	4,239	472,286
Reduction in previous loss estimates credited to FDIC receivable	—	—	(2,500,000)	(345,126)	(1,880)	(2,847,006)
Provision for loan losses charged to FDIC receivable	127,300	327,132	589,000	—	137,751	1,181,183
Provision for loan losses charged to operations	(35,244)	(104,793)	196,596	536	(4,612)	52,483
Transfer to accretable discount	—	—	(400,000)	(86,282)	(470)	(486,752)
Balance at end of period	1,485,126	14,849,446	3,018,709	—	1,357,966	20,711,247
Covered loans:
Ending contractual balance	$12,083,935	$134,376,958	$9,472,023	$—	$4,850,181	$160,783,097
__________________________________

(1)	Amounts include the allowance for covered loan losses.

For the six month periods ended March 31, 2014 and 2013 the following tables present a breakdown of the types of concessions determined to be troubled debt restructurings (“TDRs”) during the period by loan class:

	Accruing Loans			Nonaccrual Loans
	Six Months Ended March 31, 2014			Six Months Ended March 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
Commercial Real Estate	1	$552,961	$552,961	—	$—	$—
Total	1	$552,961	$552,961	—	$—	$—

	Accruing Loans			Nonaccrual Loans
	Six Months Ended March 31, 2013			Six Months Ended March 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
Commercial Real Estate	—	$—	$—	1	$80,462	$41,080
Total	—	$—	$—	1	$80,462	$41,080

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

As of March 31, 2014 and 2013, loans with a balance of $0 and $268,115 were modified as troubled debt restructurings and subsequently defaulted within twelve months after their restructure.

Note 6: Derivative Instruments and Hedging Activities

Previously, the Bank entered into interest rate swap contracts in connection with its hedging of specific loans. As of March 31, 2013, the Bank had entered into interest rate swaps totaling approximately $4.5 million using a receive-variable swap to mitigate the exposure to changes in the fair value attributable to the benchmark interest rate (fixed rate) and the hedged items (loans receivable) from the effective date of the hedged instruments. During the quarter ended September 30, 2013, the Company closed out its interest rate contract with an unwind date of August 26, 2013. A gain position of $189,054 was realized on the termination of this contract which is accreting into income as an adjustment to yield over the remaining life of the loans.

Note 7: Income Per Share

Basic net income per share for the three and six months ended March 31, 2014 and 2013 was computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less unallocated ESOP shares, unvested restricted shares and treasury shares in 2013.

Diluted net income per share for the three and six months ended March 31, 2014 and 2013 was computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options and unvested restricted shares, determined using the treasury stock method.

Share and share amounts held by the public prior to April 8, 2013 have been restated to reflect the completion of the second-step conversion on April 8, 2013 using a conversion ratio of 1.2471.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Numerator:
Net income	$1,490,810	$1,384,409	$3,127,878	$3,718,696
Denominator:
Weighted average common shares outstanding	21,701,476	19,374,112	21,855,743	19,374,829
Common stock equivalents	522,401	41,067	522,401	41,067
Diluted shares	22,223,877	19,415,179	22,378,144	19,415,896
Net income per share:
Basic	$0.07	$0.07	$0.14	$0.19
Diluted	$0.07	$0.07	$0.14	$0.19

For the three and six months ended March 31, 2014 and 2013 there were 143,702 and 11,272, respectively, of dilutive stock options. For the three and six months ended March 31, 2014 and 2013 there were 378,699 and 29,794 shares, respectively, of unvested restricted stock which were also dilutive. The Company excluded from the calculations of diluted earnings per share for the three and six month periods ended March 31, 2014 and 2013, 971,680 and 417,810 shares, respectively, which were subject to options issued with exercise prices in excess of the average market value per share during those periods.

Note 8: Real Estate Owned

The following is a summary of transactions in real estate owned:

Non-covered real estate owned:
	Six Months Ended	Year Ended
	March 31, 2014	September 30, 2013

Balance, beginning of period	$1,615,036	$2,106,757
Real estate acquired through foreclosure of loans receivable	1,206,569	1,540,046
Real estate sold	(1,893,905)	(1,542,186)
Write down of real estate owned	(121,898)	(611,054)
Gain on sale of real estate owned	43,231	121,473
Balance, end of period	$849,033	$1,615,036

Covered real estate owned:
	Six Months Ended	Year Ended
	March 31, 2014	September 30, 2013

Balance, beginning of period	$14,068,846	$21,903,204
Real estate acquired through foreclosure of loans receivable	1,351,317	15,771,880
Real estate sold	(5,481,054)	(20,260,362)
Gain on real estate sold recognized in noninterest expense	32,593	460,189
Gain on real estate sold payable to (receivable from) the FDIC	373,918	4,214,243
Provision for losses on real estate owned recognized in noninterest expense	(91,321)	(1,072,288)
Increase of FDIC receivable for loss sharing agreements	(359,789)	(6,948,020)
Balance, end of period	$9,894,510	$14,068,846

Note 9: Employee Benefits

The Company has a 2002 stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. For options granted under the 2002 stock option plan, when granted, the options vest over periods up to 4 or 5 years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 882,876 shares for the plan of which 72,154 have been issued or retired upon the exercise of the option granted under the plan, 656,059 are granted and outstanding and no shares are available to be granted at March 31, 2014 within this plan. All share and share amounts related to employee benefits have been updated to reflect the completion of the second-step conversion on April 8, 2013 at a conversion ratio of 1.2471.

In addition to the plan above, on December 19, 2013, the Company's stockholders approved the 2013 Equity Incentive Plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest over periods no less than 5 years from grant date or upon death or disability. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 1,428,943 shares for the plan of which 971,680 were granted and outstanding during the six months ended March 31, 2014, with the remaining 457,263 shares available to be granted at March 31, 2014.

The fair value of the 971,680 options granted during the six months ended March 31, 2014, was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

971,680 Options

Risk-free interest rate	1.71%
Dividend yield	1.85%
Expected life at date of grant (months)	66 months
Volatility	20.75%
Weighted average grant-date fair value	$1.86

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)

Options outstanding - September 30, 2013	660,059	$8.44	6
Option exercised	659	8.82	5
Options forfeited	3,341	8.82	5
Options granted	971,680	10.89	10
Options outstanding - March 31, 2014	1,627,739	$9.90	8
Options exercisable - March 31, 2014	395,540	$8.82	—

The stock price at March 31, 2014 was greater than the exercise prices on 656,059 options outstanding and therefore had an intrinsic value of $1,553,423.

Stock option expense was $143,662 and $50,801 for the six months ended March 31, 2014 and 2013, respectively. The following table summarizes information about the options outstanding at March 31, 2014:

Number of shares outstanding at March 31, 2014	Remaining contractual life in years	Exercise price per share

393,545	5	$8.82
174,594	6	$8.18
66,720	7	$7.22
16,212	8	$7.34
4,988	8	$7.79
971,680	10	$10.89
1,627,739

The Company has a recognition and retention plan which has granted 14,965 shares of restricted stock to key employees and directors. As of March 31, 2014, these shares remain in the trust and have not yet vested.

In addition to the above, the Company implemented the 2013 Equity Incentive Plan as described above, which has 571,577 shares authorized, and during the six months ended March 31, 2014 granted 360,092 shares of restricted stock to key employees and directors. The remaining 211,485 shares are available to be granted at March 31, 2014.

	Shares	Weighted average grant date fair value per award

Unvested restricted stock awards - September 30, 2013	14,965	$8.18
Granted	360,092	10.89
Vested	—	—
Canceled or expired	—	—
Unvested restricted stock awards - March 31, 2014	375,057	$10.78

Grants between January 1, 2009 and December 1, 2013 will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement at age 65. Grants subsequent to December 1, 2013 will be expensed to the scheduled vesting.

Note 10: Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At March 31, 2014, commitments to extend credit and standby letters of credit totaled $98.9 million. The Company does not anticipate any material losses as a result of these transactions.

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management, none of these matters should have a material adverse effect on the Company’s financial position or results of operation.

Note 11: Fair Value of Financial Instruments and Fair Value Measurement

Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the three months ended March 31, 2014, there were no transfers between levels.

At March 31, 2014, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S government sponsored entities, mortgage-backed securities, collateralized mortgage-backed securities and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. These are inputs used by a third-party pricing service used by the Company. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.

All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. These securities are priced via independent service providers. In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values.

The Company also holds assets available for sale reported at fair value consisting of a former branch, a parcel of land adjacent to a current branch, and a corporate facility that was previously classified as other real estate owned. These assets are included in other assets on the Company's condensed consolidated statements of financial condition. The fair value of these assets is determined using current appraisals adjusted at management’s discretion to reflect any decline in the fair value of the properties since the time the appraisal was performed. Appraisal values are reviewed and monitored internally and fair value is reassessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. All of the Company’s assets held for sale fall into level 3 of the fair value hierarchy.

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

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	March 31, 2014
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Tax free municipals	$19,331,029	$—	$19,331,029	$—
Mortgage–backed securities:
FNMA certificates	109,516,078	—	109,516,078	—
GNMA certificates	1,734,761	—	1,734,761	—
FHLMC certificates	49,078,500	—	49,078,500	—
Collateralized mortgage-backed securities:
FNMA	7,267,687	—	7,267,687	—
Collateralized mortgage obligations:
FNMA	1,324,815	—	1,324,815	—
FHLMC	332,406	—	332,406	—
Private-label mortgage securities:
Investment grade	1,621,770	—	1,621,770	—
Split rating (1)	1,139,366	—	1,139,366	—
Non-investment grade	10,231,716	—	10,231,716	—
Total investment securities available for sale	201,578,128	—	201,578,128	—
Assets held for sale	2,020,468	—	—	2,020,468
Total recurring assets at fair value	$203,598,596	$—	$201,578,128	$2,020,468
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2013
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Tax free municipals	$14,913,592	$—	$14,913,592	$—
U.S. government sponsored entities	5,030,043	—	5,030,043	—
Mortgage–backed securities:
FNMA certificates	116,301,309	—	116,301,309	—
GNMA certificates	1,845,617	—	1,845,617	—
FHLMC certificates	53,165,417	—	53,165,417	—
Collateralized mortgage-backed securities:
FNMA	7,256,485	—	7,256,485	—
Collateralized mortgage obligations:
FNMA	2,274,370	—	2,274,370	—
FHLMC	407,854	—	407,854	—
Private-label mortgage securities:
Investment grade	1,949,995	—	1,949,995	—
Split rating (1)	1,238,508	—	1,238,508	—
Non-investment grade	10,735,217	—	10,735,217	—
Total investment securities available for sale	215,118,407	—	215,118,407	—
Assets held for sale	1,744,584	—	—	1,744,584
Total recurring assets at fair value	$216,862,991	$—	$215,118,407	$1,744,584
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.
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

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis is as follows:

	Six Months Ended March 31, 2014	Year Ended September 30, 2013

Fair value, beginning balance	$1,744,584	$1,054,280
Purchases	—	—
Sales	—	—
Settlements	—	—
Change in unrealized loss recognized in other comprehensive income	—	—
Valuation loss recognized in noninterest expense	—	(467,841)
Total realized losses included in income	—	—
Transfers in and/or out of level 3	275,884	1,158,145
Fair value, ending balance	$2,020,468	$1,744,584

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

		Fair value measurements using:
	Fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
March 31, 2014
Impaired loans:
Not covered under loss share	$3,684,086	$—	$—	$3,684,086
Other real estate owned:
Not covered under loss share	849,033	—	—	849,033
Covered under loss share	9,894,510	—	—	9,894,510
September 30, 2013
Impaired loans:
Not covered under loss share	3,338,298	—	—	3,338,298
Other real estate owned:
Not covered under loss share	1,615,036	—	—	1,615,036
Covered under loss share	14,068,846	—	—	14,068,846

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect write-downs that are based on the market price or current appraised value of the collateral, adjusted to reflect local market conditions or other economic factors. After evaluating the underlying collateral, the fair value of the impaired loans is determined by allocating specific reserves from the allowance for loan and lease losses to the loans. Thus, the fair value reflects the loan balance, which is net of partial charge-offs. Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral. Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations. Each appraisal is updated on an annual basis, either through a new appraisal or through the Company’s comprehensive internal review process. Appraised values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. The fair value of impaired loans that are not collateral dependent is measured using a discounted cash flow analysis considered to be a Level 3 input.

Other real estate owned (“OREO”) is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. A provision is charged to earnings for subsequent losses on other real estate owned when market conditions indicate such losses have occurred. The ability of the Company to recover the carrying value of other real estate owned is based upon future sales of the real estate. The ability to affect such sales is subject to market conditions and other factors beyond the Company's control, and future declines in the value of the real estate would result in a charge to earnings. The recognition of sales and gain on sales is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred. OREO represents real property taken by the Company either through foreclosure or through a deed in lieu thereof from the borrower. The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed. It has been the Company’s experience that appraisals quickly become outdated due to the volatile real-estate environment. Appraised values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. Therefore, the inputs used to determine the fair value of OREO and repossessed assets fall within Level 3. The Company may include within OREO other repossessed assets received as partial satisfaction of a loan. These assets are not material and do not typically have readily determinable market values and are considered Level 3 inputs.

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at March 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	General Range (Discount)			Average Discount
Impaired Loans	$3,684,086	Property appraisals	Management discount for property type and recent market volatility	12%	—	42%	22%
OREO	$10,743,543	Property appraisals	Management discount for property type and recent market volatility	24%	—	40%	35%
Assets Held for Sale	$2,020,468	Valuation analysis	Management discount for property type and recent market volatility	—%	—	50%	34%

Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of March 31, 2014 and September 30, 2013.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at March 31, 2014 and at September 30, 2013, the fair value of these commitments is not presented.

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of March 31, 2014 and September 30, 2013 is summarized below:

	March 31, 2014
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$175,113,764	$175,113,764	$175,113,764	$—	$—
Investments available for sale	201,578,128	201,578,128	—	201,578,128	—
FHLB Stock	3,442,900	3,442,900	—	3,442,900	—
Loans receivable, net	572,040,428	573,976,234	—	—	573,976,234
Loans held for sale	1,404,537	1,431,985	—	1,431,985	—
Cash surrender value of life insurance	46,572,861	46,572,861	—	46,572,861	—
FDIC receivable for loss sharing arrangements	19,391,147	17,173,841	—	—	17,173,841
Assets held for sale	2,020,468	2,020,468	—	—	2,020,468
Accrued interest and dividends receivable	2,477,498	2,477,498	—	621,687	1,855,811
Financial liabilities:
Deposits	$742,063,715	$744,303,224	$—	$744,303,224	$—
FHLB advances	55,000,000	60,262,649	—	60,262,649	—
Accrued interest payable	176,553	176,553	—	176,553	—

	September 30, 2013
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$161,452,481	$161,452,481	$161,452,481	$—	$—
Investments available for sale	215,118,407	215,118,407	—	215,118,407	—
FHLB Stock	3,940,300	3,940,300	—	3,940,300	—
Loans receivable, net	579,854,293	549,751,987	—	—	549,751,987
Loans held for sale	1,857,393	1,883,244	—	1,883,244	—
Cash surrender value of life insurance	39,825,881	39,825,881	—	39,825,881	—
FDIC receivable for loss sharing arrangements	29,941,862	29,369,037	—	—	29,369,037
Assets held for sale	1,744,584	1,744,584	—	—	1,744,584
Accrued interest and dividends receivable	2,728,902	2,728,902	—	642,244	2,086,658
Financial liabilities:
Deposits	$751,296,668	$724,702,400	$—	$724,702,400	$—
FHLB advances	60,000,000	66,297,123	—	66,297,123	—
Accrued interest payable	200,173	200,173	—	200,173	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended March 31, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

During the first six months of fiscal year 2014, the national economy continued to show signs of recovery, as evidenced by increases in consumer spending and the stabilization of the labor market, the housing sector, and financial markets. The housing market remains inconsistent nationwide with areas of strength and areas of weakness. The local economy continues to experience some of these same positive trends but seems to be lagging the national economy in exhibiting many of the recovery signs mentioned above. In an effort to support mortgage lending and housing market recovery, and to help improve credit conditions overall, the

Federal Open Market Committee of the Federal Reserve has maintained the overnight lending rate between zero and 25 basis points since December 2008 and the Federal Reserve has been purchasing mortgage-backed securities and treasuries on a monthly basis although they have begun to reduce such purchases in recent months. The Federal Reserve is slowing the quantitative easing and has indicated that they may start raising rates in about a year.

Net income was $1.5 million for the three months ended March 31, 2014 compared to $1.4 million for the three months ended March 31, 2013, an increase of $106,000. Net income was $3.1 million for the six months ended March 31, 2014 compared to $3.7 million for the six months ended March 31, 2013, a decrease of $591,000.

On April 8, 2013, Charter Financial Corporation, a Maryland corporation, completed its conversion and reorganization pursuant to which First Charter, MHC, our federally chartered mutual holding company, was converted to the stock holding company form of organization. Charter Financial sold 14,289,429 shares of common stock at $10.00 per share, for gross offering proceeds of $142.9 million in its stock offering. CharterBank, as of April 8, 2013, was 100% owned by Charter Financial and Charter Financial was 100% owned by public shareholders. Concurrent with the completion of the offering, shares of common stock of the former federally chartered corporation, Charter Federal, were converted into the right to receive 1.2471 shares of Charter Financial’s common stock for each share of Charter Federal common stock that was owned immediately prior to completion of the transaction. As of April 8, 2013, Charter Federal and First Charter, MHC ceased to exist. Any reference to the Company following April 8, 2013 refers to Charter Financial Corporation, a Maryland corporation. In regards to weighted average shares outstanding, share and per share amounts held by the public prior to April 8, 2013, have been restated to reflect the completion of the second-step conversion at a conversion ratio of 1.2471 unless noted otherwise.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, the Company considers its critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, real estate owned, goodwill and other intangible assets, deferred income taxes, receivable from FDIC under loss sharing agreements, and estimation of fair value. There have been no material changes in our critical accounting policies during the six months ended March 31, 2014.

Comparison of Financial Condition at March 31, 2014 and September 30, 2013

Assets. Total assets declined by $11.5 million, or 1.1%, to $1.1 billion at March 31, 2014. Cash and cash equivalents increased by $13.7 million, while securities available for sale declined by $13.5 million, FDIC loss share receivable declined by $10.6 million and net loans receivable declined by $7.8 million.

Cash and cash equivalents. Cash and cash equivalents increased to $175.1 million at March 31, 2014, up from $161.5 million at September 30, 2013. This increase was primarily due to payments received from our securities portfolio since September 30, 2013.

Loans. At March 31, 2014, total loans were $572.0 million, or 53.1% of total assets. As indicated by the table below, during the six months ended March 31, 2014, our loan portfolio decreased by $7.8 million, or 1.3%. Loans covered by loss share agreements, net, decreased $18.9 million, or 17.3%, to $90.1 million at March 31, 2014 from $109.0 million at September 30, 2013, as we continue to progress through the resolution process on loss share assets. These decreases were partially offset by an increase in loans not covered by loss share agreements, net, of $11.0 million or 2.3%, to $481.9 million at March 31, 2014 from $470.9 million at September 30, 2013. The increase in loans not covered by loss share agreements was primarily attributable to a $10.6 million increase in 1-4 family residential real estate.

Non-covered and Covered Loans, net

	Non-covered (1)	Covered (2)	Total
	(dollars in thousands)
Loan Balances:
March 31, 2014	$481,907	$90,133	$572,040
December 31, 2013	476,466	100,101	576,567
September 30, 2013	470,863	108,991	579,854
June 30, 2013	443,581	120,712	564,293
March 31, 2013	421,175	131,359	552,534
December 31, 2012	426,370	149,268	575,638
September 30, 2012	427,676	166,228	593,904
June 30, 2012	430,292	186,545	616,837
March 31, 2012	435,424	203,626	639,050
__________________________________

(1)	Non-covered loans are shown net of deferred loan fees and allowance for loan losses.

(2)	Covered loans are shown net of deferred loan fees, allowances and accretable discounts.

FDIC Receivable for Loss Share Agreements. As of March 31, 2014, 15.8% of our outstanding principal balance of loans and 92.1% of our other real estate owned assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for 80% or 95%, depending on the contract, of all losses incurred in connection with those assets. We estimated the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and other real estate owned assets, and we recorded the estimate as a receivable from the FDIC. The FDIC receivable for loss share agreements was $19.4 million as of March 31, 2014 and $29.9 million as of September 30, 2013. The decrease in the amount of FDIC receivable was attributable to cash proceeds received from the FDIC during the six months ended March 31, 2014, along with an approximately $225,000 impairment of the indemnification asset recorded during the six months ended March 31, 2014, as well as a $746,000 charge during the current quarter due to the amortization of the indemnification asset. The impairment charges were due to uncertainty about the resolution of certain assets covered under the first commercial loss share agreement to expire in June 2014, with the amortization being related to improved cash flows related to acquired loans for the MCB and FNB contracts. The current and prior year impairment and amortization charges have been based on this analysis and the probability of those expected losses recognized prior to the end of loss share.

Investment Securities Portfolio. At March 31, 2014, our investment securities portfolio totaled $201.6 million, compared to $215.1 million at September 30, 2013. The decrease was attributable to $9.9 million in securities that were called or matured and $13.3 million in principal paydowns, partially offset by $9.6 million in securities purchased during the first six months of fiscal 2014.

During the first six months of fiscal 2014, we had no additional other-than-temporary impairment charges on non-agency collateralized mortgage backed securities. Through March 31, 2014, we had recorded a cumulative $380,000 of other-than-temporary impairment charges with respect to one private label security. No other non-agency collateralized mortgage backed securities in our investment portfolio were other- than- temporarily impaired at March 31, 2014. We have analyzed our investment portfolio as of March 31, 2014 for compliance with the new bank investment criteria under the Volcker Rule. We do not believe we currently hold any investments potentially affected by the Volcker Rule.

Bank Owned Life Insurance. The total cash surrender values of bank owned life insurance policies at March 31, 2014 and September 30, 2013 were $46.6 million and $39.8 million, respectively. This increase was primarily due to the purchases of additional policies in the amount of $6.1 million during the six months ended March 31, 2014.

Deposits. Total deposits decreased $9.2 million, or 1.2%, to $742.1 million at March 31, 2014 from $751.3 million at September 30, 2013. The decrease was caused primarily by a decline in certificates of deposit of $25.4 million. In recent quarters, we have reduced the rates paid on certificates of deposit to better match the level of our interest-bearing liabilities with loans. At March 31, 2014, all $742.1 million of deposits were retail deposits. We currently have no deposits classified as wholesale deposits, which are funds on deposit from internet services and brokered deposits. The following table shows deposit fees earned and deposit balances by category for the quarter end periods indicated:

		Deposit Balances
	Deposit & Bankcard Fees	Transaction Accounts	Savings	Money Market	Total Core Deposits	Retail Certificates of Deposit	Wholesale Certificates of Deposit	Total Deposits
	(dollars in thousands)
March 31, 2014	$2,235	$314,788	$48,775	$128,022	$491,585	$250,479	$—	$742,064
December 31, 2013	2,256	295,848	47,531	131,010	474,389	258,265	5,000	737,654
September 30, 2013	2,011	296,453	48,324	130,649	475,426	270,475	5,396	751,297
June 30, 2013	1,915	302,471	49,681	129,078	481,230	280,372	8,179	769,781
March 31, 2013 (1)	1,878	293,143	49,890	131,523	474,556	292,650	13,215	780,421
December 31, 2012	1,950	284,509	48,685	130,151	463,345	312,026	30,747	806,118
September 30, 2012	1,950	275,998	51,192	129,103	456,293	323,105	20,864	800,262
June 30, 2012	1,715	281,358	52,703	133,807	467,868	332,707	20,958	821,533
March 31, 2012	1,620	285,858	55,980	128,996	470,834	353,723	20,951	845,508
__________________________________

(1)	March 31, 2013 core deposits were reduced by $138.6 million of deposits held by the Bank for stock orders from the second-step conversion which closed on April 8, 2013.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Atlanta. At March 31, 2014 and September 30, 2013, borrowings totaled $55.0 million and $60.0 million, respectively. The year to date decrease was due to a maturing $5.0 million 3.795% fixed rate advance in March 2014.

Based upon available investment and loan collateral except cash, additional advances of $180.8 million were available from the Federal Home Loan Bank of Atlanta at March 31, 2014.

At March 31, 2014, approximately $54.7 million of a line of credit was available to us at the Federal Reserve Bank of Atlanta based on loan collateral pledged. The line of credit at the Federal Reserve Bank of Atlanta was not used other than periodic tests to ensure the line was functional.

Stockholders’ Equity. At March 31, 2014, total stockholders’ equity totaled $270.3 million, or $11.96 per net share, a $3.5 million decline from September 30, 2013 due to shares repurchased and cash dividends paid, offset by net income and a decrease in accumulated other comprehensive loss. In addition, tangible book value decreased from $11.81 per share at September 30, 2013 to $11.74 per share at March 31, 2014. The per share decreases were primarily due to a decrease of $5.5 million in stockholders equity related to the stock repurchase of 509,746 shares in conjunction with the stock repurchase program initiated in the first quarter of fiscal 2014. The benefit of these repurchased shares was not fully recognized as the decrease in share count was partially offset by restricted stock grants issued during the six months ended March 31, 2014.

As previously noted on a Form 8-K filed April 22, 2014, following the end of the current quarter, we completed the stock repurchase program announced on December 19, 2013. In total, 571,577 shares were repurchased at a total cost of $6.2 million. Also, as announced on April 22, 2014, the Company adopted a new stock repurchase program allowing for the repurchase of up to 2,250,000 shares, or approximately 10% of the current outstanding shares. This new program was initiated in May 2014.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and March 31, 2013

General. Net income increased $106,000, or 7.7%, to $1.5 million for the quarter ended March 31, 2014 from $1.4 million for the quarter ended March 31, 2013 primarily due to a decrease in noninterest expense, lower loan loss provision on non-covered loans, and a slight increase in noninterest income, partially offset by a decrease in net interest income. Net interest income decreased $1.6 million, or 17.7%, to $7.5 million for the quarter ended March 31, 2014 from $9.1 million for the quarter ended March 31, 2013 as a result of lower average yields on loans driven largely by declining accretion income on acquired covered loans. For the quarter ended March 31, 2014, our net interest margin decreased to 3.18% from 4.14% for the quarter ended March 31, 2013 due to lower interest rates related to interest-earning assets, including an increase in lower yielding cash and cash equivalents from our capital raise completed on April 8, 2013. The non-covered provision for loan losses was $0 and $300,000, respectively, for the quarters ended March 31, 2014 and 2013. Covered reversals of provisions for loan losses were $54,000 in the quarter ended March 31, 2014 and $42,000 for the quarter ended March 31, 2013. Noninterest income increased $240,000, or 8.0%, to $3.2 million for the quarter ended March 31, 2014 from $3.0 million for the quarter ended March 31, 2013 primarily attributable to an increase in bankcard fee income. Noninterest expense decreased by $1.2 million to $8.6 million for the quarter ended March 31,

2014 from $9.8 million for the quarter ended March 31, 2013. Noninterest expense was lower primarily due to a decrease in the net cost of real estate owned resulting from provisions recorded for valuation allowances during the quarter ended March 31, 2013.

Interest Income. Total interest income decreased $2.1 million, or 18.9%, to $8.9 million for the quarter ended March 31, 2014 from $11.0 million for the quarter ended March 31, 2013 due primarily to the decrease in interest on loans partially offset by an increase in securities income. Interest on loans decreased $1.6 million, or 15.5%, to $8.6 million for the quarter ended March 31, 2014 as a result of a declining average yield and a lower average balance on covered loans. The lower average balance was primarily the result of loan repayments and charge-offs on loans covered by loss share agreements. The average yield on loans declined to 5.41% for the quarter ended March 31, 2014 compared to 7.08% for the quarter ended March 31, 2013. Our loans acquired through FDIC acquisitions carry higher yields than our legacy loan portfolio. Due to lower purchase discount accretion and amortization of the indemnification asset in our covered loan portfolio, average yields decreased during the quarter ended March 31, 2014 as compared to the prior year period. Additionally, as our purchase discount accretion declines and additional amortization is expensed in future periods, our net interest margin will likely also decline.

During the most recent quarterly reevaluation of cash flows on acquired loans, the Company revised its estimate of cash flows related to covered loans resulting in a transfer of $3.6 million from nonaccretable discount to accretable yield. In accordance with accounting guidance, the transferred amount will be accreted into income prospectively over the estimated remaining life of the loan pools. Concurrently, approximately $3.0 million which previously represented cash flows receivable from the FDIC and included in the FDIC receivable for loss sharing agreements on the balance sheet will be amortized into interest income over the remaining life of the loan pools or the agreement with the FDIC, whichever is shorter. During the quarter, increased interest income on loans related to this transfer was approximately $647,000 with off-setting amortization of the indemnification asset of $746,000.

Interest on mortgage-backed securities and collateralized mortgage obligations increased $215,000 to $953,000 for the quarter ended March 31, 2014 from $738,000 for the quarter ended March 31, 2013 primarily attributable to a $24.8 million, or 15.5%, increase in the average balance of such securities to $185.5 million and as a result of a 22 basis point increase in average yield to 2.06% due in part to higher interest rates on newly purchased mortgage-backed securities.

Interest on other investment securities, which consisted of agency and municipal securities decreased $20,000 to $19,000 for the quarter ended March 31, 2014 from $39,000 for the quarter ended March 31, 2013 as other investment securities average balances declined $3.6 million to $19.5 million while the average yield decreased to 0.40% for the quarter ended March 31, 2014 from 0.68% for the quarter ended March 31, 2013 as interest rates remained low.

Interest on interest earning deposits increased $34,000 to $84,000 for the quarter ended March 31, 2014 from $50,000 for the quarter ended March 31, 2013 as average balances on interest earning deposits increased $39.1 million due to the investment of cash proceeds from our conversion and stock offering completed on April 8, 2013.

The following table shows selected yield and rate information for the quarter end periods indicated:

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013

Yield on Loans	5.41%	5.55%	6.14%	6.83%	7.08%
Yield on Mortgage Securities	2.06%	2.01%	1.83%	1.77%	1.84%
Yield on Assets	3.78%	3.95%	4.13%	4.33%	5.00%

Cost of Deposits	0.49%	0.53%	0.55%	0.57%	0.62%
Cost of CD's	1.02%	1.09%	1.11%	1.12%	1.13%
Cost of NOW Accounts	0.11%	0.11%	0.12%	0.13%	0.13%
Cost of Rewards Checking	0.24%	0.25%	0.26%	0.34%	0.37%
Cost of Savings	0.02%	0.03%	0.04%	0.05%	0.05%
Cost of MMDA	0.23%	0.21%	0.21%	0.19%	0.26%
Cost of Borrowings	4.25%	4.34%	4.29%	4.24%	4.10%
Cost of Liabilities	0.79%	0.85%	0.89%	0.90%	0.97%

Loan/Deposit Spread	4.92%	5.02%	5.59%	6.26%	6.46%
Asset/Liability Spread	2.99%	3.10%	3.24%	3.43%	4.03%

Interest Expense. Total interest expense decreased $471,000, or 24.8%, to $1.4 million for the quarter ended March 31, 2014 compared to $1.9 million for the quarter ended March 31, 2013. Interest expense declined due to an 18 basis point, or 18.6%, decrease in the average cost of interest-bearing liabilities to 0.79% for the quarter ended March 31, 2014 from 0.97% for the quarter ended March 31, 2013, reflecting continued low market interest rates. In addition, the average balance of interest-bearing liabilities decreased by $66.5 million, or 8.5%, to $720.0 million for the quarter ended March 31, 2014 compared to $786.6 million for the quarter ended March 31, 2013 as a result of a reduction in higher cost certificates of deposit acquired in FDIC acquisitions and higher costing FHLB advances that matured and were repaid.

Interest expense on deposits decreased $285,000, or 26.1%, to $804,000 for the quarter ended March 31, 2014 compared to $1.1 million for the quarter ended March 31, 2013. The decrease was due primarily to a 13 basis point decrease in the average cost of deposits to 0.49% for the current quarter compared to 0.62% for the quarter ended March 31, 2013. The decrease in the average cost of deposits was largely due to low market interest rates and a decrease in higher costing certificates of deposit. Interest expense on certificates of deposit decreased $250,000 to $648,000 for the quarter ended March 31, 2014, from $898,000 for the quarter ended March 31, 2013, reflecting the $64.4 million, or 20.2%, decrease in the average balance of such deposits and an 11 basis point decrease in average certificate of deposit cost to 1.02%. This shift in the deposit mix represented a continuation of our strategy to run off certificates of deposit accounts acquired from our FDIC acquisitions. The cost of NOW accounts remained unchanged despite a 2 basis point decrease to 0.11% for the quarter ended March 31, 2014. The decrease in average cost was offset by an increase in the average balance of NOW accounts of $23.5 million. The average cost of savings accounts decreased 3 basis points to 0.02% for the quarter ended March 31, 2014, compared to 0.05% for the quarter ended March 31, 2013. The average cost of rewards checking declined 13 basis points to 0.24% for the quarter ended March 31, 2014 compared to 0.37% for the quarter ended March 31, 2013. Rewards checking is a premium rate demand account based on average balance, electronic transaction activity, and other criteria.

Interest expense on FHLB advances decreased $187,000 to $626,000 for the quarter ended March 31, 2014 compared to $813,000 for the quarter ended March 31, 2013, due to a decrease of $20.4 million, or 25.7%, in the average balance of advances. The average cost of advances increased 15 basis points for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013 due to lower costing advances maturing in March and September 2013, leaving us with higher rate advances at March 31, 2014.

Net Interest Income. Net interest income decreased $1.6 million, or 17.7%, to $7.5 million for the quarter ended March 31, 2014, from $9.1 million for the quarter ended March 31, 2013. The decrease was primarily due to a decrease in interest income of $2.1 million, partially offset by a decrease in interest expense of $471,000. Interest income decreased largely due to the average yield on assets decreasing 122 basis points during the quarter ended March 31, 2014 as compared to the prior year quarter. This decrease in average yield was due to a lower average yield on loans receivable which was primarily attributable to lower accretion income on acquired covered loans. This decrease in average yield was partially offset by increases in the average balance of interest earning deposits in other financial institutions of $39.1 million and mortgage-backed securities and collateralized mortgage obligations available for sale of $24.8 million for the quarter ended March 31, 2014.

The decrease in interest expense was due to a 13 basis point decrease in the average cost of total interest bearing deposits to 0.49% for the quarter ended March 31, 2014 from 0.62% for the quarter ended March 31, 2013, partially offset by a 15 basis point increase in the average cost of borrowings to 4.25% for the quarter ended March 31, 2014 from 4.10% for the quarter ended March 31, 2013. In addition, the average balance of interest-bearing liabilities decreased $66.5 million during the quarter ended March 31, 2014 as compared to the same prior year quarter. As the table indicates below, our net interest margin decreased 96 basis points to 3.18% for the March quarter of 2014 from 4.14% for the March quarter of 2013, while our net interest rate spread decreased 104 basis points to 2.99% for the second quarter of fiscal 2014 from 4.03% for the second quarter of fiscal 2013. Lower average yields on loans outstanding, partially offset by lower average rates paid on interest bearing deposits, contributed to reduced net interest margin. Additionally, approximately 32 basis points of purchase discount accretion was included in the net interest margin. At March 31, 2014, there was $5.9 million of discount remaining to accrete into interest income over the remaining life of the covered loans with the accretion heavily weighted towards the early quarters.

The table below shows discount accretion included in income over the past five years, for the quarters ended December 31, 2013, and March 31, 2014, respectively, and the remaining discount to be recognized as of March 31, 2014:

	Loan Accretion Income
	2009	2010	2011	2012	2013	1Q 2014	2Q 2014	Remaining (1)
	(in thousands)
NCB	$1,698	$4,519	$2,272	$751	$844	$86	$59	$161
MCB	—	3,242	5,742	3,740	3,086	418	900	3,152
FNB	—	—	252	4,497	4,993	688	519	2,603
Total	$1,698	$7,761	$8,266	$8,988	$8,923	$1,192	$1,478	$5,916
__________________________________

(1)
Based on revised estimated cash flows related to covered loans, as of March 31, 2014, it was determined that approximately $3.0 million of the FDIC indemnification asset must be amortized into interest income over the remaining life of the loan pools or the agreement with the FDIC, whichever is shorter. In the quarter ended March 31, 2014, $746,000 of the $3.0 million was amortized into loan interest income.

	For the Three Months Ended March 31,
	2014			2013
	Average Balance	Interest	Average Yield/Cost (8)	Average Balance	Interest	Average Yield/Cost (8)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$156,199	$84	0.22%	$117,121	$50	0.17%
FHLB common stock and other equity securities	3,861	37	3.85	5,190	31	2.39
Mortgage-backed securities and collateralized mortgage obligations available for sale (1)	185,459	953	2.06	160,622	738	1.84
Other investment securities available for sale (1)	19,455	19	0.40	23,075	39	0.68
Loans receivable (1)(2)(3)(4)	578,887	7,830	5.41	573,694	10,148	7.08
Total interest-earning assets	943,861	8,923	3.78	879,702	11,006	5.00
Total noninterest-earning assets	133,844			149,365
Total assets	$1,077,705			$1,029,067
Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$178,962	$51	0.11%	$155,463	$51	0.13%
Reward accounts	47,849	28	0.24	52,629	49	0.37
Savings accounts	48,375	2	0.02	49,658	6	0.05
Money market deposit accounts	131,376	75	0.23	130,626	85	0.26
Certificate of deposit accounts	254,623	648	1.02	318,978	898	1.13
Total interest-bearing deposits	661,185	804	0.49	707,354	1,089	0.62
Borrowed funds	58,856	626	4.25	79,222	813	4.10
Total interest-bearing liabilities	720,041	1,430	0.79	786,576	1,902	0.97
Noninterest-bearing deposits	74,468			92,872
Other noninterest-bearing liabilities	10,583			5,003
Total noninterest-bearing liabilities	85,051			97,875
Total liabilities	805,092			884,451
Total stockholders' equity	272,613			144,616
Total liabilities and stockholders' equity	$1,077,705			$1,029,067
Net interest income		$7,493			$9,104
Net interest-earning assets (5)		$223,820			$93,126
Net interest rate spread (6)			2.99%			4.03%
Net interest margin (7)			3.18%			4.14%
Ratio of average interest-earning assets to average interest-bearing liabilities			131.08%			111.84%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on non-accrual loans.

(4)	Interest income on covered loans includes discount accretion.

(5)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(6)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(8)	Annualized.

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

	For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$17	$13	$4	$34
FHLB common stock and other equity securities	(8)	19	(5)	6
Mortgage-backed securities and collateralized mortgage obligations available for sale	114	88	13	215
Other investment securities available for sale	(6)	(16)	2	(20)
Loans receivable	92	(2,389)	(21)	(2,318)
Total interest-earnings assets	$209	$(2,285)	$(7)	$(2,083)
Interest Expense
NOW accounts	$9	$(28)	$(2)	$(21)
Savings accounts	—	(4)	—	(4)
Money market deposit accounts	—	(10)	—	(10)
Certificate of deposit accounts	(181)	(86)	17	(250)
Total interest-bearing deposits	(172)	(128)	15	(285)
Borrowed funds	(209)	29	(7)	(187)
Total Interest-bearing Liabilities	$(381)	$(99)	$8	$(472)
Net Change in net interest income	$590	$(2,186)	$(15)	$(1,611)

Provision for Non-Covered Loan Losses. The provision for loan losses for non-covered loans for the quarter ended March 31, 2014 was $0 compared to $300,000 for the quarter ended March 31, 2013. The Company did not make a provision in the quarter ended March 31, 2014 due to the trend of declining levels of nonperforming assets and net charge-offs, along with an overall improvement in the loan portfolio in recent quarters. We had net charge-offs on non-covered loans of $64,000 for the quarter ended March 31, 2014, compared to net charge-offs of $137,000 for the quarter ended March 31, 2013. The allowance for loan losses for non-covered loans was $8.4 million, or 1.71% of total non-covered loans receivable at March 31, 2014 compared to $8.5 million, or 1.98% of total non-covered loans receivable, at March 31, 2013. Our nonperforming loans increased to $4.7 million or 0.96% of total non-covered loans at March 31, 2014 from $3.1 million or 0.72% of total non-covered loans at March 31, 2013. As a result, our allowance as a percent of nonperforming loans decreased from 276.92% at March 31, 2013 to 177.76% at March 31, 2014.

Provision for Covered Loan Losses. For the quarter ended March 31, 2014, the reversal of provision for covered loan losses was $54,000 compared to $42,000 for the quarter ended March 31, 2013. The reversal of provision for covered loans for the quarter ended March 31, 2014 was due to a reversal of provision related to certain loans of NCB which were accounted for under FAS 141. If future losses occur due to declines in the market during the five year period covered by loss share agreements, the losses on loans acquired from both NCB and MCB will be reimbursed at 95% and FNB at 80% based on the terms of the FDIC loss sharing agreements. At March 31, 2014 covered loans totaled $90.1 million and are net of $14.6 million in related nonaccretable and accretable discounts and allowances.

Noninterest Income. Noninterest income increased $240,000, or 8.0%, to $3.2 million for the quarter ended March 31, 2014 from $3.0 million for the quarter ended March 31, 2013. The increase was primarily attributable to an increase in bankcard fees of $271,000 and an increase in bank owned life insurance of $112,000. These increases were partially offset by declines of $119,000 and $103,000 in gain on sale of loans and servicing release fees and FDIC receivable for loss sharing agreements accretion, respectively.

	For the Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(dollars in thousands)
Deposit and bankcard fees	$2,235	$2,256	$2,011	$1,915	$1,878
Gain on the sale of loans	266	172	192	407	385
Brokerage commissions	184	145	120	153	175
Bank owned life insurance	339	308	300	211	228
Gain on sale of investments, net	—	—	30	—	—
FDIC receivable accretion (net impairment)	83	(90)	(186)	(115)	186
Other income	110	1,325	335	91	125
Total Noninterest Income	$3,217	$4,116	$2,802	$2,662	$2,977

Noninterest Expense. Total noninterest expense decreased $1.2 million, or 12.1% to $8.6 million for the quarter ended March 31, 2014, compared to $9.8 million for the quarter ended March 31, 2013. The decrease was attributable to a decrease in the net cost of real estate owned of $1.2 million due to provisions recorded for valuation allowances in the quarter ended March 31, 2013, and a decrease in other noninterest expense of $754,000 largely related to a write-down of an asset available for sale recorded in the quarter ended March 31, 2013. These decreases were partially offset by the increase in salaries and employee benefits of $485,000, of which $258,000 was attributable to an increase in stock benefits expense primarily for stock awards made in the previous quarter.

The following table shows noninterest expense by category for the periods indicated:

	For the Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(dollars in thousands)
Compensation and employee benefits	$4,852	$4,701	$4,956	$4,460	$4,367
Occupancy	1,874	1,892	1,979	1,845	1,718
Legal and professional	387	554	647	459	493
Marketing	337	300	367	336	323
Furniture and equipment	158	166	213	203	210
Postage, office supplies, and printing	181	226	275	283	277
Core deposit intangible amortization expense	100	106	112	116	121
Federal insurance premiums and other regulatory fees	251	251	233	254	(142)
Net (benefit) cost of operations of other real estate owned	(2)	289	40	(22)	1,192
Other	442	715	647	829	1,198
Total Noninterest Expense	$8,580	$9,200	$9,469	$8,763	$9,757

Income Taxes. Income taxes increased slightly to $693,000 for the quarter ended March 31, 2014 from $682,000 for the quarter ended March 31, 2013. Our effective tax rate was 31.73% in the quarter ended March 31, 2014 and 33.02% in the quarter ended March 31, 2013.

Comparison of Operating Results for the Six Months Ended March 31, 2014 and March 31, 2013

General. Net income decreased $591,000, or 15.9%, to $3.1 million for the six months ended March 31, 2014 from $3.7 million for the six months ended March 31, 2013 primarily due to a decrease in net interest income, partially offset by an increase in noninterest income and decreases in noninterest expense and provision for loan losses. Net interest income declined $2.9 million, or 15.9%, to $15.2 million for the six months ended March 31, 2014 from $18.1 million for the six months ended March 31, 2013 as a result of the lower average yield of interest earning assets as a result of declining accretion income on acquired covered loans partially offset by a higher average balance of interest earning assets. For the six months ended March 31, 2014, our net interest margin decreased to 3.23% from 4.14% for the six months ended March 31, 2013 due to lower interest rates related to interest-earning assets including an increase in lower yielding cash from our capital raise completed on April 8, 2013. The non-covered provision for loan losses was $300,000 for the six months ended March 31, 2014 and $600,000 for the six months ended March 31, 2013. Covered provision for loan losses totaled a reversal of provision of $52,000 in the six months ended March 31, 2014 compared to a provision expense of $52,000 for the six months ended March 31, 2013. Noninterest income increased $1.1 million, or 18.5%, to $7.3 million for the six months ended March 31, 2014 from $6.2 million for the six months ended March 31, 2013, primarily attributable to a true-up receipt from the completion and renegotiation of a processing contract of approximately $1.1 million. Noninterest expense decreased $301,000 to $17.8 million for the six months ended March 31, 2014 from $18.1 million for the six months ended March 31, 2013. Noninterest expense was lower, primarily as a result of decreases in the net cost of real estate owned and other expenses, and partially offset by increases in salaries and employee benefits and federal insurance premiums and other regulatory fees.

Interest and Dividend Income. Total interest and dividend income decreased $3.9 million, or 17.6%, to $18.2 million for the six months ended March 31, 2014 from $22.1 million for the six months ended March 31, 2013 due primarily to the decrease in interest income on loans. Interest income on loans decreased $3.6 million, or 17.7%, to $16.7 million for the six months ended March 31, 2014 as a result of lower average yields on loans. The average yield on loans declined to 5.48% for the six months ended March 31, 2014 compared to 6.97% for the six months ended March 31, 2013. The lower average yield on loans for the six months ended March 31, 2014 was primarily attributable to a decrease in purchase discount accretion and the improvement in estimated cash flows related to covered loans resulting in amortization of the indemnification asset of $746,000, as well as continued low interest rates and the repayment of higher yielding loans. The $746,000 of amortization was partially offset by a $647,000 increase in interest income on loans related to the transfer from nonaccretable discount to accretable yield. Our loans acquired through FDIC acquisitions carry higher yields than our legacy loan portfolio. As our percentage of covered loans to total loans declines in future periods, our net interest margin will likely also decline. The average balance of loans receivable remained unchanged at $583.5 million for the six months ended March 31, 2014 and 2013. Loan repayments and charge-offs on loans covered by loss share agreements were offset by increases in loans not covered by loss share agreements. We had $2.7 million of accretion income included in interest and dividend income for the six months ended March 31, 2014 compared to $5.0 million for the six months ended March 31, 2013. There is $5.9 million of discount remaining to accrete into interest income over the next ten quarters with the accretion heavily weighted towards the early quarters.

Interest on mortgage-backed securities and collateralized mortgage obligations increased $453,000 to $1.9 million for the six months ended March 31, 2014 from $1.5 million for the six months ended March 31, 2013, reflecting a 21 basis point increase in average yield to 2.03% due to higher interest rates on newly purchased mortgage-backed securities and a $27.5 million, or 17.0%, increase in the average balance of such securities to $189.1 million.

Interest and dividend income on Federal Home Loan Bank of Atlanta common stock increased slightly to $67,000 for the six months ended March 31, 2014 from $66,000 for the six months ended March 31, 2013 as the FHLB dividend rate increased.

Interest on other investment securities, which consisted of agency and municipal securities decreased $56,000 to $38,000 for the six months ended March 31, 2014 from $94,000 for the six months ended March 31, 2013 as investment securities average balances decreased by $5.2 million for the current period and the average yield decreased to 0.39% for the six months ended March 31, 2014 from 0.76% for the six months ended March 31, 2013 as interest rates remained low.

Interest on interest earning deposits in other financial institutions increased $68,000 to $169,000 for the six months ended March 31, 2014 from $101,000 for the six months ended March 31, 2013 as average balances increased $44.2 million as a result of the investment of proceeds from our conversion and stock offering completed on April 8, 2013.

Interest Expense. Total interest expense decreased $1.0 million, or 25.0%, to $3.0 million for the six months ended March 31, 2014 compared to $4.0 million for the six months ended March 31, 2013. Interest expense decreased due to an 18 basis point, or 18.0%, decrease in the average cost of interest-bearing liabilities to 0.82% for the six months ended March 31, 2014 from 1.00% for the six months ended March 31, 2013, reflecting continued low market interest rates. The average balance of interest-bearing liabilities decreased by $66.6 million, or 8.4%, to $722.9 million for the six months ended March 31, 2014 compared to $789.5 million for the six months ended March 31, 2013 as FHLB advances matured and were repaid and higher costing certificates of deposit acquired in FDIC acquisitions were reduced.

Interest expense on deposits decreased $617,000, or 26.7%, to $1.7 million for the six months ended March 31, 2014 compared to $2.3 million for the six months ended March 31, 2013. The decrease was due to a 14 basis point decrease in average cost of deposits to 0.51% for the current six month period compared to 0.65% for the six months ended March 31, 2013 and a $46.4 million, or 6.5%, decrease in the average balance of interest-bearing deposits. The decrease in the average cost of deposits was largely due to lower market interest rates, an increase in the mix of lower costing demand deposits relative to higher costing certificates of deposit and the repricing downward of higher costing certificates of deposit. The average cost on savings accounts decreased 3 basis points from 0.05% for the six months ended March 31, 2013 to 0.02% for the six months ended March 31, 2014. The average cost on rewards checking decreased 15 basis points to 0.24% for the six months ended March 31, 2014 compared to 0.39% for the six months ended March 31, 2013. Rewards checking is a premium rate demand account based on average balance, electronic transaction activity, and other criteria. Interest expense on certificates of deposit decreased $533,000 to $1.4 million for the six months ended March 31, 2014, from $1.9 million for the six months ended March 31, 2013, reflecting a $67.1 million, or 20.4%, decrease in the average balance of such deposits and a 10 basis point decrease in average certificate of deposit cost to 1.06%. This represented a continuation of our strategy to run off certificates of deposit accounts from our FDIC acquisitions.

Interest expense on Federal Home Loan Bank advances decreased $373,000 to $1.3 million for the six months ended March 31, 2014 compared to $1.7 million for the six months ended March 31, 2013, due to a decrease of $20.2 million, or 25.4%, in the average balance of advances. The average cost of advances increased 16 basis points for the six months ended March 31, 2014 compared to the six months ended March 31, 2013 due to lower costing advances maturing in March and September 2013, leaving us with higher rate advances at March 31, 2014.

Net Interest Income. Net interest income decreased $2.9 million, or 15.9%, to $15.2 million for the six months ended March 31, 2014, from $18.1 million for the six months ended March 31, 2013. The decrease was primarily due to a decrease in interest and dividend income of $3.9 million, partially offset by a decrease in interest expense of $1.0 million. Interest and dividend income decreased primarily due to lower average yields on loans but was partially offset by increases in the average balances of mortgage-backed securities and collateralized mortgage obligations available for sale and interest-earning deposits for the six months ended March 31, 2014. The average yield on interest-earning assets decreased 117 basis points during the six months ended March 31, 2014 as compared to the same prior year period.

The decrease in interest expense was due to a 14 basis point decline in the average cost of total interest bearing deposits to 0.51% for the six months ended March 31, 2014 from 0.65% for the six months ended March 31, 2013, aided by a 10 basis point decrease in the average cost of certificates of deposits to 1.06% for the six months ended March 31, 2014 from 1.16% for the six months ended March 31, 2013. In addition, the average balance of interest bearing liabilities decreased $66.6 million for the six months ended March 31, 2014 as compared to the same prior year period. As the table indicates below, our net interest margin decreased 91 basis points during the six months ended March 31, 2014 as compared to the six months ended March 31, 2013, while our net interest rate spread decreased 99 basis points to 3.05% for the first six months of fiscal 2014 from 4.04% for the comparable six months of 2013. Additionally, approximately 42 basis points of purchase discount accretion was included in the net interest margin for the six months ended March 31, 2014.

	For the Six Months Ended March 31,
	2014			2013
	Average Balance	Interest	Average Yield/Cost (8)	Average Balance	Interest	Average Yield/Cost (8)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$144,630	$169	0.23%	$100,397	$101	0.20%
FHLB common stock and other equity securities	3,901	67	3.44%	5,244	66	2.51%
Mortgage-backed securities and collateralized mortgage obligations available for sale (1)	189,066	1,922	2.03%	161,563	1,469	1.82%
Other investment securities available for sale (1)	19,543	38	0.39%	24,719	94	0.76%
Loans receivable (1) (2) (3) (4)	583,547	15,985	5.48%	583,484	20,327	6.97%
Total interest-earning assets	940,687	18,181	3.87%	875,407	22,057	5.04%
Total noninterest-earning assets	140,769			145,685
Total assets	$1,081,456			$1,021,092
Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$174,245	$98	0.11%	$150,488	$100	0.13%
Rewards checking	48,298	58	0.24%	52,120	102	0.39%
Savings accounts	48,123	6	0.02%	49,544	12	0.05%
Money market deposit accounts	130,899	145	0.22%	128,755	177	0.27%
Certificate of deposit accounts	261,871	1,382	1.06%	328,934	1,915	1.16%
Total interest-bearing deposits	663,436	1,689	0.51%	709,841	2,306	0.65%
Borrowed funds	59,434	1,277	4.30%	79,637	1,650	4.14%
Total interest-bearing liabilities	722,870	2,966	0.82%	789,478	3,956	1.00%
Noninterest-bearing deposits	73,827			81,188
Other noninterest-bearing liabilities	11,201			6,424
Total noninterest-bearing liabilities	85,028			87,612
Total liabilities	807,898			877,090
Total stockholders' equity	273,558			144,002
Total liabilities and stockholders' equity	$1,081,456			$1,021,092
Net interest income		$15,215			$18,101

Net interest earning assets (5)		$217,817			$85,929
Net interest rate spread (6)			3.05%			4.04%
Net interest margin (7)			3.23%			4.14%
Ratio of average interest-earning assets to average interest-bearing liabilities			130.13%			110.88%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on non-accrual loans.

(4)	Interest income on covered loans includes discount accretion.

(5)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(6)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(8)	Annualized.

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

	For the Six Months Ended March 31, 2014 Compared to the Six Months Ended March 31, 2013
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$44	$17	$7	$68
FHLB common stock and other equity securities	(17)	24	(6)	1
Mortgage-backed securities and collateralized mortgage obligations available for sale	250	174	29	453
Other investment securities available for sale	(20)	(46)	10	(56)
Loans receivable	2	(4,343)	(1)	(4,342)
Total interest-earnings assets	$259	$(4,174)	$39	$(3,876)
Interest Expense
NOW accounts	$20	$(61)	$(5)	$(46)
Savings accounts	—	(6)	—	(6)
Money market deposit accounts	3	(34)	(1)	(32)
Certificate of deposit accounts	(390)	(179)	36	(533)
Total interest-bearing deposits	(367)	(280)	30	(617)
Borrowed funds	(419)	60	(14)	(373)
Total Interest-Bearing Liabilities	$(786)	$(220)	$16	$(990)
Net Change in net interest income	$1,045	$(3,954)	$23	$(2,886)

Provision for Non-Covered Loan Losses. The provision for loan losses for the six months ended March 31, 2014 for non-covered loans was $300,000, compared to $600,000 for the six months ended March 31, 2013. The Company did not make a provision in the quarter ended March 31, 2014 due to the trend of declining levels of nonperforming assets and net charge-offs, along with an overall improvement in the loan portfolio in recent quarters. Net charge-offs on non-covered loans decreased to $58,000 for the six months ended March 31, 2014, from $244,000 for the six months ended March 31, 2013. The allowance for loan losses for non-covered loans was $8.4 million, or 1.71% of total non-covered loans receivable at March 31, 2014 compared to $8.5 million, or 1.98% of total non-covered loans receivable at March 31, 2013. Our nonperforming loans increased to $4.7 million at March 31, 2014 from $3.1 million at March 31, 2013. As a result, our allowance as a percent of nonperforming loans decreased to 177.76% at March 31, 2014 compared to 276.92% at March 31, 2013.

Provision for Covered Loan Losses. For the six months ended March 31, 2014, the reversal of provision for covered loan losses was $52,000 compared to a provision expense of $52,000 for the six months ended March 31, 2013. The reversal of provision for covered loans for the six months ended March 31, 2014 was due to a reversal of provision of $82,000 related to certain loans of NCB and a provision expense of $30,000 related to certain loans of FNB. If future losses occur due to declines in the market during the five year period covered by loss share agreements, the losses on loans acquired from both NCB and MCB will be reimbursed at 95% and FNB at 80% based on the terms of the FDIC loss sharing agreements. At March 31, 2014 covered loans totaled $90.1 million and is net of $14.6 million in related nonaccretable and accretable discounts and allowances.

Noninterest Income. Noninterest income increased $1.1 million or 18.5%, to $7.3 million for the six months ended March 31, 2014 from $6.2 million for the six months ended March 31, 2013. The increase was primarily attributable to a true-up receipt from the completion and renegotiation of a processing contract of approximately $1.1 million and a $538,000 increase in bankcard fees in the six months ended March 31, 2014.

The increase in noninterest income was partially offset by decreases in discount accretion on FDIC assisted transactions, gains on the sale of loans and servicing released fees and gain on the sale of securities during the six months ended March 31, 2014. Discount accretion declined $341,000 primarily due to an impairment of $225,000 recorded on the FDIC indemnification asset during the six months ended March 31, 2014 based on an assessment of the collectability of previous loss estimates which established the covered portion of the allowance for loan losses. Gains on the sale of loans and servicing released fees decreased $296,000 as a result of lower mortgage loan production due to higher interest rates during the six months ended March 31, 2014. Additionally, gains on the sale of securities declined $220,000 for the six months ended March 31, 2014.

Noninterest Expense. Total noninterest expense decreased $301,000, or 1.7%, to $17.8 million for the six months ended March 31, 2014, compared to $18.1 million for the six months ended March 31, 2013. The decrease was primarily attributable to a decrease in the net cost of real estate owned of $713,000 due to a $1.3 million decrease in provisions recorded for valuation allowances in the six months ended March 31, 2014, as compared to the six months ended March 31, 2013, and a decrease in other noninterest expense of $707,000 largely related to a write-down of an asset available for sale recorded in the six months ended March 31, 2013. These decreases were partially offset by increases in salaries and employee benefits of $510,000 due to stock benefits being granted during the six months ended March 31, 2014, federal insurance premiums and other regulatory fees of $400,000 and occupancy expense of $287,000.

Income Taxes. Income taxes decreased to $1.4 million for the six months ended March 31, 2014 from $1.8 million for the six months ended March 31, 2013 due to a decrease in our income before provision for income taxes of $1.0 million. Our effective tax rate was 30.78% in the six months ended March 31, 2014 and 33.06% in the six months ended March 31, 2013.

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

As of March 31, 2014, our nonperforming non-covered assets totaled $5.6 million and consisted of $4.7 million of nonaccrual loans and other real estate owned of $849,000. The table below sets forth the amounts and categories of our non-covered nonperforming assets at the dates indicated.

	At March 31, 2014	At September 30, 2013
	(dollars in thousands)
Non-accrual loans:
One- to four-family residential real estate	$1,242	$1,508
Commercial real estate	3,257	1,121
Real estate construction	—	—
Commercial	195	161
Consumer and other loans	49	84
Total non-accrual loans	4,743	2,874
Loans delinquent 90 days or greater and still accruing:
One- to four-family residential real estate	—	47
Commercial real estate	—	—
Real estate construction	—	—
Commercial	—	—
Consumer and other loans	—	—
Total loans delinquent 90 days or greater and still accruing	—	47
Total nonperforming loans	$4,743	$2,921
Real estate owned:
One- to four-family residential real estate	$591	$1,175
Commercial real estate	258	440
Real estate construction	—	—
Commercial	—	—
Consumer and other loans	—	—
Total real estate owned	849	1,615
Total nonperforming assets	$5,592	$4,536
Ratios:
Nonperforming loans as a percentage of total non-covered loans	0.96%	0.61%
Nonperforming assets as a percentage of total non-covered assets	0.59%	0.49%

Nonperforming assets not covered by loss share increased $1.1 million, or 23.27%, to $5.6 million at March 31, 2014 from $4.5 million at September 30, 2013. The increase was due primarily to a $2.1 million increase in non-accrual commercial real estate loans. We have 31 non-covered loans that remain nonperforming at March 31, 2014, and the largest nonperforming non-covered loan had a balance of $1.8 million at March 31, 2014 and was secured by commercial real estate. The increase was partially offset by a $766,000 decline in real estate owned. Real estate owned declined primarily due to the disposition of $1.9 million of real estate owned by CharterBank as well as $122,000 in additional write downs on real estate owned.

Covered nonperforming assets, consisting of covered REO and covered loans greater than 90 days delinquent, decreased to $18.7 million at March 31, 2014 from $22.6 million at September 30, 2013. The purchased loans and commitments (“covered loans”) and other real estate owned (“covered other real estate”) acquired in the MCB, NCB and FNB acquisitions are covered by loss sharing agreements between the FDIC and CharterBank. Under these agreements, with respect to the NCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $82.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount; with respect to the MCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $106.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount. We have exceeded the threshold level that results in 95% loss sharing with respect to the NCB and MCB acquisitions; with respect to the FNB acquisition, the FDIC will assume 80% of all losses and share 80% of all loss recoveries.

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of loss inherent in the loan portfolio. The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, loss risk as determined based on a loan grading system, the level of nonperforming loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions. Management believes the current allowance for loan losses is adequate based on its analysis of the estimated losses in the portfolio.

The Company did not make a provision in the quarter ended March 31, 2014 due to the trend of declining levels of nonperforming assets and net charge-offs, along with an overall improvement in the loan portfolio in recent quarters.

The following table sets forth activity in our allowance for loan losses for the period indicated. Loans covered by the loss sharing agreements with the FDIC are excluded from the table.

	Six Months Ended March 31, 2014
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$862,043	$5,446,357	$455,833	$387,302	$124,717	$912,644	$8,188,896
Charge-offs	(100,379)	(30,437)	(22,035)	—	(7,648)	—	(160,499)
Recoveries	—	70,231	29,062	—	2,927	—	102,220
Provision	(90,168)	1,012,268	(21,537)	18,198	(68,416)	(550,345)	300,000
Balance at end of period	$671,496	$6,498,419	$441,323	$405,500	$51,580	$362,299	$8,430,617
Ending balance: individually evaluated for impairment	$960,352	$2,975,002	$173,601	$—	$—		$4,108,955
Loans:
Ending balance	$135,181,013	$271,156,431	$21,500,766	$47,111,623	$16,531,561		$491,481,394
Ending balance: individually evaluated for impairment	$1,301,330	$10,800,578	$194,656	$—	$—		$12,296,564

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

Potential problem loans are non-covered loans that management has serious doubts as to the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention, substandard, or loss. Potential problem loans at March 31, 2014 aggregated $29.8 million with $2.1 million classified special mention and $27.7 million classified substandard compared to potential problem loans at September 30, 2013 which aggregated $35.4 million with $6.0 million classified special mention and $29.4 million classified substandard.

Our largest substandard loan relationship at March 31, 2014 had a balance of $7.8 million. There were additional loans in this relationship with a balance of $329,680 that were graded pass. As of March 31, 2014, all loans in the relationship were current and interest due has been paid. The loan relationship is collateralized by properties located in Alabama and Florida. We believe we are adequately collateralized, even at lower current real estate values.

The allowance for loan losses represented 177.76% and 276.92% of nonperforming loans at March 31, 2014 and March 31, 2013, respectively. This decrease was due to higher nonperforming loans in the current period. The allowance for loan losses as a percentage of non-covered loans was 1.71% and 1.98% at March 31, 2014 and March 31, 2013, respectively. Management continues to retain an unallocated allowance to maintain the overall allowance at a level reflective of continued economic uncertainties. Management reviews the adequacy of the allowance for loan losses on a continuous basis. Management considered the allowance for loan losses on non-covered loans adequate at March 31, 2014 to absorb probable losses inherent in the loan portfolio. However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

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

The following table details the nonaccretable discount, including any allowance for covered loan losses, on loans covered by loss sharing by portfolio segment as of and for the six months ended March 31, 2014:

	Six Months Ended March 31, 2014
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Nonaccretable differences: (1)
Balance at beginning of period	$1,257,419	$10,606,752	$1,787,844	$—	$1,105,525	$14,757,540
Charge-offs	(59,190)	(862,619)	(95,399)	—	(95,796)	(1,113,004)
Recoveries	1,247	287,725	51,903	—	5,764	346,639
Credit for loan losses charged to FDIC receivable	—	(986,011)	(190,000)	—	(373,954)	(1,549,965)
Provision for loan losses charged to operations	4,520	(25,248)	(11,144)	—	(19,705)	(51,577)
Transfer to accretable discount	(216,671)	(2,865,000)	(650,000)	—	(2,487)	(3,734,158)
Balance at end of period	$987,325	$6,155,599	$893,204	$—	$619,347	$8,655,475
Covered loans:
Ending contractual balance	$9,773,584	$86,663,717	$5,314,302	$—	$2,977,578	$104,729,181
__________________________________
(1)  Amounts include the allowance for covered loan losses.

The total nonaccretable discount and allowance for covered loans as a percentage of the ending contractual balance of acquired loans was 8.3% at March 31, 2014, compared to 11.5% at September 30, 2013. This decrease during the six month period ended March 31, 2014 was related to charge-off activity on covered loans with such losses subject to applicable loss sharing agreements with the FDIC and the transfer of $3.7 million from nonaccretable discount to accretable discount as the Bank reduced its contractual balance on covered loans by $23.9 million during the six months ended March 31, 2014. It is expected that the ratio of nonaccretable discounts and allowance for covered loan losses to contractual covered principal outstanding will continue to trend downwards as the more significant problem loans are charged-off and submitted for loss sharing reimbursement from the FDIC as well as the reduction of current loss estimates in which the outcome would be increased accretion income and related amortization of the FDIC receivable. Management considered the nonaccretable discounts and allowance for covered loan losses adequate at March 31, 2014 to absorb probable losses inherent in the covered loan portfolio.

Liquidity Management. Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At March 31, 2014 and September 30, 2013, we had access to immediately available funds of approximately $410.6 million and $397.1 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $175.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $201.6 million. At March 31, 2014, we had $55.0 million in advances outstanding from the FHLB. Based on available collateral other than cash, additional advances would be limited to $180.8 million at March 31, 2014.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2014, we had $31.3 million of new loan commitments outstanding, and $47.9 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $19.7 million of unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2014 totaled $158.5 million, or 21.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended March 31, 2014, we originated $135.5 million of loans and purchased $9.6 million of securities and other investments.

Financing activities consist primarily of additions to deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $9.2 million for the six months ended March 31, 2014, primarily due to a decline in certificates of deposit and a decrease of $5.0 million in Federal Home Loan Bank advances due to the maturing of a fixed rate advance in March 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank which provides an additional source of funds. Federal Home Loan Bank advances have been used primarily to fund loan demand and to purchase securities.

Capital Management and Resources. CharterBank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2014, CharterBank exceeded all of its regulatory capital requirements. CharterBank is considered “well capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2014
Total Risk Based Capital (to Risk-Weighted Assets)	$213,748	34.2%	$50,029	8.0%	$62,537	10.0%
Tier 1 Capital (to Risk Weighted Assets)	205,895	32.9	25,015	4.0	37,522	6.0
Tier 1 Capital (to Average Assets)	205,895	19.3	42,783	4.0	53,479	5.0
September 30, 2013
Total Risk Based Capital (to Risk-Weighted Assets)	$209,930	33.8%	$49,648	8.0%	$62,060	10.0%
Tier 1 Capital (to Risk Weighted Assets)	202,119	32.6	24,824	4.0	37,236	6.0
Tier 1 Capital (to Average Assets)	202,119	18.6	43,572	4.0	54,465	5.0

The Company continues to seek strategic means to deploy the additional capital from the recently completed stock offering. This may include stock buybacks, dividends, additional lending when available and appropriately priced acquisitions of other financial institutions.

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

For the six months ended March 31, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth, as of March 31, 2014, our calculation of the estimated changes in CharterBank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present Value of Assets (3)(4)
(dollars in thousands)
300	$235,120	$(9,191)	(3.8)%	21.9%	(0.8)%
200	$238,426	$(5,884)	(2.4)%	22.2%	(0.5)%
100	$241,533	$(2,778)	(1.1)%	22.5%	(0.2)%
—	$244,311	$—	—%	22.7%	—%
(100)	$241,555	$(2,755)	(1.1)%	22.5%	(0.2)%
__________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the difference between the present value of an institution’s assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2014, in the event of a 200 basis point increase in interest rates, we would experience a 2.4% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 1.1% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of March 31, 2014, we were in compliance with our Board approved policy limits.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At March 31, 2014, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table presents a summary of the Company's share repurchases during the quarter ended March 31, 2014:

Shares repurchased in the:	Total number of share repurchases	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)

January 1- January 31, 2014	143,300	$10.82	257,800	313,777
February 1- February 28, 2014	109,406	10.71	367,206	204,371
March 1- March 31, 2014	142,540	10.72	509,746	61,831
Total	395,246	10.75	509,746	61,831
__________________________________
(1) On December 19, 2013, the Company's Board of Directors approved a stock repurchase program which was being used to fund grants of restricted stock under the Company's 2013 Equity Incentive Plan. For the six months ended March 31, 2014, shares were repurchased at a cost of approximately $5.5 million. Following the completion of the quarter ended March 31, 2014, the Company completed the buyback of the remaining 61,831 shares.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2014 and September 30, 2013, (ii) the Unaudited Condensed Consolidated Statements of Income for the three and six months ended March 31, 2014 and 2013, (iii) the Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2014 and the year ended September 30, 2013 (iv) the Unaudited Condensed Consolidated Comprehensive Income for the three and six months ended March 31, 2014 and 2013, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and 2013, and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER FINANCIAL CORPORATION

Date:	May 15, 2014	By:	/s/ Robert L. Johnson
Robert L. Johnson
Chairman, President and Chief Executive Officer

Date:	May 15, 2014	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer