Form 10-Q
period 2014-06-30
Charter Financial Corp
filed 2014-08-12
CIK 1478726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s common stock outstanding as of August 6, 2014 was 19,316,371.

CHARTER FINANCIAL CORPORATION

		Page No.
Part I. Financial Information

Item 1.	Consolidated Financial Statements (unaudited)	1

	Condensed Consolidated Statements of Financial Condition at June 30, 2014 (unaudited) and September 30, 2013 (audited)	1
	Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended June 30, 2014 and 2013	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended June 30, 2014 and 2013	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended June 30, 2014 (unaudited) and Year Ended September 30, 2013 (audited)	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2014 and 2013	5
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52
Item 4.	Controls and Procedures	53

Part II. Other Information

Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 6.	Exhibits	54

	Signatures	55

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(unaudited)	(audited)
	June 30, 2014	September 30, 2013

Assets
Cash and amounts due from depository institutions	$6,961,232	$10,069,875
Interest-earning deposits in other financial institutions	142,307,370	151,382,606
Cash and cash equivalents	149,268,602	161,452,481
Loans held for sale, fair value of $2,380,651 and $1,883,244	2,332,156	1,857,393
Securities available for sale	185,040,274	215,118,407
Federal Home Loan Bank stock	3,442,900	3,940,300
Loans receivable:
Not covered under FDIC loss sharing agreements	521,035,113	480,152,265
Covered under FDIC loss sharing agreements	71,883,355	112,915,868
Allowance for loan losses (covered loans)	(657,133)	(3,924,278)
Unamortized loan origination fees, net (non-covered loans)	(1,252,972)	(1,100,666)
Allowance for loan losses (non-covered loans)	(8,605,698)	(8,188,896)
Loans receivable, net	582,402,665	579,854,293
Other real estate owned:
Not covered under FDIC loss sharing agreements	1,331,356	1,615,036
Covered under FDIC loss sharing agreements	8,014,010	14,068,846
Accrued interest and dividends receivable	2,424,460	2,728,902
Premises and equipment, net	20,739,910	21,750,756
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	503,372	803,886
Cash surrender value of life insurance	46,851,349	39,825,881
FDIC receivable for loss sharing agreements	14,921,803	29,941,862
Deferred income taxes	10,750,880	11,350,745
Other assets	7,888,340	771,779
Total assets	$1,040,237,359	$1,089,405,849

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$729,608,889	$751,296,668
FHLB advances	55,000,000	60,000,000
Advance payments by borrowers for taxes and insurance	931,770	1,054,251
Other liabilities	11,282,376	3,277,094
Total liabilities	796,823,035	815,628,013
Stockholders’ equity:
Common stock, $0.01 par value; 19,959,971 shares issued and outstanding at June 30, 2014 and 22,752,214 shares issued and outstanding at September 30, 2013	199,600	227,522
Preferred stock, $0.01 par value; 50,000,000 shares authorized at June 30, 2014 and September 30, 2013	—	—
Additional paid-in capital	138,090,060	171,729,570
Unearned compensation – ESOP	(5,984,317)	(6,480,949)
Retained earnings	111,784,129	110,141,286
Accumulated other comprehensive loss	(675,148)	(1,839,593)
Total stockholders’ equity	243,414,324	273,777,836

Total liabilities and stockholders’ equity	$1,040,237,359	$1,089,405,849

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Loans receivable	$8,833,596	$9,642,115	$25,564,268	$29,969,312
Mortgage-backed securities and collateralized mortgage obligations	871,899	816,602	2,794,019	2,285,175
Federal Home Loan Bank stock	35,601	29,307	102,778	95,097
Other investment securities available for sale	18,286	41,817	56,314	136,289
Interest-earning deposits in other financial institutions	97,321	123,869	266,816	225,263
Amortization of FDIC loss share receivable	(849,919)	—	(1,596,310)	—
Total interest income	9,006,784	10,653,710	27,187,885	32,711,136
Interest expense:
Deposits	790,011	1,001,276	2,479,856	3,307,644
Borrowings	595,829	741,881	1,872,357	2,391,919
Total interest expense	1,385,840	1,743,157	4,352,213	5,699,563
Net interest income	7,620,944	8,910,553	22,835,672	27,011,573
Provision for loan losses, not covered under FDIC loss sharing agreements	—	500,000	300,000	1,100,000
Provision for covered loan losses	(834,086)	41,838	(885,664)	94,321
Net interest income after provision for loan losses	8,455,030	8,368,715	23,421,336	25,817,252
Noninterest income:
Service charges on deposit accounts	1,463,698	1,277,072	4,263,639	3,952,695
Bankcard fees	906,013	637,943	2,596,743	1,790,922
Gain on securities available for sale	200,704	—	200,704	219,913
Bank owned life insurance	278,487	211,491	925,467	694,431
Gain on sale of loans and loan servicing release fees	298,405	407,176	737,236	1,142,387
Brokerage commissions	124,128	153,205	452,479	468,543
FDIC receivable for loss sharing agreements accretion (impairment)	68,400	(114,993)	61,533	218,918
Other	(104,205)	90,602	1,330,929	362,959
Total noninterest income	3,235,630	2,662,496	10,568,730	8,850,768
Noninterest expenses:
Salaries and employee benefits	4,969,325	4,460,128	14,522,114	13,502,879
Occupancy	1,863,131	1,845,412	5,629,280	5,324,176
Legal and professional	369,360	458,735	1,309,946	1,275,322
Marketing	339,774	335,708	976,048	927,110
Federal insurance premiums and other regulatory fees	199,167	254,002	701,428	356,718
Net cost (benefit) of operations of real estate owned	87,846	(22,205)	374,538	977,302
Furniture and equipment	225,753	203,276	550,200	615,235
Postage, office supplies and printing	239,874	282,903	646,500	807,034
Core deposit intangible amortization expense	94,454	116,317	300,514	364,716
Other	646,682	829,473	1,805,148	2,694,791
Total noninterest expenses	9,035,366	8,763,749	26,815,716	26,845,283
Income before income taxes	2,655,294	2,267,462	7,174,350	7,822,737
Income tax expense	870,116	649,513	2,261,294	2,486,092
Net income	$1,785,178	$1,617,949	$4,913,056	$5,336,645
Basic net income per share	$0.09	$0.07	$0.23	$0.26
Diluted net income per share	$0.09	$0.07	$0.22	$0.26
Weighted average number of common shares outstanding	20,746,759	21,747,891	21,486,082	20,165,850
Weighted average number of common and potential common shares outstanding	21,300,951	21,878,502	22,040,274	20,296,461

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Net income	$1,785,178	$1,617,949	$4,913,056	$5,336,645
Less reclassification adjustment for net gains realized in net income, net of taxes of $(77,472), $0, $(77,472) and $(84,887), respectively	(123,232)	—	(123,232)	(135,026)
Net unrealized holding gains (losses) on investment and mortgage securities available for sale arising during the period, net of taxes of $778,224, $(1,044,576), $809,517 and $(1,389,447), respectively	1,237,900	(1,661,580)	1,287,677	(2,210,157)
Comprehensive income	$2,899,846	$(43,631)	$6,077,501	$2,991,462

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock
	Number of shares	Amount	Additional paid-in capital	Treasury stock	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity

Balance at September 30, 2012 (audited)	19,859,219	$198,592	$73,483,605	$(39,362,686)	$(3,571,121)	$111,568,998	$203,380	$142,520,768
Net income	—	—	—	—	—	6,256,417	—	6,256,417
Dividends paid, $0.35 per share	—	—	—	—	—	(7,684,129)	—	(7,684,129)
Elimination of First Charter, MHC entity	—	—	229,564	—	—	—	—	229,564
Change in unrealized loss on securities	—	—	—	—	—	—	(2,042,973)	(2,042,973)
Allocation of ESOP common stock	—	—	31,592	—	179,282	—	—	210,874
Interest capitalization into ESOP loan	—	—	—	—	(50,279)	—	—	(50,279)
Effect of restricted stock awards	—	—	(700,380)	753,422	—	—	—	53,042
Stock option expense	—	—	69,581	—	—	—	—	69,581
Issuance of common stock in offering	2,892,995	28,930	98,615,608	39,772,779	(3,038,831)	—	—	135,378,486
Repurchase of shares and conversion expenses	—	—	—	(1,163,515)	—	—		(1,163,515)
Balance at September 30, 2013 (audited)	22,752,214	$227,522	$171,729,570	$—	$(6,480,949)	$110,141,286	$(1,839,593)	$273,777,836
Net income	—	—	—	—	—	4,913,056	—	4,913,056
Dividends paid, $0.15 per share	—	—	—	—	—	(3,270,213)	—	(3,270,213)
Change in unrealized loss on securities	—	—	—	—	—	—	1,164,445	1,164,445
Allocation of ESOP common stock	—	—	96,225	—	496,632	—	—	592,857
Restricted stock expense	—	—	464,382	—	—	—	—	464,382
Stock option expense	—	—	226,411	—	—	—	—	226,411
Issuance of common stock, restricted stock	360,751	3,608	(3,608)	—	—	—	—	—
Repurchase of shares	(3,152,994)	(31,530)	(34,422,920)	—	—	—	—	(34,454,450)
Balance at June 30, 2014 (unaudited)	19,959,971	$199,600	$138,090,060	$—	$(5,984,317)	$111,784,129	$(675,148)	$243,414,324

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$4,913,056	$5,336,645
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses, not covered under FDIC loss sharing agreements	300,000	1,100,000
Provision for covered loan losses	(885,664)	94,321
Provision for FDIC receivable impairment	225,000	—
Depreciation and amortization	1,061,183	1,199,400
Deferred income tax expense (benefit)	—	(463,068)
Accretion and amortization of premiums and discounts, net	1,534,790	2,181,840
Accretion of fair value discounts related to covered loans	(4,288,711)	(7,129,470)
Accretion of fair value discounts related to FDIC receivable	(286,533)	(218,918)
Amortization of FDIC loss share receivable	1,596,310	—
Write down of asset held for sale	271,146	—
Gain on sale of loans and loan servicing release fees	(737,236)	(1,142,387)
Proceeds from sale of loans	30,154,817	41,438,733
Originations and purchases of loans held for sale	(29,892,344)	(40,647,353)
Gain on sale of mortgage-backed securities, collateralized mortgage obligations and other investments	(200,704)	(219,913)
Write down of real estate owned	341,182	1,536,183
Gain on sale of real estate owned	(145,283)	(480,216)
Restricted stock award expense	464,382	41,022
Stock option expense	226,411	69,581
Increase in cash surrender value on bank owned life insurance	(925,467)	(694,431)
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	304,442	290,175
Decrease in other assets	993,834	1,179,087
Increase (decrease) in other liabilities	763,627	(3,731,684)
Net cash provided by (used in) operating activities	5,788,238	(260,453)
Cash flows from investing activities:
Proceeds from sales of securities available for sale	9,373,962	13,952,478
Principal collections on securities available for sale	20,612,236	35,243,573
Purchase of securities available for sale	(9,590,241)	(101,314,868)
Proceeds from maturities or calls of securities available for sale	10,112,400	9,431,500
Proceeds from redemption of FHLB stock	497,400	882,900
Net (increase) decrease in loans receivable	(2,568,653)	21,456,997
Net decrease (increase) in FDIC receivable	13,281,350	(3,022,147)
Proceeds from sale of real estate owned	11,241,205	19,431,516
Purchase of bank owned life insurance	(6,100,000)	(5,500,000)
Purchases of premises and equipment	(296,853)	(372,371)
Net cash provided by investing activities	46,562,806	(9,810,422)
Cash flows from financing activities:
Purchase of treasury stock and conversion expense	—	(1,163,515)
First Charter elimination	—	229,564
Repurchase of shares	(34,454,450)	—
Issuance of common stock in offering	—	135,378,486

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Nine Months Ended June 30,
	2014	2013

Dividends paid	(3,270,213)	(1,097,161)
Decrease in deposits	(21,687,779)	(30,480,820)
Principal payments on Federal Home Loan Bank advances	(5,000,000)	(11,000,000)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(122,481)	33,162
Net cash (used in) provided by financing activities	(64,534,923)	91,899,716
Net increase in cash and cash equivalents	(12,183,879)	81,828,841
Cash and cash equivalents at beginning of period	161,452,481	108,828,220
Cash and cash equivalents at end of period	$149,268,602	$190,657,061
Supplemental disclosures of cash flow information:
Interest paid	$4,375,577	$5,785,008
Supplemental disclosure of noncash activities:
Issuance of common stock under stock benefit plan	592,857	210,874
Unrealized gain (loss) on securities available for sale, net	1,164,445	(2,345,183)

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

Note 2: Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Charter Financial Corporation and subsidiary include the accounts of the Company and the Bank as of June 30, 2014 and September 30, 2013 (derived from audited financial statements), and for the three- and nine-month periods ended June 30, 2014 and 2013. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three- and nine-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

Note 4: Securities Available for Sale

Securities available for sale are summarized as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Tax-free municipals	$17,538,934	$41,692	$—	$17,580,626
Mortgage-backed securities:
FHLMC certificates	46,220,504	449,391	(401,937)	46,267,958
FNMA certificates	108,664,681	636,465	(1,806,152)	107,494,994
GNMA certificates	1,604,982	117,934	—	1,722,916
Collateralized mortgage obligations:
FHLMC	53,221	4,308	—	57,529
FNMA	82,447	1,919	—	84,366
Private-label mortgage securities: (1)
Investment grade	1,586,789	15,154	(49,376)	1,552,567
Split rating (2)	1,127,126	3,714	—	1,130,840
Non-investment grade	9,184,541	52,731	(88,794)	9,148,478
Total	$186,063,225	$1,323,308	$(2,346,259)	$185,040,274
________________________________

(1)	Credit ratings are current as of June 30, 2014.

(2)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Tax-free municipals	$14,897,685	$16,733	$(826)	$14,913,592
U.S. government sponsored entities	5,025,898	4,145	—	5,030,043
Mortgage-backed securities:
FNMA certificates	118,466,995	526,825	(2,692,511)	116,301,309
GNMA certificates	1,727,789	117,828	—	1,845,617
FHLMC certificates	53,419,411	330,921	(584,915)	53,165,417
Collateralized mortgage-backed securities:
FNMA	7,189,766	66,719	—	7,256,485
Collateralized mortgage obligations:
FNMA	2,207,643	66,727	—	2,274,370
FHLMC	372,444	35,410	—	407,854
Private-label mortgage securities:
Investment grade	2,010,627	29,388	(90,020)	1,949,995
Split rating (1)	1,292,942	—	(54,434)	1,238,508
Non-investment grade	11,294,468	—	(559,251)	10,735,217
Total	$217,905,668	$1,194,696	$(3,981,957)	$215,118,407
______________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the municipal bonds in the table below are pre-funded and are expected to be prepaid before contractual maturity.

	Amortized Cost	Estimated Fair Value

Less than 1 year	$—	$—
1-5 years	2,984,743	2,991,741
Greater than 5 years	14,554,191	14,588,885
Mortgage-backed securities	168,524,291	167,459,648
Total	$186,063,225	$185,040,274

Proceeds from called or matured securities available for sale during the nine months ended June 30, 2014 and 2013, were $10.1 million and $9.4 million, respectively. Proceeds from sales for the nine months ended June 30, 2014 and 2013, were $9.4 million and $14.0 million, respectively. Gross realized gains on the sale of these securities were $202,053 and $219,913 for the nine months ended June 30, 2014 and 2013, respectively. Gross realized losses on the sale of these securities were $1,349 for the nine months ended June 30, 2014. There were no losses realized for the nine months ended June 30, 2013.

Securities available for sale with an aggregate carrying amount of $105.1 million and $149.2 million at June 30, 2014 and September 30, 2013, respectively, were pledged to secure FHLB advances.

Securities available for sale that had been in a continuous unrealized loss position for less than 12 months at June 30, 2014 and September 30, 2013 are as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Collateralized mortgage obligations:
Private-label mortgage securities	$2,215,233	$(55,997)	$2,159,236
Total	$2,215,233	$(55,997)	$2,159,236

	September 30, 2013
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Tax-free municipals	$722,803	$(51)	$722,752
Mortgage-backed securities:
FHLMC certificates	21,328,101	(584,915)	20,743,186
FNMA certificates	92,575,581	(2,692,511)	89,883,070
Collateralized mortgage obligations:
Private-label mortgage securities	3,764,878	(147,843)	3,617,035
Total	$118,391,363	$(3,425,320)	$114,966,043

Securities available for sale that had been in a continuous unrealized loss position for greater than 12 months at June 30, 2014 and September 30, 2013 are as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FHLMC certificates	$19,552,348	$(401,937)	$19,150,411
FNMA certificates	79,363,160	(1,806,152)	77,557,008
Collateralized mortgage obligations:
Private-label mortgage securities	4,400,049	(82,173)	4,317,876
Total	$103,315,557	$(2,290,262)	$101,025,295

	September 30, 2013
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Tax-free municipals	$253,404	$(775)	$252,629
Collateralized mortgage obligations:
Private-label mortgage securities	9,971,596	(555,862)	9,415,734
Total	$10,225,000	$(556,637)	$9,668,363

At June 30, 2014 the Company had approximately $138,000 of gross unrealized losses on private-label mortgage securities with aggregate amortized cost of approximately $6.6 million. During the quarter ended June 30, 2014 the Company did not record any other than temporary impairment charges. Other than previously stated, the Company is projecting that it will receive all contractual cash flows so there is no break in yield or additional other than temporary impairment.

Regularly, the Company performs an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired other-than-temporarily. The assessment considers many factors including the severity and duration of the impairment, the Company’s intent and ability to hold the security for a period of time sufficient for recovery in value, recent events specific to the industry, and current characteristics of each security such as delinquency and foreclosure levels, credit enhancements, and projected losses and loss coverage ratios. It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future include but are not limited to, deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity. All of these securities were evaluated for other-than-temporary impairment based on an analysis of the factors and characteristics of each security as previously enumerated. The Company considers these unrealized losses to be temporary impairment losses primarily because of continued sufficient levels of credit enhancements and credit coverage levels of less senior tranches to tranches held by the Company. The Company analyzed its investment portfolio as of June 30, 2014 for compliance with the new bank investment criteria under the Volcker Rule. The Company does not believe it currently holds any investments affected by the Volcker Rule.

The following table summarizes the changes in the amount of credit losses on the Company’s investment securities recognized in earnings for the three and nine months ended June 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Beginning balance of credit losses previously recognized in earnings	$380,446	$380,446	$380,446	$380,446
Amount related to credit losses for securities for which an other-than-temporary impairment was not previously recognized in earnings	—	—	—	—
Amount related to credit losses for securities for which an other-than-temporary impairment was previously recognized in earnings	—	—	—	—
Ending balance of cumulative credit losses recognized in earnings	$380,446	$380,446	$380,446	$380,446

The following table shows issuer-specific information, including current par value, book value, fair value, credit rating and unrealized gain (loss) for the Company's portfolio of non-agency collateralized mortgage obligations as of June 30, 2014:

Cusip	Description	Credit Rating (1)			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Book Value	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch	(dollars in thousands)
Investment Grade
36228FQF6	GSR 2003-4F 1A2	n/a	AA+	BBB	$—	$204	$204	$213	$9
55265KL80	MASTR 2003-8 4A1	n/a	A+	AAA	—	378	376	382	6
86359BVF5	SARM 2004-6 3A3	n/a	A+	n/a	—	1,007	1,007	958	(49)
	Total				$—	$1,589	$1,587	$1,553	$(34)
Split Rating
17307GDL9	CMLTI 2004-HYB1 A31	B1	n/a	BBB	$—	$1,127	$1,127	$1,131	$4
	Total				$—	$1,127	$1,127	$1,131	$4
Non-Investment Grade
576433UQ7	MARM 2004-13 B1	NR	CCC	n/a	$380	$3,773	$3,393	$3,360	$(33)
576433VN3	MARM 2004-15 4A1	B3	n/a	CCC	—	2,215	2,215	2,159	(56)
576433QD1	MARM 2004-7 5A1	Ba3	BB	n/a	—	3,577	3,576	3,629	53
	Total				$380	$9,565	$9,184	$9,148	$(36)
	Grand Total				$380	$12,281	$11,898	$11,832	$(66)
______________________________

(1)	Credit ratings are current as of June 30, 2014.

Changes in accumulated other comprehensive income by component for the three and nine months ended June 30, 2014 and 2013 are shown in the table below. All amounts are net of tax. The line item affected in the consolidated statements of income by the reclassified amounts is gain on securities available for sale.

	Unrealized Losses on Available-for-Sale Securities
	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Beginning balance	$(1,789,816)	$(480,223)	$(1,839,593)	$203,380
Other comprehensive income (loss) before reclassifications	1,237,900	(1,661,580)	1,287,677	(2,210,157)
Amounts reclassified from accumulated other comprehensive loss	(123,232)	—	(123,232)	(135,026)
Net current-period other comprehensive income (loss)	1,114,668	(1,661,580)	1,164,445	(2,345,183)
Ending balance	$(675,148)	$(2,141,803)	$(675,148)	$(2,141,803)

Note 5: Loans Receivable

Loans not covered by loss share agreements are summarized as follows:

	June 30, 2014	September 30, 2013
Loans not covered by loss sharing agreements:
1-4 family residential real estate	$139,803,283	$124,571,147
Commercial real estate	284,590,745	269,609,005
Commercial	21,171,528	23,773,942
Real estate construction	58,459,401	44,653,355
Consumer and other	17,010,156	17,544,816
Loans receivable, net of undisbursed proceeds of loans in process	521,035,113	480,152,265
Less:
Unamortized loan origination fees, net	1,252,972	1,100,666
Allowance for loan losses	8,605,698	8,188,896
Total loans not covered, net	$511,176,443	$470,862,703

The carrying amount of covered loans at June 30, 2014 and September 30, 2013, consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following tables.

	June 30, 2014
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$4,186,100	$5,242,694	$9,428,794
Commercial real estate	31,242,777	35,631,745	66,874,522
Commercial	1,917,149	2,179,777	4,096,926
Real estate construction	—	—	—
Consumer and other	562,127	2,143,856	2,705,983
Loans receivable, gross	37,908,153	45,198,072	83,106,225
Less:
Nonaccretable difference	4,406,774	770,864	5,177,638
Allowance for covered loan losses	100,074	557,059	657,133
Accretable discount	3,377,453	2,496,255	5,873,708
Discount on acquired performing loans	—	151,234	151,234
Unamortized loan origination fees, net	—	20,290	20,290
Total loans covered, net	$30,023,852	$41,202,370	$71,226,222

	September 30, 2013
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$4,316,008	$6,285,647	$10,601,655
Commercial real estate	46,170,021	61,572,581	107,742,602
Commercial	2,844,456	4,039,892	6,884,348
Real estate construction	—	—	—
Consumer and other	500,382	2,894,282	3,394,664
Loans receivable, gross	53,830,867	74,792,402	128,623,269
Less:
Nonaccretable difference	7,757,070	3,076,192	10,833,262
Allowance for covered loan losses	705,446	3,218,832	3,924,278
Accretable discount	3,508,430	1,164,941	4,673,371
Discount on acquired performing loans	—	177,858	177,858
Unamortized loan origination fees, net	—	22,910	22,910
Total loans covered, net	$41,859,921	$67,131,669	$108,991,590

The following table documents changes in the accretable discount on acquired FAS ASC 310-30 loans during the nine months ended June 30, 2014 and the year ended September 30, 2013:

	Impaired Loans At Acquisition	All Other Acquired Loans	Total Covered Loans

Balance, September 30, 2012	$9,869,297	$3,055,050	$12,924,347
Loan accretion	(6,834,946)	(1,957,057)	(8,792,003)
Transfer from nonaccretable difference	474,079	66,948	541,027
Balance, September 30, 2013	3,508,430	1,164,941	4,673,371
Loan accretion	(2,580,977)	(1,707,734)	(4,288,711)
Transfer from nonaccretable difference	2,450,000	3,039,048	5,489,048
Balance, June 30, 2014	$3,377,453	$2,496,255	$5,873,708

The following is a summary of transactions during the three and nine months ended June 30, 2014 and 2013 in the allowance for loan losses on loans covered by loss sharing:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Balance, beginning of period	$2,268,000	$6,951,125	$3,924,278	$10,340,815
Loans charged off, gross	(385,900)	(1,489,057)	(524,784)	(6,123,063)
Recoveries on loans previously charged off	9,119	—	93,269	10,650
(Benefit) provision for loan losses (reversed) charged to FDIC receivable	—	224,919	(1,549,966)	1,406,102
Transfer of allowance on acquired NCB non-single family loans	(400,000)	—	(400,000)	—
(Benefit) provision for loan losses (reversed) charged to operations	(834,086)	41,838	(885,664)	94,321
Balance, end of period	$657,133	$5,728,825	$657,133	$5,728,825

The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate owned during the nine months ended June 30, 2014 and the year ended September 30, 2013:

	Nine Months Ended June 30, 2014	Year Ended September 30, 2013

Balance, beginning of period	$29,941,862	$35,135,533
Payments received from FDIC	(9,110,380)	(480,550)
Accretion of fair value adjustment	286,533	675,696
Impairment	(225,000)	(642,461)
Amortization	(1,596,310)	—
Recovery of previous loss reimbursements	(5,198,225)	(12,847,769)
Reduction in previous loss estimates	(1,549,966)	(3,426,783)
Provision for estimated losses on covered assets recognized in noninterest expense	566,435	7,691,463
External expenses qualifying under loss sharing agreements	1,806,854	3,836,733
Balance, end of period	$14,921,803	$29,941,862

During the quarterly reevaluation of cash flows on acquired loans, the Company revised its estimate of cash flows related to covered loans resulting in a transfer of $1.8 million from nonaccretable discount to accretable yield related to the MCB and FNB loss sharing agreements. In accordance with accounting guidance, the transferred amount will be accreted into income prospectively over the estimated remaining life of the loan pools. There was also a transfer of $1.2 million from NCB's allowance discount with $400,000 being transferred into the non-covered allowance and approximately $834,000 posted as a negative provision. Concurrently, approximately $2.5 million which previously represented cash flows receivable from the FDIC and included in the FDIC receivable for loss sharing agreements on the balance sheet will be amortized into interest income over the remaining life of the loan pools or the agreements with the FDIC, whichever is shorter.

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

Commercial real estate loans are generally made by the Company to Georgia, Alabama or Florida Panhandle entities and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2014, approximately 31.0% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.

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

The majority of the Company’s non-mortgage loans consist of consumer loans, including loans on deposits, second mortgage loans, home equity lines of credit, automobile loans and various other installment loans. The Company primarily offers consumer loans (excluding second mortgage loans and home equity lines of credit) as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. The Company’s consumer lending generally follows accepted industry standards for non sub-prime lending, including credit scores and debt to income ratios. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement. At June 30, 2014, the Company had $12.0 million of home equity lines of credit and second mortgage loans not covered by FDIC loss sharing agreements (“loss sharing”).

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

Nonaccrual and Past Due Loans. Nonaccrual loans not covered by loss sharing, segregated by class of loans were as follows:

	June 30, 2014 (1)	September 30, 2013

1-4 family residential real estate	$1,102,400	$1,507,760
Commercial real estate	2,902,285	1,120,938
Commercial	180,463	161,036
Consumer and other	58,131	84,208
Total	$4,243,279	$2,873,942
__________________________________

(1)
Acquired Neighborhood Community Bank FAS ASC 310-30 loans that are no longer covered under the commercial loss sharing agreement with the FDIC are excluded from this table. Due to the recognition of accretion income established at the time of acquisition, the FAS ASC 310-30 loans that are greater than 90 days delinquent are regarded as accruing loans.

An age analysis of past due loans not covered by loss sharing, segregated by class of loans at June 30, 2014 and September 30, 2013 were as follows:

June 30, 2014

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days Accruing (1)
1-4 family residential real estate	$1,745,765	$390,621	$2,136,386	$137,666,897	$139,803,283	$237,541
Commercial real estate	2,297,923	1,674,934	3,972,857	280,617,888	284,590,745	1,124,260
Commercial	101,760	17,600	119,360	21,052,168	21,171,528	234
Real estate construction	—	—	—	58,459,401	58,459,401	—
Consumer and other	124,439	30,334	154,773	16,855,383	17,010,156	—
	$4,269,887	$2,113,489	$6,383,376	$514,651,737	$521,035,113	$1,362,035
__________________________________

(1)
Previously covered loans in the amount of $1,124,494 are now reflected in the Greater than 90 Days Accruing column. These loans which are accounted for under ASC 310-30 are reported as accruing loans because of accretable discounts established at the time of acquisition.

September 30, 2013

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days Accruing
1-4 family residential real estate	$1,116,477	$47,283	$1,163,760	$123,407,387	$124,571,147	$47,283
Commercial real estate	524,803	836,510	1,361,313	268,247,692	269,609,005	—
Commercial	113,019	—	113,019	23,660,923	23,773,942	—
Real estate construction	37,312	—	37,312	44,616,043	44,653,355	—
Consumer and other	144,990	—	144,990	17,399,826	17,544,816	—
	$1,936,601	$883,793	$2,820,394	$477,331,871	$480,152,265	$47,283

An age analysis of past due loans covered by loss sharing, segregated by class of loans at June 30, 2014 and September 30, 2013 were as follows:

June 30, 2014

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans (1)	Loans > 90 Days Accruing (2)
1-4 family residential real estate	$153,428	$939,931	$1,093,359	$7,387,609	$8,480,968	$939,931
Commercial real estate	1,505,008	1,769,255	3,274,263	59,525,687	62,799,950	1,769,255
Commercial	260,825	446,653	707,478	2,816,241	3,523,719	446,653
Real estate construction	—	—	—	—	—	—
Consumer and other	96,965	—	96,965	2,369,853	2,466,818	—
	$2,016,226	$3,155,839	$5,172,065	$72,099,390	$77,271,455	$3,155,839
__________________________________

(1)
Covered loan balances are net of nonaccretable differences and allowance for covered loan losses and have not been reduced by $6,024,942 of accretable discounts and discounts on acquired performing loans.

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

Impaired loans not covered by loss sharing, segregated by class of loans were as follows:

June 30, 2014

				Three Months Ended June 30, 2014		Nine Months Ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$1,567,956	$2,025,245	$—	$1,621,124	$6,054	$1,710,023	$19,534
Commercial real estate	10,195,006	12,173,949	—	10,239,457	103,741	10,319,152	315,560
Commercial	180,463	210,343	—	187,559	—	196,454	196
Real estate construction	—	—	—	—	—	—	—
Total:	$11,943,425	$14,409,537	$—	$12,048,140	$109,795	$12,225,629	$335,290

There were no recorded allowances for impaired loans not covered by loss sharing at June 30, 2014. The recorded investment in accruing troubled debt restructured loans at June 30, 2014 totaled $7,351,565 and is included in the impaired loan table above.

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

The following table presents the risk grades of the loan portfolio not covered by loss sharing, segregated by class of loans:

June 30, 2014

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$138,349,964	$254,410,414	$18,635,576	$58,459,401	$16,939,147	$486,794,502
Special Mention (5)	—	5,035,029	1,025,682	—	—	6,060,711
Substandard (6)	1,453,319	24,016,011	1,503,843	—	71,009	27,044,182
Doubtful (7)	—	1,129,291	6,427	—	—	1,135,718
Loss (8)	—	—	—	—	—	—
Total not covered loans	$139,803,283	$284,590,745	$21,171,528	$58,459,401	$17,010,156	$521,035,113

September 30, 2013

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$117,274,336	$245,346,763	$20,708,908	$44,628,569	$16,756,882	$444,715,458
Special Mention (5)	2,438,309	2,094,817	996,970	—	471,186	6,001,282
Substandard (6)	4,858,502	22,167,425	2,068,064	24,786	315,848	29,434,625
Doubtful (7)	—	—	—	—	900	900
Loss (8)	—	—	—	—	—	—
Total not covered loans	$124,571,147	$269,609,005	$23,773,942	$44,653,355	$17,544,816	$480,152,265

The following table presents the risk grades, ignoring grade enhancement provided by the FDIC loss sharing, of the loan portfolio covered by loss sharing agreements, segregated by class of loans at June 30, 2014 and September 30, 2013. Numerical risk ratings 5-8 constitute classified assets for regulatory reporting; however regulatory authorities consider the FDIC loss sharing percentage of either 80% or 95%, as applicable, as a reduction of the regulatory classified balance for covered loans. With respect to classified assets covered by loss sharing agreements, numerical risk ratings 5-8, for regulatory reporting purposes are done under FDIC guidance reporting the Bank’s non-reimbursable amount of the book balance of the loans as classified. The remaining reimbursable portion is classified as pass, numerical risk ratings 1-4.

June 30, 2014

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Numerical risk rating (1-4)	$5,868,301	$34,157,819	$1,922,108	$—	$1,830,219	$43,778,447
Numerical risk rating (5)	158,271	9,564,945	535,167	—	—	10,258,383
Numerical risk rating (6)	2,454,396	18,781,513	948,752	—	636,599	22,821,260
Numerical risk rating (7)	—	295,673	117,692	—	—	413,365
Numerical risk rating (8)	—	—	—	—	—	—
Total covered loans (1)	$8,480,968	$62,799,950	$3,523,719	$—	$2,466,818	$77,271,455
__________________________________

(1)
Covered loan balances are net of nonaccretable differences and allowances for covered loan losses and have not been reduced by $6,024,942 of accretable discounts and discounts on acquired performing loans.

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

Management’s allowance for loan losses methodology is a loan classification-based system. Management bases the required reserve on a percentage of the loan balance for each type of loan and classification level. Loans may be classified manually and are automatically classified if they are not previously classified when they reach certain levels of delinquency. Unclassified loans are reserved at different percentages based on the loan loss history of the last seven years. Reserve percentages are also adjusted based upon our estimate of the effect that the current economic environment will have on each type of loan.

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

The allowances for loans by credit grade are further subdivided by loan type. The Company has developed specific quantitative allowance factors to apply to each loan which considers loan charge-off experience over the most recent seven years by loan type. In addition, loss estimates are applied for certain qualitative allowance factors that are subjective in nature and require considerable judgment on the part of management. Such qualitative factors include economic and business conditions, the volume of past due loans, changes in the value of collateral of collateral-dependent loans, and other economic uncertainties. An unallocated component of the allowance is also established for losses that specifically exist in the remainder of the portfolio, but have yet to be identified.

The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time. During the quarter, the Company made certain refinements in its allowance methodology. The Company increased the look back period of historical losses from 24 months to 84 months as net charge-offs were not reflective of a full credit cycle for the two year period ended June 30, 2014 as compared with the seven year period ended June 30, 2014. In addition, some qualitative factors were removed and the loss allocation for qualitative risk factors was decreased. The change in the historical look back period more closely aligns the quantitative aspect of the companies allowance methodology with the risks inherent in a full credit cycle. The adjustments in our methodology were not material to the overall allowance or provision for the quarter or year to date ended June 30, 2014.

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

The Company maintained its allowance for loan losses for non-covered loans for the quarter ended June 30, 2014 in response to continued weak economic conditions, financial indicators for borrowers in the real estate sectors, and continued low collateral values of commercial and residential real estate. However, the Company did not make a provision in the quarter ended June 30, 2014 due to the long term trend of declining net charge-offs and overall improvement in the credit quality of the loan portfolio. The following table details the allowance for loan losses on loans not covered by loss sharing by portfolio segment for the quarters ended June 30, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

The following tables are a summary of transactions in the allowance for loan losses on loans not covered by loss sharing by portfolio segment:

	Three Months Ended June 30, 2014
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$671,496	$6,498,419	$441,323	$405,500	$51,580	$362,299	$8,430,617
Charge-offs	(89,600)	(49,202)	—	—	(99,414)	—	(238,216)
Recoveries	—	—	12,828	—	469	—	13,297
Provision	179,933	(690,453)	(74,832)	40,611	100,849	443,892	—
Transfer of allowance on previously covered NCB non-single family loans	1,596	394,791	3,470	—	143	—	400,000
Balance at end of period	$763,425	$6,153,555	$382,789	$446,111	$53,627	$806,191	$8,605,698

	Nine Months Ended June 30, 2014
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$862,043	$5,446,357	$455,833	$387,302	$124,717	$912,644	$8,188,896
Charge-offs	(189,979)	(79,639)	(22,035)	—	(107,062)	—	(398,715)
Recoveries	—	70,231	41,890	—	3,396	—	115,517
Provision	89,765	321,815	(96,369)	58,809	32,433	(106,453)	300,000
Transfer of allowance on previously covered NCB non-single family loans	1,596	394,791	3,470	—	143	—	400,000
Balance at end of period	$763,425	$6,153,555	$382,789	$446,111	$53,627	$806,191	$8,605,698
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance	$139,803,283	$284,590,745	$21,171,528	$58,459,401	$17,010,156		$521,035,113
Ending balance: individually evaluated for impairment	$1,567,956	$10,195,006	$180,463	$—	$—		$11,943,425

	Three Months Ended June 30, 2013
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$958,862	$5,512,924	$576,976	$432,493	$147,927	$916,602	$8,545,784
Charge-offs	(40,684)	(557,053)	(39,765)	—	(67,309)	—	(704,811)
Recoveries	—	28,021	10,557	—	899	—	39,477
Provision	27,057	730,196	(144,550)	(116,623)	41,373	(37,453)	500,000
Balance at end of period	$945,235	$5,714,088	$403,218	$315,870	$122,890	$879,149	$8,380,450

	Nine Months Ended June 30, 2013
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$879,854	$5,480,132	$711,594	$287,129	$79,627	$751,559	$8,189,895
Charge-offs	(139,222)	(825,940)	(46,498)	—	(88,644)	—	(1,100,304)
Recoveries	58,784	92,750	30,766	6,875	1,684	—	190,859
Provision	145,819	967,146	(292,644)	21,866	130,223	127,590	1,100,000
Balance at end of period	$945,235	$5,714,088	$403,218	$315,870	$122,890	$879,149	$8,380,450
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance	$113,255,214	$254,742,622	$19,214,808	$47,903,639	$17,876,981		$452,993,264
Ending balance: individually evaluated for impairment	$2,023,286	$11,883,249	$1,684,368	$—	$—		$15,590,903

For the nine month periods ended June 30, 2014 and 2013 the following tables present a breakdown of the types of concessions determined to be troubled debt restructurings (“TDRs”) during the period by loan class:

	Accruing Loans			Nonaccrual Loans
	Nine Months Ended June 30, 2014			Nine Months Ended June 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
Commercial real estate	3	$905,513	$905,513	—	$—	$—
Total	3	$905,513	$905,513	—	$—	$—

	Accruing Loans			Nonaccrual Loans
	Nine Months Ended June 30, 2013			Nine Months Ended June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
Commercial real estate	—	$—	$—	1	$80,462	$41,080
Total	—	$—	$—	1	$80,462	$41,080

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

As of June 30, 2014 and 2013, loans with a balance of $0 and $49,003 were modified as troubled debt restructurings and subsequently defaulted within twelve months after their restructure.

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

Note 7: Income Per Share

Basic net income per share for the three and nine months ended June 30, 2014 and 2013 was computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less unallocated ESOP shares, unvested restricted shares and treasury shares in 2013.

Diluted net income per share for the three and nine months ended June 30, 2014 and 2013 was computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options and unvested restricted shares, determined using the treasury stock method.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$1,785,178	$1,617,949	$4,913,056	$5,336,645
Denominator:
Weighted average common shares outstanding	20,746,759	21,747,891	21,486,082	20,165,850
Common stock equivalents	554,192	130,611	554,192	130,611
Diluted shares	$21,300,951	$21,878,502	$22,040,274	$20,296,461
Net income per share:
Basic	$0.09	$0.07	$0.23	$0.26
Diluted	$0.09	$0.07	$0.22	$0.26

For the three and nine months ended June 30, 2014 and 2013 there were 175,471 and 107,175, respectively, of dilutive stock options. For the three and nine months ended June 30, 2014 and 2013 there were 378,721 and 23,436 shares, respectively, of unvested restricted stock which were also dilutive. There were no shares which were subject to options issued with exercise prices in excess of the average market value per share during the three and nine months ended June 30, 2014 and 2013.

Note 8: Real Estate Owned

The following is a summary of transactions in real estate owned:

Non-covered real estate owned:
	Nine Months Ended June 30, 2014	Year Ended September 30, 2013

Balance, beginning of period	$1,615,036	$2,106,757
Real estate acquired through foreclosure of loans receivable	1,504,389	1,540,046
Proceeds from real estate sold	(2,055,247)	(1,542,186)
Write down of real estate owned	(201,387)	(611,054)
Gain on sale of real estate owned	48,566	121,473
Transfer of previously covered NCB non-single family OREO	419,999	—
Balance, end of period	$1,331,356	$1,615,036

Covered real estate owned:
	Nine Months Ended June 30, 2014	Year Ended September 30, 2013

Balance, beginning of period	$14,068,846	$21,903,204
Real estate acquired through foreclosure of loans receivable	3,390,267	15,771,880
Proceeds from real estate sold	(9,185,958)	(20,260,362)
Gain on real estate sold recognized in noninterest expense	96,717	460,189
Gain on real estate sold payable to (receivable from) the FDIC	770,367	4,214,243
Provision for losses on real estate owned recognized in noninterest expense	(139,795)	(1,072,288)
Increase of FDIC receivable for loss sharing agreements	(566,435)	(6,948,020)
Transfer of previously covered NCB non-single family OREO	(419,999)	—
Balance, end of period	$8,014,010	$14,068,846

Note 9: Employee Benefits

The Company has a 2002 stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. For options granted under the 2002 stock option plan, when granted, the options vest over periods up to 4 or 5 years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 882,876 shares for the plan of which 72,154 have been issued or retired upon the exercise of the option granted under the plan, 656,059 are granted and outstanding and no shares are available to be granted at June 30, 2014 within this plan. All share and share amounts related to employee benefits have been updated to reflect the completion of the second-step conversion on April 8, 2013 at a conversion ratio of 1.2471.

In addition to the plan above, on December 19, 2013, the Company's stockholders approved the 2013 Equity Incentive Plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest over periods no less than 5 years from grant date or upon death or disability. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 1,428,943 shares for the plan of which 971,680 were granted and outstanding during the nine months ended June 30, 2014, with the remaining 457,263 shares available to be granted at June 30, 2014.

The fair value of the 971,680 options granted during the nine months ended June 30, 2014, was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

971,680 Options

Risk-free interest rate	1.71%
Dividend yield	1.85%
Expected life at date of grant (months)	66 months
Volatility	20.75%
Weighted average grant-date fair value	$1.86

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)

Options outstanding - September 30, 2013	660,059	$8.44	6
Option exercised	659	8.82	5
Options forfeited	3,341	8.82	5
Options granted	971,680	10.89	10
Options outstanding - June 30, 2014	1,627,739	$9.90	8
Options exercisable - June 30, 2014	395,540	$8.82	5

The stock price at June 30, 2014 was greater than the exercise prices on 1,627,739 options outstanding and therefore had an intrinsic value of $1,947,733.

Stock option expense was $226,411 and $69,581 for the nine months ended June 30, 2014 and 2013, respectively. The following table summarizes information about the options outstanding at June 30, 2014:

Number of shares outstanding at June 30, 2014	Remaining contractual life in years	Exercise price per share

393,545	5	$8.82
174,594	6	$8.18
66,720	6	$7.22
16,212	8	$7.34
4,988	8	$7.79
971,680	10	$10.89
1,627,739

The Company has a Charter Financial Corporation 2001 Recognition and Retention Plan and has granted 14,965 shares of restricted stock to key employees and directors, of which 5,610 shares vested during the quarter ended June 30, 2014. As of June 30, 2014, 9,355 shares remain in the trust and have not yet vested.

In addition to the above, the Company implemented the Charter Financial Corporation 2013 Equity Incentive Plan as described above, which has 571,577 shares authorized, and during the nine months ended June 30, 2014 the Company granted 360,092 shares of restricted stock to key employees and directors. The remaining 211,485 shares are available to be granted at June 30, 2014.

	Shares	Weighted average grant date fair value per award

Unvested restricted stock awards - September 30, 2013	14,965	$8.18
Granted	360,092	10.89
Vested	5,610	8.18
Canceled or expired	—	—
Unvested restricted stock awards - June 30, 2014	369,447	$10.82

Grants between January 1, 2009 and December 1, 2013 will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement at age 65. Grants subsequent to December 1, 2013 will be expensed to the scheduled vesting.

Note 10: Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At June 30, 2014, commitments to extend credit and standby letters of credit totaled $124.0 million. The Company does not anticipate any material losses as a result of these transactions.

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management, none of these matters should have a material adverse effect on the Company’s financial position or results of operation.

Note 11: Fair Value of Financial Instruments and Fair Value Measurement

Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the three months ended June 30, 2014, there were no transfers between levels.

At June 30, 2014, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S government sponsored entities, mortgage-backed securities, collateralized mortgage-backed securities and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. These are inputs used by a third-party pricing service used by the Company. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.

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

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	June 30, 2014
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Tax free municipals	$17,580,626	$—	$17,580,626	$—
Mortgage–backed securities:
FHLMC certificates	46,267,958	—	46,267,958	—
FNMA certificates	107,494,994	—	107,494,994	—
GNMA certificates	1,722,916	—	1,722,916	—
Collateralized mortgage obligations:
FHLMC	57,529	—	57,529	—
FNMA	84,366	—	84,366	—
Private-label mortgage securities:
Investment grade	1,552,567	—	1,552,567	—
Split rating (1)	1,130,840	—	1,130,840	—
Non-investment grade	9,148,478	—	9,148,478	—
Total investment securities available for sale	185,040,274	—	185,040,274	—
Assets held for sale	2,020,468	—	—	2,020,468
Total recurring assets at fair value	$187,060,742	$—	$185,040,274	$2,020,468
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2013
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Tax free municipals	$14,913,592	$—	$14,913,592	$—
U.S. government sponsored entities	5,030,043	—	5,030,043	—
Mortgage–backed securities:
FNMA certificates	116,301,309	—	116,301,309	—
GNMA certificates	1,845,617	—	1,845,617	—
FHLMC certificates	53,165,417	—	53,165,417	—
Collateralized mortgage-backed securities:
FNMA	7,256,485	—	7,256,485	—
Collateralized mortgage obligations:
FNMA	2,274,370	—	2,274,370	—
FHLMC	407,854	—	407,854	—
Private-label mortgage securities:
Investment grade	1,949,995	—	1,949,995	—
Split rating (1)	1,238,508	—	1,238,508	—
Non-investment grade	10,735,217	—	10,735,217	—
Total investment securities available for sale	215,118,407	—	215,118,407	—
Assets held for sale	1,744,584	—	—	1,744,584
Total recurring assets at fair value	$216,862,991	$—	$215,118,407	$1,744,584
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.
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

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis is as follows:

	Nine Months Ended June 30, 2014	Year Ended September 30, 2013

Fair value, beginning balance	$1,744,584	$1,054,280
Purchases	—	—
Sales	—	—
Settlements	—	—
Change in unrealized loss recognized in other comprehensive income	—	—
Valuation loss recognized in noninterest expense	—	(467,841)
Total realized losses included in income	—	—
Transfers in and/or out of level 3	275,884	1,158,145
Fair value, ending balance	$2,020,468	$1,744,584

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

		Fair value measurements using:
		Quoted prices in active markets for identical assets	Quoted prices for similar assets	Significant unobservable inputs
	Fair value	(Level 1 inputs)	(Level 2 inputs)	(Level 3 inputs)
June 30, 2014
Impaired loans:
Not covered under loss share	$3,595,987	$—	$—	$3,595,987
Other real estate owned:
Not covered under loss share	1,331,356	—	—	1,331,356
Covered under loss share	8,014,010	—	—	8,014,010
September 30, 2013
Impaired loans:
Not covered under loss share	3,338,298	—	—	3,338,298
Other real estate owned:
Not covered under loss share	1,615,036	—	—	1,615,036
Covered under loss share	14,068,846	—	—	14,068,846

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

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at June 30, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	General Range (Discount)			Average Discount
Impaired Loans	$3,595,987	Property appraisals	Management discount for property type and recent market volatility	13%	—	38%	24%
OREO	$9,345,366	Property appraisals	Management discount for property type and recent market volatility	26%	—	34%	30%
Assets Held for Sale	$2,020,468	Valuation analysis	Management discount for property type and recent market volatility	0%	—	50%	34%

Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of June 30, 2014 and September 30, 2013.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at June 30, 2014 and at September 30, 2013, the fair value of these commitments is not presented.

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of June 30, 2014 and September 30, 2013 is summarized below:

	June 30, 2014
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$149,268,602	$149,268,602	$149,268,602	$—	$—
Investments available for sale	185,040,274	185,040,274	—	185,040,274	—
FHLB Stock	3,442,900	3,442,900	—	3,442,900	—
Loans receivable, net	582,402,665	585,751,651	—	—	585,751,651
Loans held for sale	2,332,156	2,380,651	—	2,380,651	—
Cash surrender value of life insurance	46,851,349	46,851,349	—	46,851,349	—
FDIC receivable for loss sharing arrangements	14,921,803	12,558,289	—	—	12,558,289
Assets held for sale	2,020,468	2,020,468	—	—	2,020,468
Accrued interest and dividends receivable	2,424,460	2,424,460	—	585,338	1,839,122
Financial liabilities:
Deposits	$729,608,889	$731,472,966	$—	$731,472,966	$—
FHLB advances	55,000,000	60,092,820	—	60,092,820	—
Accrued interest payable	176,809	176,809	—	176,809	—

	September 30, 2013
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$161,452,481	$161,452,481	$161,452,481	$—	$—
Investments available for sale	215,118,407	215,118,407	—	215,118,407	—
FHLB Stock	3,940,300	3,940,300	—	3,940,300	—
Loans receivable, net	579,854,293	549,751,987	—	—	549,751,987
Loans held for sale	1,857,393	1,883,244	—	1,883,244	—
Cash surrender value of life insurance	39,825,881	39,825,881	—	39,825,881	—
FDIC receivable for loss sharing arrangements	29,941,862	29,369,037	—	—	29,369,037
Assets held for sale	1,744,584	1,744,584	—	—	1,744,584
Accrued interest and dividends receivable	2,728,902	2,728,902	—	642,244	2,086,658
Financial liabilities:
Deposits	$751,296,668	$724,702,400	$—	$724,702,400	$—
FHLB advances	60,000,000	66,297,123	—	66,297,123	—
Accrued interest payable	200,173	200,173	—	200,173	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended June 30, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Our principal business consists of attracting deposits from the general public and investing those funds primarily in loans. We make commercial real estate loans, loans secured by first mortgages on owner-occupied, one- to four-family residences, consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, construction loans secured by one- to four-family residences, commercial business loans and multi-family real estate loans. While our primary business is the origination of loans funded through retail deposits, we also invest in certain investment securities and mortgage-backed securities, and use FHLB advances and other borrowings as additional funding sources or for contingency funding.

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

During the first nine months of fiscal year 2014, the national economy continued to show signs of recovery, as evidenced by increases in consumer spending and the stabilization of the labor market, the housing sector, and financial markets. The housing market remains inconsistent nationwide with areas of strength and areas of weakness. The local economy continues to experience some of these same positive trends but seems to be lagging the national economy in exhibiting many of the recovery signs mentioned above. In an effort to support mortgage lending and housing market recovery, and to help improve credit conditions overall, the

Federal Open Market Committee of the Federal Reserve has maintained the overnight lending rate between zero and 25 basis points since December 2008 and the Federal Reserve has been purchasing mortgage-backed securities and treasuries on a monthly basis although they have begun to reduce such purchases in recent months. The Federal Reserve will soon end the quantitative easing and has indicated that they may start raising rates next year.

Net income was $1.8 million for the three months ended June 30, 2014 compared to $1.6 million for the three months ended June 30, 2013, an increase of $167,000. Net income was $4.9 million for the nine months ended June 30, 2014 compared to $5.3 million for the nine months ended June 30, 2013, a decrease of $424,000.

On April 8, 2013, Charter Financial Corporation, a Maryland corporation, completed its conversion and reorganization pursuant to which First Charter, MHC, our former federally chartered mutual holding company, was converted to the stock holding company form of organization. Charter Financial sold 14,289,429 shares of common stock at $10.00 per share, for gross offering proceeds of $142.9 million in its stock offering. CharterBank, as of April 8, 2013, was 100% owned by Charter Financial and Charter Financial was 100% owned by public shareholders. Concurrent with the completion of the offering, shares of common stock of the former federally chartered corporation, Charter Federal, were converted into the right to receive 1.2471 shares of Charter Financial’s common stock for each share of Charter Federal common stock that was owned immediately prior to completion of the transaction. As of April 8, 2013, Charter Federal and First Charter, MHC ceased to exist. Any reference to the Company following April 8, 2013 refers to Charter Financial Corporation, a Maryland corporation.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, the Company considers its critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, real estate owned, goodwill and other intangible assets, deferred income taxes, receivable from FDIC under loss sharing agreements, and estimation of fair value. There have been no material changes in our critical accounting policies during the nine months ended June 30, 2014.

Comparison of Financial Condition at June 30, 2014 and September 30, 2013

Assets. Total assets declined by $49.2 million, or 4.5%, to $1.0 billion at June 30, 2014. Assets decreased as a result of cash and cash equivalents which declined by $12.2 million, securities available for sale which declined by $30.1 million, and FDIC loss share receivable which declined by $15.0 million, partially offset by net loans receivable which increased by $2.5 million.

Cash and cash equivalents. Cash and cash equivalents declined to $149.3 million at June 30, 2014, down from $161.5 million at September 30, 2013. This decrease was primarily due to the repurchase of shares under the ongoing stock buyback programs as well as funding a decrease in deposits, and partially offset by principal collections on securities available for sale.

Loans. At June 30, 2014, net loans were $582.4 million, or 56.0% of total assets. As indicated by the table below, during the nine months ended June 30, 2014, our loan portfolio increased by $2.5 million, or 0.4%. Loans not covered by loss share agreements, net, increased $40.3 million, or 8.6%, to $511.2 million at June 30, 2014 from $470.9 million at September 30, 2013. Included in non-covered loan balances at June 30, 2014, and in the $40.3 million increase, was approximately $8.6 million of net loans that are no longer covered under the FDIC loss sharing agreement upon the expiration of the NCB non-single family agreement in June 2014. The increase in net loans not covered by loss sharing agreements consisted of a $15.2 million increase in one- to four-family residential real estate, a $15.0 million increase in commercial real estate and a $13.8 million increase in real estate construction. These increases were partially offset by loans covered by loss share agreements, net, that decreased $37.8 million, or 34.6%, to $71.2 million at June 30, 2014 from $109.0 million at September 30, 2013. The covered loans decreased as we continue to progress through the resolution process on loss share assets as well as due to the expired agreement mentioned previously.

Non-covered and Covered Loans, net

	Non-covered (1)	Covered (2)	Total
	(dollars in thousands)
Loan Balances:
June 30, 2014 (3)	$511,176	$71,227	$582,403
March 31, 2014	481,907	90,133	572,040
December 31, 2013	476,466	100,101	576,567
September 30, 2013	470,863	108,991	579,854
June 30, 2013	443,581	120,712	564,293
March 31, 2013	421,175	131,359	552,534
December 31, 2012	426,370	149,268	575,638
September 30, 2012	427,676	166,228	593,904
June 30, 2012	430,292	186,545	616,837
__________________________________

(1)	Non-covered loans are shown net of deferred loan fees and allowance for loan losses.

(2)	Covered loans are shown net of deferred loan fees, allowances, nonaccretable differences and accretable discounts.

(3)	$8.6 million of non-single family loans, net, were transferred from covered to non-covered loans due to the expiration of the NCB non-single family loss sharing agreement with the FDIC in June 2014.

FDIC Receivable for Loss Share Agreements. As of June 30, 2014, 12.2% of our outstanding principal balance of loans and 85.8% of our other real estate owned assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for 80% or 95%, depending on the contract, of all losses incurred in connection with those assets. We estimated the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and other real estate owned assets, and we recorded the estimate as a receivable from the FDIC. The FDIC receivable for loss share agreements was $14.9 million as of June 30, 2014 and $29.9 million as of September 30, 2013. The decrease in the amount of FDIC receivable was attributable to cash proceeds received from the FDIC, a $225,000 impairment of the indemnification asset, and a $1.6 million charge due to the amortization of the indemnification asset all during the nine months ended June 30, 2014. The impairment charges were due to uncertainty about the resolution of certain assets covered under the first non-single family loss share agreement that expired in June 2014, with the amortization being related to improved cash flows associated with the acquired loans for the MCB and FNB loss sharing agreements. The current and prior year impairment and amortization charges have been based on this analysis and the probability of those expected losses recognized prior to the end of loss share.

Investment Securities Portfolio. At June 30, 2014, our investment securities portfolio totaled $185.0 million, compared to $215.1 million at September 30, 2013. The decrease was attributable to $10.1 million in securities that were called or matured, $9.2 million in net sales and $22.1 million in principal paydowns, partially offset by $9.6 million in securities purchased and a $1.8 million decrease in unrealized losses on available for sale securities during the first nine months of fiscal 2014.

During the first nine months of fiscal 2014, we had no additional other-than-temporary impairment charges on non-agency collateralized mortgage backed securities. Through June 30, 2014, we had recorded a cumulative $380,000 of other-than-temporary impairment charges with respect to one private label security. No other non-agency collateralized mortgage backed securities in our investment portfolio were other- than- temporarily impaired at June 30, 2014. We have analyzed our investment portfolio as of June 30, 2014 for compliance with the new bank investment criteria under the Volcker Rule. We do not believe we currently hold any investments potentially affected by the Volcker Rule.

Bank Owned Life Insurance. The total cash surrender values of bank owned life insurance policies at June 30, 2014 and September 30, 2013 were $46.9 million and $39.8 million, respectively. This increase was primarily due to the purchases of additional policies in the amount of $6.1 million during the nine months ended June 30, 2014.

Deposits. Total deposits decreased $21.7 million, or 2.9%, to $729.6 million at June 30, 2014 from $751.3 million at September 30, 2013. The decrease was caused primarily by a decline in certificates of deposit of $32.7 million, partially offset by an $11.0 million increase in total core deposits. In recent quarters, we have reduced the rates paid on certificates of deposit to better match the balance of our interest-bearing liabilities with the balance of our interest-bearing assets. At June 30, 2014, all $729.6 million of deposits were retail deposits. We currently have no deposits classified as wholesale deposits, which are funds on deposit from internet services and brokered deposits. The following table shows deposit fees earned and deposit balances by category for the quarter end periods indicated:

		Deposit Balances
	Deposit & Bankcard Fees	Transaction Accounts	Savings	Money Market	Total Core Deposits	Retail Certificates of Deposit	Wholesale Certificates of Deposit	Total Deposits
	(dollars in thousands)
June 30, 2014	$2,370	$312,962	$48,752	$124,678	$486,392	$243,217	$—	$729,609
March 31, 2014	2,235	314,788	48,775	128,022	491,585	250,479	—	742,064
December 31, 2013	2,256	295,848	47,531	131,010	474,389	258,265	5,000	737,654
September 30, 2013	2,011	296,453	48,324	130,649	475,426	270,475	5,396	751,297
June 30, 2013	1,915	302,471	49,681	129,078	481,230	280,372	8,179	769,781
March 31, 2013 (1)	1,878	293,143	49,890	131,523	474,556	292,650	13,215	780,421
December 31, 2012	1,950	284,509	48,685	130,151	463,345	312,026	30,747	806,118
September 30, 2012	1,950	275,998	51,192	129,103	456,293	323,105	20,864	800,262
June 30, 2012	1,715	281,358	52,703	133,807	467,868	332,707	20,958	821,533
__________________________________

(1)	March 31, 2013 core deposits were reduced by $138.6 million of deposits held by the Bank for stock orders from the second-step conversion which closed on April 8, 2013.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Atlanta. At June 30, 2014 and September 30, 2013, borrowings totaled $55.0 million and $60.0 million, respectively. The year to date decrease was due to a $5.0 million 3.795% fixed rate advance which matured in March 2014.

Based upon available investment and loan collateral except cash, additional advances of $170.3 million were available from the Federal Home Loan Bank of Atlanta at June 30, 2014.

At June 30, 2014, approximately $68.7 million of a line of credit was available to us at the Federal Reserve Bank of Atlanta based on loan collateral pledged. The line of credit at the Federal Reserve Bank of Atlanta was not used other than periodic tests to ensure the line was functional.

Stockholders’ Equity. At June 30, 2014, total stockholders’ equity totaled $243.4 million, or $12.20 per net share, a $30.4 million decline from September 30, 2013 due to shares repurchased and cash dividends paid, offset by net income and a decrease in accumulated other comprehensive loss. In addition, tangible book value increased from $11.81 per share at September 30, 2013 to $11.95 per share at June 30, 2014. The per share increases were primarily due to a decrease of $34.5 million in stockholders equity related to the stock repurchase of 3,152,994 shares in conjunction with the stock repurchase programs initiated in the first and third quarters of fiscal 2014.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and June 30, 2013

General. Net income increased $167,000, or 10.3%, to $1.8 million for the quarter ended June 30, 2014 from $1.6 million for the quarter ended June 30, 2013. The increase was primarily due to a decrease in non-covered loan loss provision as well as a negative provision on covered loans related to improved credit quality and workout experience. In addition, net income increased due to a $573,000 increase in noninterest income for the quarter ended June 30, 2014, partially offset by a $1.3 million decrease in net interest income. This 14.5% drop in net interest income to $7.6 million for the quarter ended June 30, 2014 was primarily attributable to lower average yields on loans as a result of declining accretion income on acquired covered loans. For the quarter ended June 30, 2014, our net interest margin decreased to 3.26% from 3.63% for the quarter ended June 30, 2013 due to lower interest rates related to interest-earning assets. Net interest margin, excluding accretion and amortization of loss share receivable, was 2.90% for the quarter ended June 30, 2014, compared with 2.75% for the quarter ended June 30, 2013. No provision for non-covered loan losses was recorded for the quarter ended June 30, 2014 compared to $500,000 for the same quarter in the prior fiscal year. A negative provision of $834,000 was recorded on covered loans in the quarter ended June 30, 2014 compared to a provision of $42,000 for the quarter ended June 30, 2013. Noninterest income increased $573,000, or 21.5%, to $3.2 million for the quarter ended June 30, 2014 from $2.7 million for the quarter ended June 30, 2013 primarily attributable to an increase in bankcard and deposit fee income along with gains recognized on securities available for sale. Noninterest expense increased by $272,000 to $9.0 million for the quarter ended June 30, 2014 from $8.8 million for the quarter ended June 30, 2013. Noninterest expense was higher primarily due to an increase in salaries and employee benefits due to stock awards made in fiscal 2014.

Interest Income. Total interest income decreased $1.7 million, or 15.5%, to $9.0 million for the quarter ended June 30, 2014 from $10.7 million for the quarter ended June 30, 2013 due primarily to the decline in accretion income on acquired covered loans. Accretion income, net of $850,000 amortization of the indemnification asset, decreased by $1.3 million. Interest on loans decreased $809,000, or 8.4%, to $8.8 million for the quarter ended June 30, 2014 as a result of the decline in accretion income and a declining average yield and a lower average balance on covered loans. The lower average balance was primarily the result of loan repayments and charge-offs on loans covered by loss share agreements. The average yield on loans declined to 5.44% for the quarter ended June 30, 2014 compared to 6.83% for the quarter ended June 30, 2013. Our loans acquired through FDIC acquisitions carry higher yields than our legacy loan portfolio. Due to lower purchase discount accretion and amortization of the indemnification asset in our covered loan portfolio, average yields decreased during the quarter ended June 30, 2014 as compared to the prior year period. Additionally, as our purchase discount accretion declines and additional amortization is expensed in future periods, our net interest margin will likely also decline.

During the most recent quarterly reevaluation of cash flows on acquired loans, the Company revised its estimate of cash flows related to covered loans resulting in a transfer of $1.8 million from nonaccretable discount to accretable yield related to the McIntosh Commercial Bank and First National Bank of Florida loss share agreements. In accordance with accounting guidance, the transferred amount will be accreted into income prospectively over the estimated remaining life of the loan pools. There was also a transfer of $1.2 million from NCB's allowance discount with $400,000 being transferred into the non-covered loan allowance and approximately $834,000 posted as a negative loan provision resulting from improved credit quality and workout experience. Concurrently, an estimate of approximately $2.5 million which previously represented cash flows receivable from the FDIC and included in the FDIC receivable for loss sharing agreements on the balance sheet will be amortized into interest income over the remaining life of the loan pools or the agreements with the FDIC, whichever is shorter.

The table below shows discount accretion included in income over the past five years, for the quarters ended December 31, 2013, March 31, 2014 and June 30, 2014, respectively, and the remaining discount to be recognized as of June 30, 2014:

	Loan Accretion (Amortization) Income
	2009	2010	2011	2012	2013	1Q 2014	2Q 2014	3Q 2014	Remaining (1)
	(in thousands)
NCB	$1,698	$4,519	$2,272	$751	$844	$86	$59	$57	$105
MCB	—	3,242	5,742	3,740	3,086	418	900	861	2,846
FNB	—	—	252	4,497	4,993	688	519	727	3,074
Total	1,698	7,761	8,266	8,988	8,923	1,192	1,478	1,645	6,025
Amortization (2)	—	—	—	—	—	—	(746)	(850)	(2,455)
Net	$1,698	$7,761	$8,266	$8,988	$8,923	$1,192	$732	$795	$3,570
__________________________________

(1)
Based on revised estimated cash flows related to covered loans, as of June 30, 2014, it was determined that approximately $2.5 million of the FDIC indemnification asset will be amortized into interest income over the remaining life of the acquired loan pools or the agreements with the FDIC, whichever is shorter. $850,000 was amortized as an offset to loan interest income in the quarter ended June 30, 2014 and $1.6 million during the nine months ended June 30, 2014.

(2)	Amortization of the FDIC indemnification asset due to improved estimated cash flows related to covered loans.

Interest on mortgage-backed securities and collateralized mortgage obligations increased $55,000 to $872,000 for the quarter ended June 30, 2014 from $817,000 for the quarter ended June 30, 2013 primarily attributable to a 21 basis point increase in average yield to 1.98% due in part to higher interest rates on newly purchased mortgage-backed securities. The increase in interest income occurred despite an $8.6 million, or 4.7%, decrease in the average balance of such securities to $176.2 million in the quarter ended June 30, 2014.

Interest on other investment securities, which consisted of agency and municipal securities decreased $24,000 to $18,000 for the quarter ended June 30, 2014 from $42,000 for the quarter ended June 30, 2013 as other investment securities average balances declined $7.7 million to $18.3 million and the average yield decreased to 0.40% for the quarter ended June 30, 2014 from 0.64% for the quarter ended June 30, 2013 as interest rates remained low.

Interest on interest earning deposits decreased $27,000 to $97,000 for the quarter ended June 30, 2014 from $124,000 for the quarter ended June 30, 2013 as average balances on interest earning deposits decreased $51.7 million due to the investment of cash proceeds from our conversion and stock offering completed on April 8, 2013.

The following table shows selected average yield and cost information for the quarter end periods indicated:

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013

Yield on Loans	5.44%	5.41%	5.55%	6.14%	6.83%
Yield on Mortgage Securities	1.98%	2.06%	2.01%	1.83%	1.77%
Yield on Assets	3.85%	3.78%	3.95%	4.13%	4.33%

Cost of Deposits	0.49%	0.49%	0.53%	0.55%	0.57%
Cost of CD's	1.04%	1.02%	1.09%	1.11%	1.12%
Cost of NOW Accounts	0.11%	0.11%	0.11%	0.12%	0.13%
Cost of Rewards Checking	0.24%	0.24%	0.25%	0.26%	0.34%
Cost of Savings	0.02%	0.02%	0.03%	0.04%	0.05%
Cost of MMDA	0.21%	0.23%	0.21%	0.21%	0.19%
Cost of Borrowings	4.33%	4.25%	4.34%	4.29%	4.24%
Cost of Liabilities	0.79%	0.79%	0.85%	0.89%	0.90%

Loan/Deposit Spread	4.95%	4.92%	5.02%	5.59%	6.26%
Asset/Liability Spread	3.06%	2.99%	3.10%	3.24%	3.43%

Interest Expense. Total interest expense decreased $357,000, or 20.5%, to $1.4 million for the quarter ended June 30, 2014 compared to $1.7 million for the quarter ended June 30, 2013. Interest expense declined due to an 11 basis point, or 12.2%, decrease in the average cost of interest-bearing liabilities to 0.79% for the quarter ended June 30, 2014 from 0.90% for the quarter ended June 30, 2013, reflecting continued low market interest rates. Additionally, the average balance of interest-bearing liabilities decreased by $73.2 million, or 9.5%, to $698.8 million for the quarter ended June 30, 2014 compared to $771.9 million for the quarter ended June 30, 2013 primarily as a result of a reduction in higher cost certificates of deposit acquired in FDIC acquisitions and higher costing FHLB advances that matured and were repaid.

Interest expense on deposits decreased $211,000, or 21.1%, to $790,000 for the quarter ended June 30, 2014 compared to $1.0 million for the quarter ended June 30, 2013. The decrease was primarily due to an 8 basis point decrease in the average cost of deposits to 0.49% for the current quarter compared to 0.57% for the quarter ended June 30, 2013. The decrease in the average cost of deposits was largely due to low market interest rates and a decrease in higher costing certificates of deposit. Interest expense on certificates of deposit decreased $186,000 to $643,000 for the quarter ended June 30, 2014, from $829,000 for the quarter ended June 30, 2013, reflecting the $48.8 million, or 16.5%, decrease in the average balance of such deposits and an 8 basis point decrease in the average cost of certificates of deposit to 1.04%. This shift in the deposit mix represented a continuation of our strategy to run off certificate of deposit accounts acquired from our FDIC acquisitions. The expense related to NOW accounts declined slightly due to a 2 basis point decrease in average cost to 0.11% for the quarter ended June 30, 2014, despite an increase of $16.1 million in the average balance of NOW accounts. The average cost of rewards checking declined 10 basis points to 0.24% for the quarter ended June 30, 2014 compared to 0.34% for the quarter ended June 30, 2013. Rewards checking is a premium rate demand account based on average balance, electronic transaction activity, and other criteria. The average cost of savings accounts decreased 3 basis points to 0.02% for the quarter ended June 30, 2014, compared to 0.05% for the quarter ended June 30, 2013.

Interest expense on FHLB advances decreased $146,000 to $596,000 for the quarter ended June 30, 2014 compared to $742,000 for the quarter ended June 30, 2013, due to a decrease of $15.0 million, or 21.4%, in the average balance of advances. The average cost of advances increased 9 basis points for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013 due to lower costing advances maturing in March 2014 and September 2013, leaving us with higher rate advances at June 30, 2014.

Net Interest Income. Net interest income decreased $1.3 million, or 14.5%, to $7.6 million for the quarter ended June 30, 2014, from $8.9 million for the quarter ended June 30, 2013. The decrease was primarily due to a decrease in interest income of $1.6 million, partially offset by a decrease in interest expense of $357,000. Interest income decreased largely due to the average yield on assets decreasing 48 basis points during the quarter ended June 30, 2014 as compared to the prior year quarter. This decrease in average yield was due to a lower average yield on loans receivable which was primarily attributable to the $1.3 million decrease in net accretion income on covered loans. Interest income was also negatively impacted by a $47.1 million decrease in average interest-earning assets primarily due to the use of cash proceeds from our conversion and stock offering completed on April 8, 2013. The average balance of loans receivable did, however, increase $21.9 million to $586.8 million for the three months ended June 30, 2014 as the growth in non-covered portfolio continued to outpace the resolution and pay off of covered loans.

The decrease in interest expense was due to an 8 basis point decrease in the average cost of total interest bearing deposits to 0.49% for the quarter ended June 30, 2014 from 0.57% for the quarter ended June 30, 2013, partially offset by a 9 basis point increase in the average cost of borrowings to 4.33% for the quarter ended June 30, 2014 from 4.24% for the quarter ended June 30, 2013. In addition, the average balance of interest-bearing liabilities decreased $73.2 million during the quarter ended June 30, 2014 as compared to the same prior year quarter. As the table below indicates, our net interest margin decreased 37 basis points to 3.26% for the June quarter of 2014 from 3.63% for the June quarter of 2013, while our net interest rate spread decreased 37 basis points to 3.06% for the third quarter of fiscal 2014 from 3.43% for the third quarter of fiscal 2013. Lower average yields on loans outstanding, partially offset by lower average rates paid on interest bearing deposits, contributed to reduced net interest margin. Additionally, net interest margin excluding the effects of purchase accounting was 2.90% for the quarter ended June 30, 2014 compared to 2.75% for the quarter ended June 30, 2013. At June 30, 2014, there was $6.0 million of discount remaining to accrete into interest income over the remaining life of the covered loans with the accretion heavily weighted towards the early quarters. This $6.0 million discount will be partially offset by an estimated $2.5 million overstatement of FDIC indemnification asset that will be amortized over the remaining life of the acquired loan pools or the agreements with the FDIC, whichever is shorter.

	For the Three Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield/Cost (10)	Average Balance	Interest	Average Yield/Cost (10)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$151,348	$97	0.26%	$203,091	$124	0.24%
FHLB common stock and other equity securities	3,443	36	4.14	4,407	29	2.66
Mortgage-backed securities and collateralized mortgage obligations available for sale (1)	176,194	872	1.98	184,833	817	1.77
Other investment securities available for sale (1)	18,290	18	0.40	25,986	42	0.64
Loans receivable (1)(2)(3)(4)	586,797	7,189	4.90	564,863	7,543	5.34
Accretion and amortization of loss share loans receivable (5)		795	0.54		2,099	1.49
Total interest-earning assets	936,072	9,007	3.85	983,180	10,654	4.33
Total noninterest-earning assets	123,453			170,008
Total assets	$1,059,525			$1,153,188
Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$178,771	$51	0.11%	$162,665	$54	0.13%
Reward accounts	48,429	29	0.24	51,863	44	0.34
Savings accounts	48,482	2	0.02	49,702	6	0.05
Money market deposit accounts	120,903	65	0.21	141,723	68	0.19
Certificate of deposit accounts	247,197	643	1.04	296,014	829	1.12
Total interest-bearing deposits	643,782	790	0.49	701,967	1,001	0.57
Borrowed funds	55,000	596	4.33	69,978	742	4.24
Total interest-bearing liabilities	698,782	1,386	0.79	771,945	1,743	0.90
Noninterest-bearing deposits	85,061			101,677
Other noninterest-bearing liabilities	11,979			7,498
Total noninterest-bearing liabilities	97,040			109,175
Total liabilities	795,822			881,120
Total stockholders' equity	263,703			272,068
Total liabilities and stockholders' equity	$1,059,525			$1,153,188
Net interest income		$7,621			$8,911

Net interest-earning assets (6)		$237,290			$211,235
Net interest rate spread (7)			3.06%			3.43%
Net interest margin (8)			3.26%			3.63%
Net interest margin, excluding the effects of purchase accounting (9)			2.90%			2.75%
Ratio of average interest-earning assets to average interest-bearing liabilities			133.96%			127.36%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion and amortization of the indemnification asset.

(5)	Accretion of accretable purchase discount on loans acquired in FDIC-assisted acquisitions and amortization of the overstatement of FDIC indemnification asset.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)
Net interest income excluding accretion and amortization of loss share loans receivable divided by net interest earning assets excluding loan accretable discounts in the amount of $5.5 million and $7.9 million for the quarter ended June 30, 2014 and June 30, 2013, respectively.

(10)	Annualized.

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

	For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$(32)	$7	$(2)	$(27)
FHLB common stock and other equity securities	(6)	17	(4)	7
Mortgage-backed securities and collateralized mortgage obligations available for sale	(38)	98	(5)	55
Other investment securities available for sale	(12)	(16)	4	(24)
Loans receivable	374	(1,957)	(75)	(1,658)
Total interest-earnings assets	$286	$(1,851)	$(82)	$(1,647)
Interest Expense
NOW accounts	$6	$(23)	$(1)	$(18)
Savings accounts	—	(4)	—	(4)
Money market deposit accounts	(10)	8	(1)	(3)
Certificate of deposit accounts	(137)	(59)	10	(186)
Total interest-bearing deposits	(141)	(78)	8	(211)
Borrowed funds	(159)	16	(3)	(146)
Total Interest-bearing Liabilities	$(300)	$(62)	$5	$(357)
Net Change in net interest income	$586	$(1,789)	$(87)	$(1,290)

Provision for Non-Covered Loan Losses. There was no provision for loan losses for non-covered loans for the quarter ended June 30, 2014 compared to $500,000 for the quarter ended June 30, 2013. The Company did not make a provision in the quarter ended June 30, 2014 due to the trend of declining net charge-offs along with an overall improvement in the loan portfolio in recent quarters. We had net charge-offs on non-covered loans of $225,000 for the quarter ended June 30, 2014, compared to net charge-offs of $665,000 for the quarter ended June 30, 2013. The allowance for loan losses for non-covered loans was $8.6 million, or 1.65% of total non-covered loans receivable at June 30, 2014 compared to $8.4 million, or 1.85% of total non-covered loans receivable, at June 30, 2013. The primary reason for the increase in allowance was the transfer of allowance on covered loans associated with the acquired loans of approximately $400,000 as our first non-single family loss sharing contract came to an end. Our nonperforming loans increased to $4.5 million or 0.86% of total non-covered loans at June 30, 2014 from $3.5 million or 0.78% of total non-covered loans at June 30, 2013. As a result, our allowance as a percent of nonperforming loans decreased from 237.93% at June 30, 2013 to 192.06% at June 30, 2014.

Provision for Covered Loan Losses. For the quarter ended June 30, 2014, the reversal of provision for covered loan losses was $834,000 compared to a provision of $42,000 for the quarter ended June 30, 2013. The reversal of provision for covered loans for the quarter ended June 30, 2014 was due to the release of $834,000 from allowance discount associated with improved credit quality and workout experience related to our first non-single family loss sharing contract. The NCB non-single family loss sharing agreement with the FDIC expired in June 2014. If future losses occur due to declines in the market during the periods covered by loss share agreements, the losses on loans acquired from both NCB and MCB will be reimbursed at 95% and FNB at 80%, based on the terms of the FDIC loss sharing agreements. At June 30, 2014 covered loans totaled $71.2 million and are net of $11.9 million in related nonaccretable and accretable discounts and allowances.

Noninterest Income. Noninterest income increased $573,000, or 21.5%, to $3.2 million for the quarter ended June 30, 2014 from $2.7 million for the quarter ended June 30, 2013. The increase was primarily attributable to increases of $268,000 and

$187,000 in bankcard fees and service charges on deposit accounts, respectively, as well as a net gain of $201,000 recognized on the sale of securities available for sale. These increases were partially offset by a decline of $109,000 on gains on sale of loans as compared to the quarter ended June 30, 2013, as well as a $248,000 write down of fixed assets associated with a branch to be closed in the fourth quarter of fiscal 2014.

The following table shows noninterest income by category for the periods indicated.

	For the Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(dollars in thousands)
Service charges on deposit accounts	$1,464	$1,372	$1,428	$1,364	$1,277
Bankcard fees	906	863	828	647	638
Gain on the sale of loans	298	266	172	192	407
Brokerage commissions	124	184	145	120	153
Bank owned life insurance	278	339	308	300	211
Gain on sale of investments, net	201	—	—	30	—
FDIC receivable accretion (net impairment)	68	83	(90)	(186)	(115)
Other income	(103)	110	1,325	335	91
Total Noninterest Income	$3,236	$3,217	$4,116	$2,802	$2,662

Noninterest Expense. Total noninterest expense increased $272,000, or 3.1% to $9.0 million for the quarter ended June 30, 2014, compared to $8.8 million for the quarter ended June 30, 2013. The increase was attributable to an increase in salaries and employee benefits of $509,000, of which $266,000 was attributable to an increase in stock benefits expense associated primarily with stock awards made in fiscal 2014, as well as an increase of $110,000 in the net cost of real estate owned. These increases were partially offset by decreases of $183,000 and $89,000 in other noninterest expense and legal and professional fees, respectively, for the quarter ended June 30, 2014.

The following table shows noninterest expense by category for the periods indicated:

	For the Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(dollars in thousands)
Compensation and employee benefits	$4,969	$4,852	$4,701	$4,956	$4,460
Occupancy	1,863	1,874	1,892	1,979	1,845
Legal and professional	369	387	554	647	459
Marketing	340	337	300	367	336
Furniture and equipment	226	158	166	213	203
Postage, office supplies, and printing	240	181	226	275	283
Core deposit intangible amortization expense	94	100	106	112	116
Federal insurance premiums and other regulatory fees	199	251	251	233	254
Net cost (benefit) of operations of other real estate owned	88	(2)	289	40	(22)
Other	647	442	715	647	830
Total Noninterest Expense	$9,035	$8,580	$9,200	$9,469	$8,764

Income Taxes. Income taxes increased to $870,000 for the quarter ended June 30, 2014 from $650,000 for the quarter ended June 30, 2013. Our effective tax rate was 32.8% in the quarter ended June 30, 2014 and 28.6% in the quarter ended June 30, 2013.

Comparison of Operating Results for the Nine Months Ended June 30, 2014 and June 30, 2013

General. Net income decreased $424,000, or 7.9%, to $4.9 million for the nine months ended June 30, 2014 from $5.3 million for the nine months ended June 30, 2013 primarily due to a decrease in net interest income, partially offset by an increase in noninterest income and decreases in noninterest expense and provision for loan losses. Net interest income declined $4.2 million, or 15.5%, to $22.8 million for the nine months ended June 30, 2014 from $27.0 million for the nine months ended June 30, 2013 as a result of the lower average yield of interest earning assets due to declining accretion income on acquired covered loans partially offset by a higher average balance of interest earning assets. For the nine months ended June 30, 2014, our net interest margin decreased to 3.24% from 3.95% for the nine months ended June 30, 2013 due to lower interest rates related to interest-earning assets. The non-covered provision for loan losses was $300,000 for the nine months ended June 30, 2014 and $1.1 million for the nine months ended June 30, 2013. Covered provision for loan losses totaled a reversal of provision of $886,000 in the nine months ended June 30, 2014 compared to a provision expense of $94,000 for the nine months ended June 30, 2013. Noninterest income increased $1.7 million, or 19.4%, to $10.6 million for the nine months ended June 30, 2014 from $8.9 million for the nine months ended June 30, 2013, primarily attributable to a true-up receipt from the completion and renegotiation of a processing contract of approximately $1.1 million along with an increase of $806,000 in bankcard fee income for the nine months ended June 30, 2014. Noninterest expense decreased $30,000 to $26.8 million for the nine months ended June 30, 2014. Noninterest expense experienced decreases in the net cost of real estate owned and other expenses, nearly offset by increases in salaries and employee benefits and federal deposit insurance premiums and other regulatory fees.

Interest Income. Total interest income decreased $5.5 million, or 16.9%, to $27.2 million for the nine months ended June 30, 2014 from $32.7 million for the nine months ended June 30, 2013 due primarily to the decrease in interest income on loans. Interest income on loans decreased $4.4 million, or 14.7%, to $25.6 million for the nine months ended June 30, 2014 as a result of lower average yields on loans. The average yield on loans declined to 5.47% for the nine months ended June 30, 2014 compared to 6.92% for the nine months ended June 30, 2013. The lower average yield on loans for the nine months ended June 30, 2014 was primarily attributable to a decrease in purchase discount accretion and the improvement in estimated cash flows related to covered loans resulting in amortization of the indemnification asset of $1.6 million, as well as continued low interest rates and the repayment of higher yielding loans. Our loans acquired through FDIC acquisitions carry higher yields than our legacy loan portfolio due to accretion. As our accretion income continues to decline in future periods, our net interest margin will likely also decline. The average balance of loans receivable increased $7.4 million to $584.6 million for the nine months ended June 30, 2014 compared to $577.3 million for the nine months ended June 30, 2013. Loan repayments and charge-offs on loans covered by loss share agreements were offset by increases in loans not covered by loss share agreements. We had $2.7 million of net accretion income included in interest income for the nine months ended June 30, 2014 compared to $7.1 million for the nine months ended June 30, 2013. The accretion income was partially offset by amortization of the indemnification asset of $1.6 million for the nine months ended June 30, 2014. There is $6.0 million of discount remaining to accrete into interest income over the remaining life of all acquired loans with the accretion heavily weighted towards early quarters based on current cash flow projections. Additionally, there is an estimated $2.5 million overstatement of the FDIC indemnification asset that will be amortized over the remaining life of the acquired loan pools or the agreement with the FDIC, whichever is shorter.

Interest on mortgage-backed securities and collateralized mortgage obligations increased $509,000 to $2.8 million for the nine months ended June 30, 2014 from $2.3 million for the nine months ended June 30, 2013, reflecting a 22 basis point increase in average yield to 2.02% due to higher interest rates on newly purchased mortgage-backed securities and a $15.5 million, or 9.1%, increase in the average balance of such securities to $184.8 million.

Interest and dividend income on Federal Home Loan Bank of Atlanta common stock increased slightly to $103,000 for the nine months ended June 30, 2014 from $95,000 for the nine months ended June 30, 2013 as the FHLB dividend rate increased.

Interest on other investment securities, which consisted of agency and municipal securities decreased $80,000 to $56,000 for the nine months ended June 30, 2014 from $136,000 for the nine months ended June 30, 2013 as other investment securities average balances decreased by $6.0 million for the current period and the average yield declined to 0.39% for the nine months ended June 30, 2014 from 0.73% for the nine months ended June 30, 2013 as interest rates remained low.

Interest on interest earning deposits in other financial institutions increased $42,000 to $267,000 for the nine months ended June 30, 2014 from $225,000 for the nine months ended June 30, 2013 as average balances increased $12.2 million as a result of the investment of proceeds from our conversion and stock offering completed on April 8, 2013.

Interest Expense. Total interest expense decreased $1.3 million, or 23.6%, to $4.4 million for the nine months ended June 30, 2014 compared to $5.7 million for the nine months ended June 30, 2013. Interest expense decreased due to a 16 basis point, or 16.5%, decreased in the average cost of interest-bearing liabilities to 0.81% for the nine months ended June 30, 2014 from 0.97% for the nine months ended June 30, 2013, reflecting continued low market interest rates. The average balance of interest-bearing liabilities decreased by $68.8 million, or 8.8%, to $714.8 million for the nine months ended June 30, 2014 compared to $783.6 million for the nine months ended June 30, 2013 as FHLB advances matured and were repaid and higher costing certificates of deposit acquired in FDIC acquisitions were reduced.

Interest expense on deposits decreased $828,000, or 25.0%, to $2.5 million for the nine months ended June 30, 2014 compared to $3.3 million for the nine months ended June 30, 2013. The decrease was due to a 12 basis point decrease in average cost of deposits to 0.50% for the current nine month period compared to 0.62% for the nine months ended June 30, 2013 and a $50.3 million, or 7.1%, decrease in the average balance of interest-bearing deposits. The decrease in the average cost of deposits was largely due to lower market interest rates, an increase in the mix of lower costing demand deposits relative to higher costing certificates of deposit and the repricing downward of higher costing certificates of deposit. The average cost on savings accounts decreased 3 basis points from 0.05% for the nine months ended June 30, 2013 to 0.02% for the nine months ended June 30, 2014. The average cost on rewards checking decreased 13 basis points to 0.24% for the nine months ended June 30, 2014 compared to 0.37% for the nine months ended June 30, 2013. Rewards checking is a premium rate demand account based on average balance, electronic transaction activity, and other criteria. Interest expense on certificates of deposit decreased $718,000 to $2.0 million for the nine months ended June 30, 2014, from $2.7 million for the nine months ended June 30, 2013, reflecting a $61.0 million, or 19.2%, decrease in the average balance of such deposits and a 10 basis point decrease in average certificate of deposit cost to 1.05%. This represented a continuation of our strategy to run off certificate of deposit accounts from our FDIC acquisitions.

Interest expense on Federal Home Loan Bank advances decreased $520,000 to $1.9 million for the nine months ended June 30, 2014 compared to $2.4 million for the nine months ended June 30, 2013, due to a decrease of $18.5 million, or 24.2%, in the average balance of advances. The average cost of advances increased 14 basis points for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 due to lower costing advances maturing in March 2014 and September 2013, leaving us with higher rate advances at June 30, 2014.

Net Interest Income. Net interest income decreased $4.2 million, or 15.5%, to $22.8 million for the nine months ended June 30, 2014, from $27.0 million for the nine months ended June 30, 2013. The decrease was primarily due to a decrease in interest income of $5.5 million, partially offset by a decrease in interest expense of $1.3 million. Interest income decreased primarily due to lower average yields on loans and a decline in accretion income on acquired covered loans but was partially offset by increases in the average balances of mortgage-backed securities and collateralized mortgage obligations available for sale and interest-earning deposits for the nine months ended June 30, 2014. The average yield on interest-earning assets decreased 93 basis points during the nine months ended June 30, 2014 as compared to the same prior year period.

The decrease in interest expense was due to a 12 basis point decline in the average cost of total interest bearing deposits to 0.50% for the nine months ended June 30, 2014 from 0.62% for the nine months ended June 30, 2013, aided by a 10 basis point decrease in the average cost of certificates of deposits to 1.05% for the nine months ended June 30, 2014 from 1.15% for the nine months ended June 30, 2013. In addition, the average balance of interest bearing liabilities decreased $68.8 million for the nine months ended June 30, 2014 as compared to the same prior year period. As the table indicates below, our net interest margin decreased 71 basis points during the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013, while our net interest rate spread decreased 77 basis points to 3.05% for the first nine months of fiscal 2014 from 3.82% for the comparable nine months of 2013. Additionally, net interest margin excluding the effects of purchase accounting was 2.84% for the nine months ended June 30, 2014 compared to 2.88% for the nine months ended June 30, 2013.

	For the Nine Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield/Cost (10)	Average Balance	Interest	Average Yield/Cost (10)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$146,869	$267	0.24%	$134,628	$225	0.22%
FHLB common stock and other equity securities	3,748	103	3.66%	4,965	95	2.55%
Mortgage-backed securities and collateralized mortgage obligations available for sale (1)	184,775	2,794	2.02%	169,320	2,285	1.80%
Other investment securities available for sale (1)	19,126	56	0.39%	25,141	137	0.73%
Loans receivable (1)(2)(3)(4)	584,630	21,249	4.85%	577,277	22,840	5.28%
Accretion and amortization of loss share loans receivable (5)		2,719	0.62%		7,129	1.64%
Total interest-earning assets	939,148	27,188	3.86%	911,331	32,711	4.79%
Total noninterest-earning assets	134,998			153,793
Total assets	$1,074,146			$1,065,124
Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$175,754	$149	0.11%	$154,547	$155	0.13%
Rewards checking	48,342	87	0.24%	52,035	146	0.37%
Savings accounts	48,243	8	0.02%	49,596	18	0.05%
Money market deposit accounts	127,567	211	0.22%	133,077	245	0.25%
Certificate of deposit accounts	256,980	2,025	1.05%	317,961	2,743	1.15%
Total interest-bearing deposits	656,886	2,480	0.50%	707,216	3,307	0.62%
Borrowed funds	57,956	1,872	4.31%	76,418	2,392	4.17%
Total interest-bearing liabilities	714,842	4,352	0.81%	783,634	5,699	0.97%
Noninterest-bearing deposits	77,572			88,018
Other noninterest-bearing liabilities	11,459			6,781
Total noninterest-bearing liabilities	89,031			94,799
Total liabilities	803,873			878,433
Total stockholders' equity	270,273			186,691
Total liabilities and stockholders' equity	$1,074,146			$1,065,124
Net interest income		$22,836			$27,012

Net interest earning assets (6)		$224,306			$127,697
Net interest rate spread (7)			3.05%			3.82%
Net interest margin (8)			3.24%			3.95%
Net interest margin, excluding the effects of purchase accounting (9)			2.84%			2.88%
Ratio of average interest-earning assets to average interest-bearing liabilities			131.38%			116.30%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion and amortization of the indemnification asset.

(5)	Accretion of accretable purchase discount on loans acquired in FDIC-assisted acquisitions and amortization of the overstatement of FDIC indemnification asset.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)
Net interest income excluding accretion and amortization of loss share loans receivable divided by net interest earning assets excluding loan accretable discounts in the amount of $4.5 million and $10.3 million for the nine months ended June 30, 2014 and 2013, respectively.

(10)	Annualized.

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

	For the Nine Months Ended June 30, 2014 Compared to the Nine Months Ended June 30, 2013
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$20	$20	$2	$42
FHLB common stock and other equity securities	(23)	41	(10)	8
Mortgage-backed securities and collateralized mortgage obligations available for sale	209	275	25	509
Other investment securities available for sale	(33)	(63)	15	(81)
Loans receivable	382	(6,303)	(80)	(6,001)
Total interest-earnings assets	$555	$(6,030)	$(48)	$(5,523)
Interest Expense
NOW accounts	$26	$(84)	$(7)	$(65)
Savings accounts	—	(10)	—	(10)
Money market deposit accounts	(10)	(25)	1	(34)
Certificate of deposit accounts	(526)	(237)	45	(718)
Total interest-bearing deposits	(510)	(356)	39	(827)
Borrowed funds	(578)	77	(19)	(520)
Total Interest-Bearing Liabilities	$(1,088)	$(279)	$20	$(1,347)
Net Change in net interest income	$1,643	$(5,751)	$(68)	$(4,176)

Provision for Non-Covered Loan Losses. The provision for loan losses for the nine months ended June 30, 2014 for non-covered loans was $300,000, compared to $1.1 million for the nine months ended June 30, 2013. The Company did not make a provision in the quarters ended June 30, 2014 and March 31, 2014 due to the trend of declining levels of net charge-offs, along with an overall improvement in the loan portfolio in recent quarters. Net charge-offs on non-covered loans decreased to $283,000 for the nine months ended June 30, 2014, from $909,000 for the nine months ended June 30, 2013. The allowance for loan losses for non-covered loans was $8.6 million, or 1.65% of total non-covered loans receivable at June 30, 2014 compared to $8.4 million, or 1.85% of total non-covered loans receivable at June 30, 2013. Our non-covered nonperforming loans increased to $4.5 million at June 30, 2014 from $3.5 million at June 30, 2013. As a result, our allowance as a percent of nonperforming loans decreased to 192.06% at June 30, 2014 compared to 237.93% at June 30, 2013.

Provision for Covered Loan Losses. For the nine months ended June 30, 2014, the reversal of provision for covered loan losses was $886,000 compared to a provision expense of $94,000 for the nine months ended June 30, 2013. The reversal of provision for covered loans for the nine months ended June 30, 2014 was primarily due to the release of allowance reserves from nonaccretable allowance due to improved credit quality and workout experience. If future losses occur due to declines in the market during the periods covered by loss share agreements, the losses on loans acquired from both NCB and MCB will be reimbursed at 95% and FNB at 80% based on the terms of the FDIC loss sharing agreements. At June 30, 2014 covered loans totaled $71.2 million and is net of $11.9 million in related nonaccretable and accretable discounts and allowances.

Noninterest Income. Noninterest income increased $1.7 million or 19.4%, to $10.6 million for the nine months ended June 30, 2014 from $8.9 million for the nine months ended June 30, 2013. The increase was primarily attributable to a true-up receipt from the completion and renegotiation of a processing contract of approximately $1.1 million and an increase of $806,000 in bankcard fees in the nine months ended June 30, 2014.

The increase in noninterest income was partially offset by decreases in gains on the sale of loans and servicing released fees and other noninterest income during the nine months ended June 30, 2014. Gains on the sale of loans and servicing released fees decreased $405,000 as a result of lower mortgage loan production due to higher interest rates during the nine months ended June 30, 2014. Additionally, a $248,000 write down of fixed assets associated with a branch to be closed in the fourth quarter of fiscal 2014 was recorded in the nine months ended June 30, 2014.

Noninterest Expense. Total noninterest expense decreased $30,000 to $26.8 million for the nine months ended June 30, 2014. The decrease was due in part to a decrease in the net cost of real estate owned of $603,000 due to a $1.2 million decrease in provisions recorded for valuation allowances in the nine months ended June 30, 2014, as compared to the nine months ended June 30, 2013, and a decrease in other noninterest expense of $890,000 largely related to a write-down of an asset available for sale recorded in the nine months ended June 30, 2013.

These decreases were nearly offset by increases in salaries and employee benefits of $1.0 million due to stock benefits being granted during the nine months ended June 30, 2014, federal insurance premiums and other regulatory fees of $345,000 and occupancy expense of $305,000.

Income Taxes. Income taxes decreased to $2.3 million for the nine months ended June 30, 2014 from $2.5 million for the nine months ended June 30, 2013 due to a decrease in our income before provision for income taxes of $648,000. Our effective tax rate was 31.52% in the nine months ended June 30, 2014 and 31.78% in the nine months ended June 30, 2013.

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

As of June 30, 2014, our nonperforming non-covered assets totaled $5.8 million and consisted of $4.2 million of nonaccrual loans, $238,000 of loans 90 days or more past due and still accruing and other real estate owned of $1.3 million. The table below sets forth the amounts and categories of our non-covered nonperforming assets at the dates indicated.

	At June 30, 2014	At September 30, 2013
	(dollars in thousands)
Nonaccrual loans: (1)
One- to four-family residential real estate	$1,102	$1,508
Commercial real estate	2,903	1,121
Real estate construction	—	—
Commercial	180	161
Consumer and other loans	58	84
Total nonaccrual loans	4,243	2,874
Loans delinquent 90 days or greater and still accruing: (2)
One- to four-family residential real estate	238	47
Commercial real estate	—	—
Real estate construction	—	—
Commercial	—	—
Consumer and other loans	—	—
Total loans delinquent 90 days or greater and still accruing	238	47
Total nonperforming loans	$4,481	$2,921
Other real estate owned:
One- to four-family residential real estate	$496	$1,175
Commercial real estate	835	440
Real estate construction	—	—
Commercial	—	—
Consumer and other loans	—	—
Total real estate owned	1,331	1,615
Total nonperforming assets	$5,812	$4,536
Ratios:
Nonperforming loans as a percentage of total non-covered loans	0.86%	0.61%
Nonperforming assets as a percentage of total non-covered assets	0.62%	0.49%
__________________________________

(1)	Included in nonaccrual loans is $2.1 million of troubled debt restructured loans.

(2)
Acquired Neighborhood Community Bank (“NCB”) FAS ASC 310-30 loans that are no longer covered under the non-single family loss sharing agreement with the FDIC are not included in this table. Due to the recognition of accretion income related to these loans, FAS ASC 310-30 loans that are greater than 90 days delinquent are regarded as accruing loans.

Nonperforming assets not covered by loss share increased $1.3 million, or 28.13%, to $5.8 million at June 30, 2014 from $4.5 million at September 30, 2013. The increase was due primarily to a $1.8 million increase in nonaccrual commercial real estate loans. We have 30 non-covered loans that remain nonperforming at June 30, 2014, and the largest nonperforming non-covered loan had a balance of $1.8 million at June 30, 2014 and was secured by commercial real estate. The increase was partially offset by a $284,000 decline in real estate owned. Real estate owned declined primarily due to the disposition of $2.1 million of real estate owned by CharterBank as well as $201,000 in additional write downs on real estate owned, partially offset by the transfer of $420,000 of acquired NCB non-single family OREO into non-covered OREO associated with the expiration of this loss sharing agreement.

Covered nonperforming assets, consisting of covered OREO and covered loans greater than 90 days delinquent, decreased to $11.2 million at June 30, 2014 from $22.6 million at September 30, 2013. The purchased loans and commitments (“covered loans”) and other real estate owned (“covered other real estate”) acquired in the MCB, NCB and FNB acquisitions are covered by loss sharing agreements between the FDIC and CharterBank. Under these agreements, with respect to the NCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $82.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount; with respect to the MCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $106.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount. We have exceeded the threshold level that results in 95% loss sharing with respect to the NCB and MCB acquisitions; with respect to the FNB acquisition, the FDIC will assume 80% of all losses and share 80% of all loss recoveries. The loss sharing portion of the NCB non-single family loss sharing agreement with the FDIC expired in June of 2014 with the three year recovery period starting. All non-single family loans were transferred into the non-covered loan portfolio on the date of expiration.

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

The Company did not make a provision in the quarters ended June 30, 2014 and March 31, 2014 due to the long term trend of declining net charge-offs and overall improvement in the credit quality of the loan portfolio. During the quarter ended June 30, 2014 there was an allowance transfer of $400,000 related to the reclassification of loans from covered to non-covered due to the expiration of our first non-single family loss sharing agreement with the FDIC.

The following table sets forth activity in our allowance for loan losses for the period indicated. Loans covered by the loss sharing agreements with the FDIC are excluded from the table.

	Nine Months Ended June 30, 2014
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$862,043	$5,446,357	$455,833	$387,302	$124,717	$912,644	$8,188,896
Charge-offs	(189,979)	(79,639)	(22,035)	—	(107,062)	—	(398,715)
Recoveries	—	70,231	41,890	—	3,396	—	115,517
Provision	89,765	321,815	(96,369)	58,809	32,433	(106,453)	300,000
Transfer of allowance on previously covered NCB non-single family loans	1,596	394,791	3,470	—	143	—	400,000
Balance at end of period	$763,425	$6,153,555	$382,789	$446,111	$53,627	$806,191	$8,605,698
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance	$139,803,283	$284,590,745	$21,171,528	$58,459,401	$17,010,156		$521,035,113
Ending balance: individually evaluated for impairment	$1,567,956	$10,195,006	$180,463	$—	$—		$11,943,425

Our allowance for loan loss methodology is a loan classification-based system. Our allowance for loan losses is segmented into the following four major categories: (1) specific reserves; (2) general allowances for Classified/Watch loans; (3) general allowances for loans with satisfactory ratings; and (4) an unallocated amount. We base the required reserve on a percentage of the loan balance for each type of loan and classification level. Loans may be classified manually and are automatically classified if they are not previously classified when they reach certain levels of delinquency. Unclassified loans are reserved at different percentages based on our loan loss history for the last seven years. Reserve percentages are also adjusted based upon our estimate of the effect that the current economic environment will have on each type of loan.

Potential problem loans are non-covered loans that management has serious doubts as to the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention, substandard, or loss. Potential problem loans at June 30, 2014 aggregated $34.2 million with $6.1 million classified special mention, $27.0 million classified substandard and $1.1 million classified as doubtful compared to potential problem loans at September 30, 2013 which aggregated $35.4 million with $6.0 million classified special mention and $29.4 million classified substandard.

Our largest substandard loan relationship at June 30, 2014 had a balance of $7.8 million. There were additional loans in this relationship with a balance of $323,027 that were graded pass. As of June 30, 2014, all loans in the relationship were current and interest due has been paid. The loan relationship is collateralized by properties located in Alabama and Florida. We believe we are adequately collateralized, even at lower current real estate values.

The allowance for loan losses represented 192.06% and 237.93% of nonperforming loans at June 30, 2014 and June 30, 2013, respectively. This decrease was due to higher nonperforming loans in the current period. The allowance for loan losses as a percentage of non-covered loans was 1.65% and 1.85% at June 30, 2014 and June 30, 2013, respectively. Management continues to retain an unallocated allowance to maintain the overall allowance at a level reflective of continued economic uncertainties. Management reviews the adequacy of the allowance for loan losses on a continuous basis. Management considered the allowance for loan losses on non-covered loans adequate at June 30, 2014 to absorb probable losses inherent in the loan portfolio. However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

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

The total nonaccretable discount and allowance for covered loans as a percentage of the ending contractual balance of acquired loans was 7.0% at June 30, 2014, compared to 11.5% at September 30, 2013. This decrease during the nine month period ended June 30, 2014 was related to charge-off activity on covered loans with such losses subject to applicable loss sharing agreements with the FDIC and the transfer of $5.5 million from nonaccretable discount to accretable discount and $2.8 million from allowance discount with $885,664 posted as a negative provision, $400,000 being transferred into the non-covered allowance and $1.5 million offsetting the FDIC receivable as the Bank reduced its contractual balance on covered loans by $45.5 million during the nine months ended June 30, 2014. It is expected that the ratio of nonaccretable discounts and allowance for covered loan losses to contractual covered principal outstanding will continue to trend downward as the more significant problem loans are charged-off and submitted for loss sharing reimbursement from the FDIC as well as the reduction of current loss estimates in which the outcome would be increased accretion income and related amortization of the FDIC receivable. Management considered the nonaccretable discounts and allowance for covered loan losses adequate at June 30, 2014 to absorb probable losses inherent in the covered loan portfolio.

Liquidity Management. Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At June 30, 2014 and September 30, 2013, we had access to immediately available funds of approximately $388.3 million and $397.1 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $149.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $185.0 million. At June 30, 2014, we had $55.0 million in advances outstanding from the FHLB. Based on available collateral other than cash, additional advances would be limited to $170.3 million at June 30, 2014.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2014, we had $42.5 million of new loan commitments outstanding, and $61.4 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $20.0 million of unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2014 totaled $159.2 million, or 21.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended June 30, 2014, we originated $237.0 million of loans and purchased $9.6 million of securities and other investments.

Financing activities consist primarily of additions to deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $21.7 million for the nine months ended June 30, 2014, primarily due to a $32.7 million decline in certificates of deposit, as well as a $5.0 million decline in Federal Home Loan Bank advances due to the maturing of a fixed rate advance in March 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank which provides an additional source of funds. Federal Home Loan Bank advances have been used primarily to fund loan demand and to purchase securities.

Capital Management and Resources. CharterBank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2014, CharterBank exceeded all of its regulatory capital requirements. CharterBank is considered “well capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2014
Total Risk Based Capital (to Risk-Weighted Assets)	$209,299	32.9%	$50,843	8.0%	$63,554	10.0%
Tier 1 Capital (to Risk Weighted Assets)	201,338	31.7	25,422	4.0	38,133	6.0
Tier 1 Capital (to Average Assets)	201,338	19.5	41,272	4.0	51,590	5.0
September 30, 2013
Total Risk Based Capital (to Risk-Weighted Assets)	$209,930	33.8%	$49,648	8.0%	$62,060	10.0%
Tier 1 Capital (to Risk Weighted Assets)	202,119	32.6	24,824	4.0	37,236	6.0
Tier 1 Capital (to Average Assets)	202,119	18.6	43,572	4.0	54,465	5.0

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

For the nine months ended June 30, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth, as of June 30, 2014, our calculation of the estimated changes in CharterBank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present Value of Assets (3)(4)
(dollars in thousands)
300	$187,165	$(20,880)	(10.0)%	18.0%	(2.0)%
200	$194,055	$(13,991)	(6.7)%	18.7%	(1.3)%
100	$201,003	$(7,042)	(3.4)%	19.4%	(0.6)%
—	$208,045	$—	—%	20.0%	—%
(100)	$219,068	$11,022	5.3%	21.1%	1.1%
__________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the difference between the present value of an institution’s assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2014, in the event of a 200 basis point increase in interest rates, we would experience a 6.7% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 5.3% increase in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of June 30, 2014, we were in compliance with our Board approved policy limits.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At June 30, 2014, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table presents a summary of the Company's share repurchases during the quarter ended June 30, 2014:

Shares repurchased in the:	Total number of share repurchases	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)

April 1- April 30, 2014	61,831	$10.82	571,577	4,280,000
May 1- May 31, 2014	1,055,415	10.87	1,626,992	3,224,585
June 1- June 30, 2014	1,526,002	11.03	3,152,994	1,698,583
Total	2,643,248	$10.96	3,152,994	1,698,583
__________________________________
(1) On December 19, 2013, the Company's Board of Directors approved a stock repurchase program which was being used to fund grants of restricted stock under the Company's 2013 Equity Incentive Plan. Subsequent to the completion of the first repurchase program in the third quarter of fiscal 2014, a second program was initiated and completed. Additionally, in June 2014, a third program was announced, allowing the repurchase of up to 2,030,000 shares, or approximately 10%, of the Company's outstanding shares. For the nine months ended June 30, 2014, shares were repurchased at a cost of approximately $34.5 million.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2014 and September 30, 2013, (ii) the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2014 and 2013, (iii) the Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2014 and the year ended September 30, 2013 (iv) the Unaudited Condensed Consolidated Comprehensive Income for the three and nine months ended June 30, 2014 and 2013, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and 2013, and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER FINANCIAL CORPORATION

Date:	August 12, 2014	By:	/s/ Robert L. Johnson
Robert L. Johnson
Chairman, President and Chief Executive Officer

Date:	August 12, 2014	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer