Form 10-K
period 2014-09-30
Charter Financial Corp
filed 2014-12-12
CIK 1478726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2014 was approximately $208,758,461.
The number of shares outstanding of the registrant’s common stock as of December 5, 2014 was 17,025,146.

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
General Overview
Charter Financial Corporation (the “Company”) is a savings and loan holding company that was incorporated under the laws of the State of Maryland in April 2013 to serve as the holding company for CharterBank (the “Bank”). The Bank is a federally-chartered savings bank that was originally founded in 1954 as a federally-chartered mutual savings and loan association. In 2014, the Bank celebrated the 60th anniversary of operations in the West Point, Georgia region. As of September 30, 2014, our total assets were approximately $1.0 billion, total loans receivable were approximately $606.4 million and our deposits were approximately $717.2 million. We have total stockholders’ equity of $225.0 million.
In recent years, through public offerings, strategic de novo branching and acquisitions, the Bank has expanded further into the market of West Georgia and East Alabama, as well as into the Florida Gulf Coast. This growth, primarily along the I-85 corridor and adjacent areas anchored by Auburn, Alabama and Atlanta and Columbus, Georgia, was the result of the following:

•
Acquired certain assets and assumed all deposits of The First National Bank of Florida (“FNB”), a full-service commercial bank headquartered in Milton, Florida, as a part of a loss-sharing agreement with the FDIC in September 2011;

•
Acquired certain assets and assumed all deposits of McIntosh Commercial Bank (“MCB”), a full-service commercial bank headquartered in Carrollton, Georgia, as a part of a loss-sharing agreement with the FDIC in March 2010;

•
Acquired certain assets and assumed all deposits of Neighborhood Community Bank (“NCB”), a full-service commercial bank headquartered in Newnan, Georgia, as a part of a loss-sharing agreement with the FDIC in June 2009;

•	Opened de novo branches in Lagrange, Georgia in March 2007 and May 2005;

•	Acquired EBA Bancshares and its subsidiary, Eagle Bank of Alabama, in February 2003.
The Bank’s principal business consists of attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, in commercial real estate loans, one- to four-family residential mortgage loans, construction loans and investment securities and, to a lesser extent, commercial business loans, home equity loans and lines of credit and other consumer loans. We offer a variety of community banking services to our customers, including online banking and bill payment services, mobile banking, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs. In addition to our 14 branch offices in west-central Georgia, east-central Alabama and the Florida Gulf Coast, we operate a cashless branch office in Norcross, Georgia. CharterBank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency. CharterBank’s executive offices are located at 1233 O.G. Skinner Dr., West Point, Georgia 31833. Its telephone number at that address is (706) 645-1391.
On April 8, 2013, the Company completed its conversion and reorganization pursuant to which our organization converted from the mutual holding company form of organization to the stock holding company form of organization. The Company sold 14.3 million shares of common stock for gross offering proceeds of $142.9 million in the offering. Following the conversion and reorganization, the Bank became 100% owned by Charter Financial and Charter Financial became 100% owned by public shareholders.

Charter Financial Corporation, the federally chartered corporation (“Charter Federal”), was established in October 2001 to be the holding company for the Bank in connection with the Bank’s reorganization from a federal mutual savings and loan association into the two-tiered mutual holding company structure. Charter Federal's business activity was the ownership of the outstanding capital stock of CharterBank. First Charter, MHC was our federally chartered mutual holding company. Its principal business activity was the ownership of common stock of Charter Federal. As of April 8, 2013, Charter Federal and First Charter, MHC both ceased to exist.
The Charter Foundation, Inc. (“Charter Foundation”), a nonprofit charitable foundation, was established in December 1994 by members of CharterBank. Charter Foundation provides funds to eligible nonprofit organizations to help them carry out unique, innovative projects in specific fields of interest. Charter Foundation’s goal is to fund projects that will enhance the quality of life in the communities served by CharterBank. The Foundation had approximately $7.6 million in assets at September 30, 2014 and annually distributes 5% of its net asset value in grants to the local community. The grants and gifts provided by Charter Foundation are generally for charitable causes, and to enhance the quality of life and housing in CharterBank’s markets.
Market Area
We conduct operations primarily in west-central Georgia, east-central Alabama and the Florida Gulf Coast. Our corporate offices as well as one branch are located in West Point, Georgia (Troup County), and we have a branch in Valley, Alabama (Chambers County), three branches in Lagrange, Georgia (Troup County), a branch in Opelika, Alabama (Lee County), and two branch offices in Auburn, Alabama (Lee County), one branch office in Carrollton (Carroll County), two branch offices in Newnan (Cowetra County) along with three branches located in northwest Florida, two of which are located in Santa Rosa County and one in Escambia County. We also have a cashless branch located in Norcross, Georgia (Gwinnett County). The FDIC-assisted acquisitions have complemented the corporate expansion we have achieved in recent years both through de novo branching and acquisitions. Management believes that the acquisitions are key components to building our retail franchise, as we now have 15 branches on the I-85 corridor and adjacent areas between Newnan, Georgia and Auburn, Alabama, and in the Florida Panhandle.
According to the 2010 U.S. Census, population in our Georgia market area has increased from 2000 to 2010, with growth rates of 26.7%, 42.7%, 16.8%, 35.2% and 14.4% for Carroll, Coweta, Gwinnett, Harris, and Troup Counties, respectively. As of 2010, the Georgia market area’s median household income of $55,342 was above both the national and state levels. Consistent with national trends, unemployment in the majority of our Georgia market areas decreased in 2014 from 2013 levels. As of October 2014, the unemployment rate for Carroll, Coweta, Gwinnett, Harris, and Troup Counties was 7.0%, 6.5%, 6.3%, 5.8% and 7.6%, respectively, compared to 8.0%, 7.0%, 6.9%, 6.3% and 8.5%, respectively, as of October 2013.
According to the 2010 U.S. Census, from 2000 to 2010, our Alabama market area population decreased in Chambers County by 6.5% while increasing in Lee County by 21.9% and the median household income of $34,964 was below both the national and Alabama state levels as of 2010. Our Alabama market area has seen its unemployment rate in 2014 decrease from 2013 levels, with the Chambers County and Lee County unemployment rate at 5.8% and 4.6%, respectively, as of October 2014 compared to 6.7% and 4.8%, respectively, as of October 2013.
In our Florida market area, population increased 28.6% and 1.1% for Santa Rosa County and Escambia County, respectively, from 2000 to 2010 according to the 2010 U.S. Census. Median household income in our Florida market area for 2010 was $46,000, which was below the national level but above the Florida level. Our Florida market area has seen its unemployment rate in 2014 decrease from 2013 levels, with the Santa Rosa and Escambia County unemployment rate at 5.2% and 5.8%, respectively, as of October 2014, compared to 5.9% and 6.6%, respectively, as of October 2013.
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
FDIC-Assisted Acquisitions
The three FDIC-assisted acquisitions between 2009 and 2011 extended our retail branch footprint as part of our efforts to increase our retail deposits and reduce our reliance on brokered deposits and borrowings as a significant source of funds. We refer to each of the three financial institutions we acquired in conjunction with FDIC loss share agreements collectively as the “Acquired Banks” and we refer to the indemnification assets and other receivables associated with the FDIC loss share agreements related to the Acquired Banks as the “FDIC receivable.” Additionally, we refer to loans subject to loss share agreements with the FDIC as “covered loans” and loans that are not subject to loss share agreements with the FDIC as “non-covered loans.”
Neighborhood Community Bank. On June 26, 2009, CharterBank entered into a purchase and assumption agreement with the FDIC to acquire certain assets and assume certain liabilities of NCB, a full-service commercial bank headquartered in Newnan, Georgia. The acquisition of NCB’s four full-service branches, one of which has been closed, has expanded our market presence in west-central Georgia within the I-85 corridor region in which we continue to seek to expand. We assumed $195.3 million of NCB’s liabilities, including $181.3 million of deposits, with no deposit premium paid. We also acquired $202.8 million of NCB assets, including $159.9 million of loans, net of unearned income, and $17.7 million of real estate owned, at a discount to book value of $26.9 million. The acquisition agreement with the FDIC included loss-sharing agreements pursuant to which the FDIC assumes 80% of losses and shares 80% of loss recoveries on the first $82.0 million of losses on acquired loans and real estate owned, and assumes 95% of losses and shares 95% of loss recoveries on losses exceeding $82.0 million. Loans and other real estate owned that are covered under the loss-sharing agreements are referred to in this annual report on Form 10-K as “covered loans” and “covered other real estate,” respectively. The loss sharing portion of the NCB non-single family loss sharing agreement with the FDIC expired in June 2014 with the three year recovery period starting at that time.
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
The First National Bank of Florida. On September 9, 2011, CharterBank entered into an acquisition agreement with the FDIC to acquire certain assets and assume certain liabilities of FNB, a full-service commercial bank headquartered in Milton, Florida. The retention of three of FNB’s eight full-service branches has expanded our market presence in the Florida Panhandle and adjacent areas in which we were seeking to expand. We assumed $247.5 million of FNB’s liabilities, including $244.7 million of deposits, with no deposit premium paid. We also acquired $251.8 million of FNB assets, including $185.9 million of loans, net of unearned income, and $24.9 million of real estate owned, at a discount to book value of $28.0 million. The purchase and assumption agreement with the FDIC included loss-sharing agreements pursuant to which the FDIC assumes 80% of losses and shares 80% of loss recoveries on acquired loans and real estate owned.
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
For more information regarding CharterBank’s FDIC-assisted acquisitions and subsequent loss share resolution, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — FDIC Loss-Share Resolution”.
Lending Activities
We offer a broad range of loan products with a variety of rates and terms. Our lending operations consist of the following major segments: commercial real estate lending; single-family residential mortgage lending for retention in our portfolio; construction lending; and residential mortgage lending for resale in the secondary mortgage market, generally on a servicing-released basis. To a lesser extent, we also originate consumer loans , and commercial business loans. Our lending activities are consistent with our community bank orientation.
We have pursued loan diversification with the objective of lowering credit concentration risk, enhancing yields and earnings, and improving the interest rate sensitivity of our assets. Historically, we have focused our lending activities on residential and commercial mortgage loans as well as consumer loans, primarily to local customers. We also have initiated retail and commercial business lending in the markets formerly served by NCB, MCB and FNB branches.
Commercial Real Estate Loans. Commercial real estate lending is an integral part of our operating strategy and we intend to continue to take advantage of opportunities to originate commercial real estate loans. Commercial real estate loans typically have higher yields, shorter durations and larger loan balances compared to residential mortgage loans. Commercial real estate lending also has provided us with another means of broadening our range of customer relationships. As of September 30, 2014, non-covered commercial real estate loan balances totaled $300.6 million, or 55.0% of our total non-covered loan portfolio. Additionally, at September 30, 2014, we had $67.4 million (contractual amount) of commercial real estate loans covered by FDIC loss-sharing agreements, or 81.3% of total covered loans.
Commercial real estate loans are generally made to Georgia, Alabama or Florida borrowers and are secured by properties in these states. Commercial real estate loans are generally made for up to 80% of the value of the underlying real estate. Our commercial real estate loans are typically secured by offices, hotels, strip shopping centers, warehouses/distribution facilities, land, multi-family properties, or convenience stores located principally in Georgia, Alabama and Florida.
Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. To compensate for the increased risk, our commercial real estate loans generally have higher interest rates and shorter maturities than our residential mortgage loans. We offer commercial real estate loans at fixed rates and adjustable rates tied to the prime rate as reported in The Wall Street Journal. However, the interest rates on a portion of our commercial real estate loan portfolio are tied to LIBOR. We currently offer terms of up to 10 years.
Our underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements and quality of cash flow. As part of our loan approval and underwriting of commercial real estate loans, we undertake a cash flow analysis, and we generally require a debt-service coverage ratio of at least 1.15 times. Our capacity to expand this portfolio may be tempered by lack of demand from qualified borrowers and intense competition for good loans.
Residential Mortgage Loans. We originate first and second mortgage loans secured by one- to four-family residential properties within Georgia, Florida and Alabama. We currently originate mortgages in all of our markets, but utilize centralized processing at our corporate office. As of September 30, 2014, non-covered residential mortgage loans totaled $152.8 million, or 28.0% of total non-covered loans. As of September 30, 2014, covered residential mortgage loans totaled $11.6 million (contractual amount), or 14.0% of total covered loans.

We originate both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate, 30 year, conforming loans are generally originated for resale into the secondary market on a servicing-released basis. Previously, we originated 15 year fixed rate loans and retained them in our portfolio. Going forward, it is our intent to originate these 15 year fixed rate loans for resale into the secondary market. We generally retain in our portfolio loans that are non-conforming due to property exceptions and loans that have adjustable rates. We are now selling loans to Fannie Mae and retaining the servicing associated with these loans. As of September 30, 2014, approximately 59.2% of our one- to four-family loan portfolio consisted of fixed-rate mortgage loans and 40.8% consisted of either adjustable rate mortgage loans (“ARMs”) or hybrid loans with fixed interest rates for the first one, three, five or seven years of the loan, and adjustable rates thereafter. After the initial term, the interest rate on ARMs generally adjusts on an annual basis at a fixed spread over the monthly average yield on United States Treasury securities, the prime interest rate as listed in The Wall Street Journal, or LIBOR. The interest rate adjustments are generally subject to a maximum increase of 2% per adjustment period and 6% over the life of the loan.
CharterBank originates one- to four-family residential loans with loan-to-values of up to 80%. We will also originate loans with loan-to-values in excess of 80% with private mortgage insurance. A substantial portion of our one- to four-family residential mortgage loans are secured by properties in Georgia, Alabama and Florida.
We offer home equity lines of credit as a complement to our one- to four-family residential mortgage lending. We believe that offering home equity credit lines helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. Home equity credit lines have adjustable-rates and are secured by a first or second mortgage on owner-occupied one- to four-family residences located primarily in Georgia, Alabama and Florida. Home equity credit lines enable customers to borrow at rates tied to the prime rate as reported in The Wall Street Journal. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 75% of the value of the underlying property unless the loan is covered by private mortgage insurance. At September 30, 2014, we had $11.8 million of home equity lines of credit and second mortgage loans not covered by the FDIC. We had $8.5 million of unfunded home equity line of credit commitments not covered by the FDIC at September 30, 2014.
The amount of subprime loans held by CharterBank is not material. We consider “subprime” loans to be loans originated to borrowers having credit scores below 620 at the time of origination. As of September 30, 2014, the Company had total subprime loans of $5.5 million. We do not, and have not, originated “low documentation” or “no documentation” loans, “option ARM” loans, or other loans with special or unusual payment arrangements.
We modify residential mortgage loans when it is mutually beneficial to us and the borrower, and on terms that are appropriate to the circumstances. We have no non-covered loans in government modification programs. Covered loans have FDIC modification programs available, these programs are outlined in their respective purchase and assumption agreements.
Construction Loans. Consistent with our community bank strategy, construction lending has been an integral part of our overall lending strategy. Construction loans represent an important segment of the loan portfolio, totaling $63.5 million, or 11.6% of non-covered loans at September 30, 2014. We have no remaining construction loans covered by loss sharing as construction loans have a short maturity and generally, a shorter resolution time than many other loans.
We make loans primarily for the construction of one- to four-family residences but also for multi-family and nonresidential real estate projects on a select basis. We offer construction loans to pre-approved local builders including loans on both speculative (unsold) and pre-sold properties. The number of speculative loans that we will extend to a builder at one time depends upon the financial strength and credit history of the builder. Our construction loan program is expected to remain a modest portion of our loan portfolio. We generally limit the number of outstanding loans on unsold homes under construction within a specific area and/or to a specific borrower.
Commercial Loans and Consumer Loans. To a much lesser extent, we also originate non-mortgage loans, including commercial business and consumer loans. At September 30, 2014, non-covered commercial loans totaled $24.8 million, or 4.5% of total non-covered loans, and non-covered consumer and other loans totaled $5.0 million, or 0.9% of non-covered loans. Additionally, at September 30, 2014, we had $3.7 million (contractual amount) of commercial loans and $178,646 (contractual amount) of consumer and other loans covered by FDIC loss sharing agreements.
Our commercial business loans are generally limited to terms of five years or less. We typically attempt to collateralize these loans with a lien on commercial real estate or with a lien on business assets and equipment. We also generally require the personal guarantee of the business owner. Interest rates on commercial business loans are generally higher than interest rates on residential or commercial real estate loans due to the risk inherent in this type of loan. Commercial business loans are generally considered to have more risk than residential mortgage loans or commercial real estate loans because the collateral may be in the form of intangible assets and/or readily depreciable inventory. Commercial business loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower or guarantors. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater supervision efforts by our management compared to residential mortgage or commercial real estate lending.
Our consumer loans are loans on deposits, automobile loans and various other installment loans. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. Our consumer lending generally follows accepted industry standards for non subprime lending, including certain minimum credit scores and debt to income ratios.
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
Commercial loans are approved through CharterBank’s Management Loan Committee process. The Management Loan Committee consists of the Chief Executive Officer, the President, the Chief Financial Officer and certain other senior lending and credit officers. Commercial loan relationships of $2.0 million or less may be approved outside the Committee process by senior officers who have commercial loan authority. Commercial loan relationships greater than $2.0 million are approved by the Management Loan Committee.
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
Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold almost all fixed-rate, 30-year conforming one- to four-family residential mortgage loans in the secondary market generally on a servicing-released basis while retaining commercial real estate loans and non-conforming or 15-year fixed rate one- to four-family residential mortgage loans for retention in our portfolio. We sold $43.4 million of loans in fiscal 2014.
Occasionally, we have purchased loan participations in commercial loans in which we are not the lead lender that are secured by real estate or other assets. With regard to all loan participations, we follow our customary loan underwriting and approval policies, and although we may be only approving and servicing a portion of the loan, we underwrite the loan request as if we had originated the loan to ensure cash flow and collateral are sufficient. At September 30, 2014, our loan participations totaled $13.9 million, or 2.55%, of our non-covered loan portfolio. All of our organically originated loan participations were performing in accordance with their terms at September 30, 2014. One participation loan that was previously covered by a loss sharing agreement with the FDIC is currently in bankruptcy and at September 30, 2014 was paying in accordance with the bankruptcy terms.
During fiscal 2014 we purchased two loan participations with a combined loan balance of $4.6 million that is reflected in our loan balance at September 30, 2014.
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
Sources of Funds
Deposits are the major source of balance sheet funding for lending and other investment purposes. Additional significant sources of funds include liquidity, repayment of loans, loan sales, maturing investments, and borrowings. We believe that our standing as a sound and secure financial institution and our emphasis on the convenience of our customers will continue to contribute to our ability to attract and retain deposits. We offer extended hours at the majority of our offices and alternative banking delivery systems that allow customers to pay bills, transfer funds and monitor account balances at any time. We also offer competitive rates as well as a competitive selection of deposit products, including checking, NOW, money market, regular savings and term certificate accounts. In addition, we offer a bank rewarded product that offers a higher rate on deposit balances up to $15,000 if certain conditions are met. These conditions include receiving electronic statements, having at least one monthly ACH transaction per month and having 20 or more debit card transactions per month. For accounts that do not meet these conditions in any given month, the rate paid on the balances is reduced.
We also rely on advertising and long-standing relationships to maintain and develop depositor relationships, while competitive rates are also paid to attract and retain deposits. Furthermore, the NCB, MCB, and FNB acquisitions continue to enhance customer convenience by broadening the markets currently served by CharterBank.
We continually evaluate opportunities to enhance deposit growth. Potential avenues of growth include de novo branching and branch or institution acquisitions. Additionally, to the extent additional funds are needed, we may employ available collateral to increase borrowings, which are expected to consist primarily of Federal Home Loan Bank advances. Based on asset limitations we have $255.7 million available at the Federal Home Loan Bank of Atlanta at September 30, 2014. Based on available collateral we are limited to $168.9 million at September 30, 2014. We have a source of emergency liquidity with the Federal Reserve, and at September 30, 2014 we had collateral pledged that provided access to approximately $65.8 million of discount window borrowings.
Employees
As of September 30, 2014, we had 276 full-time employees and 12 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.
Subsidiary Activities
Charter Financial has no direct or indirect subsidiaries other than CharterBank.
Availability of Information
The Company’s investor website can be accessed at www.charterbk.com under “Corporate Investor Relations.” Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available on our investor website under the caption “SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Documents filed with the SEC are also available on the SEC's website at www.sec.gov.

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
The Bank is a federal savings bank, examined and supervised by the Office of the Comptroller of the Currency (“OCC”) and is subject to examination by the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s Deposit Insurance Fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. The Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau. The Bank also is a member of and owns stock in the FHLB of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Bank also is regulated to a lesser extent by the FRB, governing reserves to be maintained against deposits and other matters. The OCC examines the Bank and prepares reports for the consideration of the Bank’s board of directors on any operating deficiencies should any arise. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents and certain consumer protection matters.
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
Dodd-Frank Act
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
The Dodd-Frank Act required the FRB to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.
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
Federal Banking Regulation
Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended and federal regulations. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts. The Bank may also establish subsidiaries that may engage in certain activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage. A bank also may establish subsidiaries that may engage in certain activities not otherwise permissible for a bank, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorized depository institutions to commence paying interest on business checking accounts, effective July 21, 2011.
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
In July, 2013, the OCC and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.
The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period. The Bank has the one-time option in the first quarter of 2015 to permanently opt out of the inclusion of accumulated other comprehensive income in its capital calculation. The Bank is considering whether to opt out in order to reduce the impact of market volatility on its regulatory capital levels.
The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 day past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.
Finally, the final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets. The final rule becomes effective for us on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.
At September 30, 2014, the Bank’s capital exceeded all applicable requirements.
Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2014, the Bank was in compliance with the loans-to-one borrower limitations.
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
The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. A savings association that fails the qualified thrift lender test must operate under specified restrictions. Under the Dodd-Frank Act, non-compliance with the QTL test may subject the Bank to agency enforcement action for a violation of law. At September 30, 2014, the Bank satisfied the QTL test.
Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings association. A federal savings bank must file an application with the OCC for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

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
In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if the institution would be undercapitalized after the distribution. A federal savings bank also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, the Bank’s ability to pay dividends will be limited if the Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Charter Financial to pay dividends to its stockholders. See “-Capital Requirements.”

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.
Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the OCC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.
The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.
Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by FRB regulations and by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as the Bank. Charter Financial is an affiliate of the Bank. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Savings associations are required to maintain detailed records of all transactions with affiliates.
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
Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to implement such a plan can result in further enforcement action including the issuance of a cease and desist order or the imposition of civil money penalties.

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
At September 30, 2014, the Bank met the criteria for being considered “well-capitalized.”
In addition, the final capital rule adopted in July 2013 revises the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule when it becomes effective. The OCC’s prompt corrective action standards will change when these new capital ratios become effective. Under the new standards, in order to be considered well-capitalized, the Bank would have to have a common equity Tier 1 ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged), and a Tier 1 leverage ratio of 5.0% (unchanged).
Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.
Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky to the deposit insurance fund paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2.5 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s aggregate deposits.
The Dodd-Frank Act increased the minimum target ratio for the Deposit Insurance Fund from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits, and the FDIC must achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are required to fund the increase. The Dodd-Frank Act also eliminated the 1.5%

maximum fund ratio, and instead gives the FDIC the discretion to determine the maximum fund ratio. The FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.
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
All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2014, the annualized Financing Corporation assessment was equal to 0.62 basis points of total assets less tangible capital. Assessments related to the FICO bond obligations were not subject to the December 30, 2009 prepayment.
For the fiscal year ended September 30, 2014, the Bank paid $54,447 related to the FICO bonds and was assessed $600,111 pertaining to deposit insurance assessments.
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
As of September 30, 2014, outstanding borrowings from the FHLB of Atlanta were $55.0 million and the Bank was in compliance with the stock investment requirement.
Other Regulations
Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. In addition, the Bank’s operations are subject to federal laws and regulations applicable to credit transactions, financial privacy, money laundering and electronic fund transfers.
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
Permissible Activities. Under present law, the business activities of Charter Financial Corporation are generally limited to those activities permissible for financial holding companies, bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. The Dodd-Frank Act specifies that a savings and loan holding company may only engage in financial holding company activities if it meets the qualitative criteria necessary for a bank holding company to engage in such activities, makes an election to be treated as a financial holding company and conducts the activities in accordance with the requirements that would apply to a financial holding company’s conduct of such activity. As of September 30, 2014, Charter Financial Corporation has not elected to be a financial holding company.
Federal law prohibits a savings and loan holding company, including Charter Financial, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the FRB. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the FRB must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.
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
Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board, Charter Financial will be subject to regulatory capital requirements that generally are the same as the new capital requirements for the Bank. These new capital requirements include provisions that might limit the ability of Charter Financial to pay dividends to its stockholders or repurchase its shares. See “-Federal Banking Regulation-Capital Requirements.”
Dividends and Repurchases. The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the guidance provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The guidance provides for prior regulatory review of capital distributions in certain circumstances, such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The guidance also provides for regulatory consultation prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.
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
At September 30, 2014, the total federal pre-base year bad debt reserve of CharterBank was approximately $2.1 million.
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
Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) was expanded to five years. Neither CharterBank nor Charter Financial had a loss carryforward at September 30, 2014.
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
Audit of Tax Returns. An audit by the Internal Revenue Service of First Charter, MHC, Charter Federal and CharterBank’s federal income taxes for 2009 to 2011 was completed in fiscal 2013. Tax years 2012 and 2013 are subject to examination by the Internal Revenue Service. Tax years 2011 through 2013 are subject to examination by state taxing authorities in Georgia, Alabama and Florida.

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
As a result of the three FDIC-assisted acquisitions that we have made and the asset discount bids associated with each acquisition, a significant portion of our income has been derived from the interest income and continued realization of accretable discounts on the loans that we purchased in our FDIC-assisted acquisitions and from the FDIC receivable. For the years ended September 30, 2014 and 2013, we recognized $8.2 million and $16.6 million, respectively, of interest and accretion income including amortization of loss share receivable on covered loans, with $3.1 million and $8.9 million, respectively, due to loan accretion and amortization. We currently project $6.0 million remaining of discount accretion and $2.9 million in amortization to be recognized in income over the next two years. During such period, if we are unable to replace our acquired loans and the related accretion with new performing loans at a similar yield and other interest earning assets due to such reasons as a decline in loan demand or competition from other financial institutions in our markets, our financial condition and earnings, including our interest rate spread, may be adversely affected.
Our business may continue to be adversely affected by downturns in our national and local economies.
Our operations are significantly affected by national and local economic conditions. Substantially all of our loans are to businesses and individuals in west-central Georgia, east-central Alabama and the Florida Panhandle. All of our branches and most of our deposit customers are also located in these areas. A continuing decline in the economies in which we operate could have a material adverse effect on our business, financial condition and results of operations. In particular, Georgia, Alabama and Florida have experienced home price declines, increased foreclosures and high unemployment rates in recent years.
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
There is no assurance that the assets acquired in the NCB, MCB and FNB acquisitions will not suffer further deterioration in value after the date of acquisition, which would require additional charge-offs. We entered into loss sharing agreements with the FDIC that provide that 80% of losses related to the acquired loans and other real estate owned (“covered assets”) (up to $82.0 million in losses with respect to the $177.6 million of NCB covered assets, up to $106.0 million in losses with respect to the $262.9 million of MCB covered assets) will be borne by the FDIC and thereafter the FDIC will bear 95% of losses on NCB and MCB covered assets. We also entered into a loss sharing agreement with the FDIC that provides that 80% of losses related to the covered assets of $210.9 million acquired in the FNB transaction will be borne by the FDIC. However, we are not protected from all losses resulting from charge-offs with respect to such covered assets. Internal costs incurred to collect and otherwise resolve covered assets are borne by us and not subject to loss sharing reimbursement. Further, the loss sharing agreements have limited terms ranging from five years for commercial loans to ten years for residential mortgage loans. In June 2014, the loss sharing portion of the NCB non-single family loss sharing agreement with the FDIC expired. Therefore, any charge-offs or related losses that we experience after the expiration of the loss sharing agreements will not be reimbursed by the FDIC, including the write down of the FDIC indemnification asset, and would reduce our net income. Finally, if we fail to comply with the terms of the loss sharing agreements, we could lose the right to receive payments on a covered asset from the FDIC under the agreements. See “— Our ability to continue to receive the benefits of our loss share arrangements with the FDIC is conditioned upon our compliance with certain requirements under the agreements,” below.
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
Over the last several years, we have increased our non-residential lending in order to improve the yield and reduce the average duration of our assets. At September 30, 2014, our portfolio of non-covered commercial real estate, real estate construction, and commercial business loans totaled $388.8 million, or 71.1% of total non-covered loans, compared to $277.2 million, or 63.3% of total loans (all of which were non-covered) at September 30, 2008. At September 30, 2014, the amount of non-covered non-performing commercial real estate and commercial business loans was $2.7 million, or 64.6% of total non-covered nonperforming loans. At September 30, 2014, our largest non-covered non-residential real estate borrowing relationship had a loan balance of $12.5 million and a potential liability of $19.5 million, and consisted of a borrower whose collateral was multiple one- to four-family residential real estate construction loans. These loans may expose us to a greater risk of non-payment and loss than residential real estate loans because, in the case of commercial loans, repayment often depends on the successful operation and earnings of the borrower's businesses and, in the case of consumer loans, the applicable collateral is subject to rapid depreciation. Additionally, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest due on the loan, which could cause us to increase our provision for loan losses and adversely affect our financial condition and operating results.
If the allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to the allowance. Additions to the allowance would decrease our net income. At September 30, 2014, our allowance for loan losses for non-covered loans was $8.5 million, or 1.55% of total non-covered loans and 199.64% of non-covered non-performing loans, compared to $8.2 million, or 1.70% of total non-covered loans and 280.32% of non-covered non-performing loans at September 30, 2013. At September 30, 2014, $4.2 million of nonperforming loans were not covered by loss sharing.
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

If our problem assets increase, our earnings will decrease.
At September 30, 2014, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, and foreclosed real estate assets) not covered by loss sharing agreements consisted of $4.2 million of loans and $1.8 million of foreclosed real estate. As of September 30, 2014, we also had covered foreclosed real estate of $5.6 million. In addition, our non-covered classified assets (consisting of substandard loans and securities, doubtful loans and loss assets) totaled $28.1 million at September 30, 2014. Our problem assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level. From time to time, we also write down the value of properties in our real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our real estate owned. Further, the resolution of problem assets requires the active involvement of management, which could detract from the overall supervision of our operations. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.
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
Acquisitions could disrupt our business and adversely affect our operating results.
On June 26, 2009 we entered into an agreement with the FDIC to acquire assets from Neighborhood Community Bank with a fair value of approximately $196.7 million and assume liabilities from such bank with a fair value of approximately $196.7 million. We also acquired four branches of NCB in the transaction, one of which has been closed. On March 26, 2010, we entered into an agreement with the FDIC to acquire assets of McIntosh Commercial Bank with a fair value of approximately $316.2 million and assume liabilities from such bank with a fair value of approximately $310.6 million. We also acquired four branches of MCB in the transaction, three of which have been closed. On September 9, 2011, we entered into an agreement with the FDIC to acquire assets of First National Bank of Florida with a fair value of approximately $249.0 million and assume liabilities from such bank with a fair value of approximately $248.3 million. We also acquired eight branches of FNB in the transaction, five of which have been closed. We expect to continue to grow by acquiring other financial institutions, related businesses or branches of other financial institutions that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we may not be able to adequately or profitably manage this growth. In addition, such acquisitions may involve the issuance of securities, which may have a dilutive effect on earnings per share. Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

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
Our management team is taking actions to enhance shareholder value, including consolidating branches, reviewing personnel, developing new products, and continuing to review acquisition opportunities. In addition, we intend to focus on opportunities for cross selling products to existing customers in an effort to deepen our “share of wallet.” These actions may not enhance shareholder value.
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
Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2014, the fair value of our portfolio of investment securities, mortgage-backed securities, collateralized mortgage-backed securities and collateralized mortgage obligations totaled $188.7 million. Net unrealized losses on these securities totaled $1.1 million at September 30, 2014.
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
Financial reform legislation has, among other things, tightened capital standards and created a new Consumer Financial Protection Bureau, and will result in new laws and regulations that are expected to increase our costs of operations.
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

•	the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest bearing checking accounts. This change has increased our interest expense;

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

In addition to the risks noted above, we expect that our operating and compliance costs, and possibly our interest expense, could increase as a result of the Dodd-Frank Act and the implementing rules and regulations. The need to comply with additional rules and regulations, as well as state laws and regulations to which we were not previously subject, may also divert management’s time from managing our operations. Higher capital levels would require us to maintain higher levels of assets that earn less interest and dividend income and returns on shareholders’ equity may suffer.
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
The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for CharterBank and Charter Financial on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-

based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
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
Our common stock is traded on the NASDAQ Global Select Market. However, the average daily trading volume in Charter Financial’s common stock has been relatively small, averaging less than approximately 80,000 shares per day during 2014. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.
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
Moreover, bank regulatory agencies have responded aggressively to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the Office of the Comptroller of the Currency and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations are likely to increase our costs of regulatory compliance and costs of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. For example, recent regulatory changes to our overdraft protection programs could decrease the amount of fees we receive for these services. For the years ended September 30, 2014 and 2013, overdraft protection fees totaled $4.7 million and $4.0 million, respectively. Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor. Regulations limit interchange fees for banks with assets of more than $10.0 billion. It is unclear whether in the future these limits will apply to smaller banks such as CharterBank.
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
We currently conduct business through our administrative office in West Point, Georgia, our branch offices in west-central Georgia, east-central Alabama, the Florida Panhandle and our cashless branch office in Norcross, Georgia. Our Georgia branch offices are located in Carrollton, LaGrange (three offices), Newnan (two offices) and West Point, and our Alabama branches are located in Auburn (two offices), Opelika and Valley. Our Florida Branch offices are in Milton, Pace, and Pensacola. The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $20.6 million at September 30, 2014.

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
Market and Dividend Information
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

	Price Per Share		Cash Dividend Declared
	High	Low
Fiscal 2014
Fourth quarter	$11.20	$10.58	$0.05
Third quarter	11.13	10.57	0.05
Second quarter	10.86	10.51	0.05
First quarter	11.00	10.55	0.05
Fiscal 2013
Fourth quarter (1)	$11.05	$10.14	$0.30
Third quarter	10.24	9.87	0.05
Second quarter	10.26	8.51	—
First quarter	8.50	7.38	—
__________________________________

(1)	Charter Financial declared a special dividend of $0.25 per share in addition to its regular quarterly dividend of $0.05 per share on July 23, 2013.
Holders
As of December 1, 2014, there were approximately 709 holders of record of our common stock.
Dividends
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
Unlike CharterBank, Charter Financial is not restricted by Office of the Comptroller of the Currency regulations on the payment of dividends to its shareholders. However, the FRB has issued a policy statement regarding the payment of dividends by bank holding companies that it has also made applicable to savings and loan holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. FRB guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Charter Financial to pay dividends or otherwise engage in capital distributions. In addition, the source of dividends that may be paid by Charter Financial depends on dividends from CharterBank.
In addition, pursuant to applicable regulations, during the three-year period following our conversion and stock offering completed in April, 2013, we will not take any action to declare an extraordinary dividend to shareholders that would be treated by recipients as a tax-free return of capital for federal income tax purposes. Finally, we may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.
Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12(d) Equity Compensation Plan Information, in this Annual Report on Form 10-K, for the table providing information as of September 30, 2014 about Company common stock that may be issued upon the exercise of options under the Charter Financial Corporation 2001 Stock Option Plan and the Charter Financial Corporation 2013 Equity Incentive Plan.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Shares repurchased in the:	Total number of share repurchases	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)

July 1 - July 31, 2014	626,900	11.07	3,779,894	1,071,683
August 1 - August 31, 2014	813,771	11.06	4,593,665	257,912
September 1 - September 30, 2014	257,912	11.04	4,851,577	1,825,000
Total	1,698,583	$11.06	4,851,577	1,825,000
__________________________________
(1) We completed our third repurchase program for fiscal 2014 in September 2014 and announced a fourth share repurchase program allowing the repurchase of an additional 1.8 million shares, or approximately 10% of the Company's outstanding shares. For the fiscal year ended September 30, 2014, shares were repurchased at a cost of approximately $53.2 million.

ITEM 6.	SELECTED FINANCIAL DATA
The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes contained in Item 8 of this Annual Report on Form 10-K. The information at September 30, 2014 and 2013 and for the years ended September 30, 2014, 2013 and 2012 is derived in part from the audited consolidated financial statements that appear in this annual report. The information at September 30, 2012, 2011 and 2010, and for years ended September 30, 2011 and 2010, is derived in part from the audited consolidated financial statements that do not appear in this annual report. The information presented below does not include the financial condition, results of operations or other data of First Charter, MHC prior to its elimination following the April 8, 2013 conversion. The information presented prior to April 8, 2013, is that of Charter Federal, Charter Financial's predecessor company.

	At September 30,
	2014	2013	2012	2011	2010
	(in thousands)
Selected financial condition data:
Total assets	$1,010,361	$1,089,406	$1,032,220	$1,171,710	$1,186,082
Non-covered loans receivable, net (1)	536,732	470,863	427,676	419,979	451,231
Covered loans receivable, net (2)	69,635	108,991	166,228	235,050	148,139
Investment and mortgage securities available for sale (3)	188,743	215,118	189,379	158,737	133,183
Core deposits (4)	486,248	475,426	456,292	447,176	313,170
Retail deposits (5)	717,192	745,900	779,397	883,389	739,691
Total deposits	717,192	751,297	800,262	911,094	823,134
Total borrowings	55,000	60,000	81,000	110,000	212,000
Total stockholders’ equity	224,955	273,778	142,521	139,416	136,876
Tangible total equity	220,206	268,649	136,915	133,263	130,532

______________________________

(1)
Excludes “covered loans” acquired from the FDIC subject to loss-sharing agreements. See Note 5 - Loans Receivable in the Notes to our Consolidated Financial Statements. Loans shown are net of deferred loan (fees) costs and allowance for loan losses and exclude loans held for sale.

(2)
Consists of loans acquired from the FDIC still subject to loss sharing agreements. See Note 5 - Loans Receivable in the Notes to our Consolidated Financial Statements. Loans shown are net of deferred loan fees, allowance for loan losses, and nonaccretable and accretable discounts.

(3)	Includes all CharterBank investment and mortgage securities available for sale.

(4)	Core deposits consist of transaction accounts, money market accounts and savings accounts.

(5)	Retail deposits include core deposits and certificates of deposit other than brokered and wholesale certificates of deposit.

	Years Ended September 30,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Selected operating data:
Interest income	$35,648	$42,636	$48,101	$45,786	$49,959
Interest expense	5,730	7,361	10,589	15,228	22,758
Net interest income	29,918	35,275	37,512	30,558	27,201
Provision for loan losses on non-covered loans	300	1,400	3,300	1,700	5,800
Provision for loan losses on covered loans	(1,013)	89	1,202	1,200	420
Net interest income after provision for loan losses	30,631	33,786	33,010	27,658	20,981
Noninterest income	14,277	11,653	12,912	9,291	17,515
Noninterest expense	36,211	36,314	40,304	33,950	30,474
Income before provision for income taxes	8,697	9,125	5,618	2,999	8,022
Income tax expense	2,742	2,869	639	694	2,087
Net income	$5,955	$6,256	$4,979	$2,305	$5,935
Per share data: (1)
Earnings per share – basic	$0.29	$0.30	$0.26	$0.12	$0.31
Earnings per share – fully diluted	$0.28	$0.30	$0.26	$0.12	$0.31
Cash dividends per share	$0.20	$0.35	$0.08	$0.16	$0.32
______________________________

(1)	Share and share amounts held by the public prior to April 8, 2013 have been restated to reflect the completion of the second-step conversion on April 8, 2013 using a conversion ratio of 1.2471.

At or For the Years Ended September 30,
2014	2013	2012	2011	2010
Selected financial ratios and other data:
Performance ratios:
Return on average assets (ratio of net income to average total assets)	0.56%	0.58%	0.46%	0.22%	0.56%
Return on average equity (ratio of net income to average equity)	2.28%	2.98%	3.58%	1.67%	5.62%
Net interest rate spread (1)	3.02%	3.66%	4.12%	3.53%	3.30%
Net interest margin (2)	3.22%	3.82%	4.17%	3.59%	3.07%
Net interest margin, excluding the effects of purchase accounting (3)	2.87%	2.82%	3.11%	2.57%	2.13%
Efficiency ratio (4)	81.93%	77.38%	79.93%	85.32%	79.16%
Non-interest expense to average total assets	3.41%	3.38%	3.75%	3.34%	2.89%
Average interest-earning assets as a ratio of average interest-bearing liabilities	1.31	x	1.19	x	1.05x	1.04x	0.89x
Average equity to average total assets	24.62%	19.51%	12.95%	13.43%	10.03%
Dividend payout ratio (5)	70.06%	122.82%	27.56%	83.82%	27.29%
Asset quality ratios: (6) (7)
Non-covered assets: (6)
Nonperforming assets to total assets (7)	0.65%	0.49%	0.69%	1.99%	2.33%
Nonperforming loans to total loans	0.77%	0.61%	0.79%	2.72%	2.55%
Allowance for loan losses as a ratio of nonperforming loans	2.00	x	2.80	x	2.38	x	0.80x	0.84x
Allowance for loan losses to total loans	1.55%	1.70%	1.87%	2.19%	2.12%
Net charge-offs as a percentage of average non-covered loans outstanding	0.08%	0.32%	0.86%	0.48%	0.90%
Bank regulatory capital ratios:
Total risk-based capital (to risk-weighted assets)	27.90%	33.83%	19.22%	24.36%	21.53%
Tier 1 risk-based capital (to risk-weighted assets)	26.65%	32.57%	17.97%	23.10%	20.28%
Tier 1 leverage (to average assets)	17.67%	18.56%	12.16%	10.68%	10.21%
Consolidated capital ratios:
Total equity to total assets	22.26%	25.13%	13.81%	11.90%	11.42%
Tangible total equity to total assets	21.79%	24.66%	13.26%	11.38%	10.98%
Other data:
Number of full service offices	15	16	16	18	16
Full time equivalent employees	282	287	292	294	260
______________________________

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)
Net interest income excluding accretion and amortization of loss share loans receivable divided by average net interest earning assets excluding average loan accretable discounts in the amount of $4.9 million, $9.2 million, $17.9 million, $14.7 million, and $26.7 million for the years ended September 30, 2014, 2013, 2012, 2011 and 2010, respectively.

(4)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(5)	The dividend payout ratio represents total dividends declared and not waived by First Charter, MHC as applicable prior to the completion of the conversion divided by total net income.

(6)
Excludes covered assets consisting of assets of Neighborhood Community Bank, McIntosh Commercial Bank, and The First National Bank of Florida acquired from the FDIC that are still subject to loss sharing agreements. Non-covered assets consist of assets other than covered assets, including acquired NCB loans that are no longer covered under the non-single family loss sharing agreement with the FDIC.

(7)
We also had $5.6 million of covered other real estate owned at September 30, 2014, representing 0.55% of consolidated assets. Loss sharing agreements cover any losses upon disposition of such assets at either 95% or 80%.

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
Our net income decreased $301,000 and totaled $6.0 million for the year ended September 30, 2014, from $6.3 million for the year ended September 30, 2013. The decrease in net income for fiscal 2014 resulted primarily from a $5.8 million decrease in discount accretion and amortization of the FDIC loss share receivable, partially offset by an increase to noninterest income and decreases to both interest expense and provision for loan losses. Net interest income decreased $5.4 million to $29.9 million for the year ended September 30, 2014 due to lower average yields on loans and a decline in accretion income on acquired covered loans which was partially offset by a decrease in interest expense on certificates of deposit and borrowings. Our provision for non-covered loan losses was $300,000 for the year ended September 30, 2014 compared to $1.4 million for the year ended September 30, 2013. This decrease in the provision for non-covered loan losses was a result of an approximately $1.0 million decline in net charge-offs for the year ended September 30, 2014 compared with fiscal 2013, as well as an overall improvement in the asset quality of our non-covered loan portfolio. Our provision for covered loan losses decreased $1.1 million for the year ended September 30, 2014 compared to fiscal 2013 due to improved credit quality and the resolution of problem assets. Noninterest income increased $2.6 million to $14.3 million for the year ended September 30, 2014 due primarily to an increase in bankcard and deposit fees as well as a one-time true-up receipt from the completion and renegotiation of a processing contract. Noninterest expense decreased slightly to $36.2 million for the year ended September 30, 2014.
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
Business Strategy
Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. This 60-year history in the community, combined with management’s extensive experience and adherence to conservative underwriting standards through numerous business cycles, has enabled us to maintain a strong capital position with favorable credit quality metrics despite the economic downturn. On April 8, 2013, we completed our conversion from the mutual holding company form of organization to the fully public stock holding company form of organization and raised $142.9 million in gross offering proceeds from the related stock offering. We intend to continue to manage our capital position in order to provide value to our shareholders through actions such as paying cash dividends and in the near term, repurchasing shares of common stock. The Company currently pays a quarterly cash dividend of $0.05 per share and paid a special dividend of $0.25 per share to shareholders in fiscal 2013. Additionally, during the year ended September 30, 2014, we completed three stock buyback programs whereby 4.9 million shares, or approximately 21% of our common stock were repurchased. In September 2014, we announced the approval of a new stock buyback program for up to 1.8 million shares, or approximately 10% of our outstanding shares, of which 1.2 million were repurchased subsequent to fiscal year end for an average price of $10.93 per share. The 6.1 million of total shares repurchased since December 2013 through December 5, 2014 were purchased at a combined discount to tangible book value of $6.6 million.
We believe that the current economic and financial services environment presents a significant opportunity for us to grow our retail banking operations. Through our FDIC-assisted acquisitions in June 2009, March 2010 and September 2011, we acquired sixteen full-service branch offices, of which six were retained. We also acquired deposits of $721.0 million in the three transactions. In each of the FDIC-assisted acquisitions, we participated in a competitive bid process in which we offered an asset discount bid on net assets acquired and no deposit premium. We also entered into loss sharing agreements with the FDIC which cover a majority of the assets acquired (referred to as “covered assets”) and provide for substantial protection on losses associated with the covered assets. See “FDIC-Assisted Acquisitions” below.
Based on the persistent challenges presented by the economic and regulatory climate along with increased compliance costs and an accelerated need for economies of scale, we expect there to be a significant amount of unassisted consolidation in our banking markets which we intend to explore as opportunities arise. We believe that our strong financial condition and capital position are desirable traits for smaller community banking institutions seeking a merger partner. Our knowledge of the marketplace and our experienced management team, together with our experience in managing problem assets acquired from the FDIC in the NCB, MCB, and FNB transactions position us to take advantage of future opportunities to acquire financial institutions.
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

•
Expand our retail banking franchise. Our focus is on growing our retail banking presence throughout the markets in west-central Georgia, east-central Alabama, and the Florida Panhandle, including our expanded retail footprint resulting from the NCB, MCB and FNB acquisitions, while reducing reliance on wholesale funding sources. Since September 30, 2010 we have reduced FHLB borrowings by $157.0 million and certificates of deposit by $279.0 million in our efforts to fund our balance sheet with core deposits (comprised of transaction, savings and money market accounts). Over this same time period we have increased core deposits from $313.2 million to $486.2 million while lowering our cost of funds from 2.55% for the year ended September 30, 2010 to 0.81% for the year ended September 30, 2014. These deposits provide a low cost source of funds for our lending operations, as well as a potential source of fee income.

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

•
Provide quality customer service and convenience. In order to proactively address the needs of our clients, we continue to make and build out investments in infrastructure and technology to improve transactional efficiencies and minimize the amount of time required for customers to complete regular banking activities, such as making a deposit at a branch drive-thru. In addition, the customer experience is enhanced for in-branch transactions as unique amenities such as child-friendly play areas, coffee cafes and change counters combine banking activities with everyday realities. To further emphasize convenience for our customers, we offer extended hours at the majority of our offices and alternative banking delivery systems, such as internet and mobile banking, that allow customers to pay bills, transfer funds and monitor account balances at any time. Additionally, we strive to create tailored products and services that are designed to meet the changing needs of our customers, such as our Rewards checking program discussed under the heading Item 1, Business “—Sources of Funds.”

•
Maintain strong asset quality. We emphasize a disciplined credit culture based on intimate market knowledge, close ties to our customers, sound underwriting standards and experienced loan officers. While the challenging operating environment which began several years ago contributed to an increase in problem assets, management’s primary objective has been to expeditiously reduce the level of nonperforming and classified assets through diligent monitoring and aggressive resolution efforts, including problem covered assets of NCB, MCB and FNB. The results of this effort are evidenced by our asset quality at September 30, 2014, with $6.0 million of non-performing assets not covered by loss sharing which represented 0.65% of total non-covered assets. This is compared to $4.5 million, or 0.49% of total non-covered assets, and $5.6 million, or 0.69% of total non-covered assets, of non-performing assets not covered by loss sharing at September 30, 2013 and September 30, 2012, respectively. Our ratio of allowance for loan losses to non-covered non-performing loans was 199.64% at September 30, 2014.

We have a dedicated problem asset resolution team with experienced leadership to resolve nonperforming assets and classified assets acquired in the NCB, MCB and FNB transactions. While the majority of these nonperforming assets do not pose a significant credit risk because they are substantially covered under loss sharing agreements with the FDIC, reducing the amount of contractually non-performing assets acquired in the NCB, MCB and FNB acquisitions will reduce the cost of carrying these assets. Covered loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, covered loans that are contractually past due are still considered to be accruing and performing loans. See —Asset Quality for additional detail.

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

•
Scalable operating platform. Our acquisitions of NCB in June 2009, MCB in March 2010, and FNB in September 2011 highlight our ability to capitalize on opportunities that offer attractive risk-adjusted returns and provide a template for future acquisitions. We have closed 12 branch locations, 10 of which were acquired in FDIC acquisitions, since 2009 as part of efforts to improve operational efficiency and will continue to focus our attention on other initiatives to increase franchise value.

FDIC Loss-Share Resolution
The three FDIC-assisted acquisitions between 2009 and 2011 extended our retail branch footprint as part of our efforts to increase our retail deposits and reduce our reliance on brokered deposits and borrowings as a significant source of funds. As of September 30, 2014, our net covered loans totaled $69.6 million, or 11.5% of total loans.
The following table presents the estimated losses and losses incurred on acquired assets covered under loss share agreements as of September 30, 2014:

Entity	Date of Transaction	FDIC Stated Threshold or Intrinsic Loss Estimate	Original Estimated Covered Losses	Losses Incurred Through September 30, 2014 (1)
		(in thousands)
NCB	6/26/2009	$82,000	$65,072	$84,595
MCB	3/26/2010	106,000	132,874	136,473
FNB	9/9/2011	59,483	70,008	57,362
		$247,483	$267,954	$278,430
__________________________________

(1)	Claimed loans and other real estate owned losses including expenses, net of revenues.

Under the FNB loss share agreements, all losses (whether or not they exceed the intrinsic loss estimate) are reimbursable by the FDIC at 80% of the losses and reimbursable expenses paid. During the year ended September 30, 2013, the losses and reimbursable expenses claimed under the MCB loss share agreements exceeded the FDIC established threshold and became reimbursable at 95% rather than the 80% rate. Additionally, during the year ended September 30, 2014, the losses and reimbursable expenses claimed under the NCB loss share agreements exceeded the FDIC established threshold and became reimbursable at 95% rather than the 80% rate.

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
We segment our allowance for loan losses into the following three major categories: (1) general allowances for Classified/Watch loans; (2) general allowances for loans with satisfactory ratings; and (3) an unallocated amount. Risk ratings are initially assigned in accordance with our loan and collection policy. A department independent from our loan origination staff reviews risk grade assignments on an ongoing basis. Management reviews current information and events regarding a borrowers’ financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based on the fair value of the collateral, if the loan is considered collateral-dependent, as the measure for the amount of the impairment. Impaired and Classified/Watch loans are aggressively monitored. The allowances for loans by credit grade are further subdivided by loan type. We have developed specific quantitative allowance factors to apply to each loan grade which considers loan charge-off experience over the most recent seven years by loan type. In addition, we apply loss estimates for certain qualitative allowance factors that are subjective in nature and require considerable judgment on the part of management. Such qualitative factors include economic and business conditions, the volume of past due loans, changes in the value of collateral in collateral-dependent loans, and other economic uncertainties. An unallocated component of the allowance is also for losses that specifically exist in the remainder of the portfolio, but have yet to be identified.
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
The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time. During the year ended September 30, 2014, the Company made certain refinements in its allowance methodology. The Company increased the look back period of historical losses from 24 months to 84 months as net charge-offs were not as reflective of a full credit cycle for the two year period ended September 30, 2014 as compared with the seven year period ended September 30, 2014. In addition, some qualitative factors were removed and the loss allocation for qualitative risk factors was decreased to better reflect risks related to this period. The change in the historical look back period more closely aligns the quantitative aspect of the Company's allowance methodology with the risks inherent in a full credit cycle. The adjustments in our methodology were not material to the overall allowance or provision for the year ended September 30, 2014.
Management believes that the current allowance for non-covered loan losses is adequate. At September 30, 2014, we had 94.6% of our total non-covered loan portfolio secured by real estate, with commercial real estate loans comprising 55.0% of the total non-covered loan portfolio, one- to four-family residential mortgage loans comprising 28.0% of the total non-covered loan portfolio, and construction loans comprising 11.6% of the total non-covered loan portfolio. We carefully monitor our commercial real estate loans since the repayment of these loans is generally dependent upon earnings from the collateral real estate or the liquidation of the real estate and is affected by national and local economic conditions. For many owner-occupied commercial real estate loans, debt service may be dependent upon cash flow from business operations. The residential category represents those loans we choose to maintain in our portfolio rather than selling into the secondary market. The residential loans held for sale category comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate and purchase price fixed so we take no credit or interest rate risk with respect to these loans.
Relating to the FDIC-assisted acquisitions of the loans of NCB and FNB, we have established an allowance for loan losses for loans covered by loss-sharing agreements and such allowance for loan losses was $1.0 million at September 30, 2014. Management believes this allowance for covered loans is adequate.
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
Other-Than-Temporary Impairment of Investment Securities. A decline in the market value of any available for sale security below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for that security. In connection with the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, collateralized mortgage-backed securities and collateralized mortgage obligations, management obtains fair value estimates by independent quotations, assesses current credit ratings and related trends, reviews relevant delinquency and default information, assesses expected cash flows and coverage ratios, reviews average credit score data of underlying mortgages, and assesses other current data. The severity and duration of an impairment and the likelihood of potential recovery of an impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value.
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
Goodwill and Other Intangible Assets. Intangible assets include costs in excess of net assets acquired and deposit premiums recorded in connection with the acquisitions. In accordance with accounting requirements, we test our goodwill for impairment annually or more frequently as circumstances and events may warrant. No impairment charges have been recognized through September 30, 2014.
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

Comparison of Financial Condition at September 30, 2014 and 2013
Assets. Total assets decreased $79.0 million, or 7.3%, to $1.0 billion at September 30, 2014, compared to $1.1 billion at September 30, 2013. Assets decreased primarily due to declines in cash and cash equivalents, securities available for sale and FDIC receivable for loss sharing agreements of $62.0 million, $26.4 million and $19.4 million, respectively, partially offset by an increase in net loans of $26.5 million.
Cash and cash equivalents. Cash and cash equivalents declined to $99.5 million at September 30, 2014, down from $161.5 million at September 30, 2013. This decrease was primarily the result of the Company's share repurchase programs during fiscal 2014 along with funding the increase in total loans.
Loans. At September 30, 2014, total loans were $606.4 million, or 60.0% of total assets. During the year ended September 30, 2014, our total loan portfolio increased by $26.5 million, or 4.6%. The increase was primarily due to an increase of $65.9 million, or 14.0%, in net loans not covered by loss sharing agreements, partially offset by a reduction of balances of acquired loan portfolios covered by loss sharing agreements. Of the $65.9 million in net non-covered loan growth, $8.3 million was due to a transfer of non-single family loans that are no longer covered by the FDIC due to the expiration of the NCB non-single family loss sharing agreement during fiscal 2014. Of the $606.4 million in net loans as of September 30, 2014, $69.6 million were covered by FDIC loss sharing agreements.

	Non-covered (1)	Covered (2)	Total
	(in thousands)
Loan Balances:
September 30, 2014	$536,732	$69,635	$606,367
June 30, 2014	511,176	71,227	582,403
March 31, 2014	481,907	90,133	572,040
December 31, 2013	476,466	100,101	576,567
September 30, 2013	470,863	108,991	579,854
June 30, 2013	443,581	120,712	564,293
March 31, 2013	421,175	131,359	552,534
December 31, 2012	426,370	149,268	575,638
September 30, 2012	427,676	166,228	593,904
__________________________________

(1)	Non-covered loans are shown net of deferred loan fees and allowance for loan losses.

(2)	Covered loans are shown net of deferred loan fees, allowances, nonaccretable differences and accretable discounts.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
1-4 family residential real estate (1)	$152,811	24.5%	$124,571	20.8%	$105,515	16.8%	$98,845	14.2%	$106,041	16.5%
Commercial real estate	300,556	48.2	269,609	45.1	251,379	40.1	252,037	36.3	267,726	41.6
Commercial	24,760	4.0	23,774	4.0	16,597	2.7	17,613	2.6	19,604	3.0
Real estate construction (2)	63,485	10.2	44,653	7.5	45,369	7.2	41,726	6.0	45,930	7.1
Consumer and other loans	4,959	0.8	17,545	2.9	18,107	2.9	20,138	2.9	22,486	3.5
Covered loans (3)	76,635	12.3	117,790	19.7	189,834	30.3	264,202	38.0	182,335	28.3
Total loans	623,206	100.0%	597,942	100.0%	626,801	100.0%	694,561	100.0%	644,122	100.0%
Other items:
Net deferred loan (fees)	(1,382)		(1,124)		(1,133)		(1,050)		(758)
Allowance for loan losses-non-covered loans	(8,473)		(8,189)		(8,190)		(9,370)		(9,797)
Allowance for loan losses-covered loans (4)	(998)		(3,924)		(10,341)		(6,892)		(15,554)
Accretable discount (4)	(5,986)		(4,851)		(13,233)		(22,221)		(18,643)
Loans receivable, net	$606,367		$579,854		$593,904		$655,028		$599,370
__________________________________

(1)	Excludes loans held for sale of $2.1 million, $1.9 million, $2.7 million, $0.3 million and $2.1 million at September 30, 2014, 2013, 2012, 2011 and 2010, respectively.

(2)	Net of undisbursed proceeds on loans-in-process.

(3)
Consists of loans and commitments acquired in the NCB, MCB, and FNB acquisitions that are covered by loss sharing agreements with the FDIC. Such amounts are presented net of nonaccretable discounts of $6.3 million, $10.8 million, $19.4 million, $69.1 million and $52.9 million at September 30, 2014, 2013, 2012, 2011 and 2010, respectively.

(4)	See Note 5 - Loans Receivable in the Notes to our Consolidated Financial Statements.
Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four- family residential real estate (1)		Commercial real estate (2)		Commercial (3)
	Amount	Weighted avg rate (7)	Amount	Weighted avg rate (7)	Amount	Weighted avg rate (7)
	(dollars in thousands)
Due During the Years Ending September 30,
2015	$16,990	4.56%	$65,099	5.10%	$4,560	4.05%
2016	3,358	5.14	41,233	4.72	2,719	4.36
2017	3,600	5.66	29,116	4.70	1,307	4.43
2018 to 2019	5,906	4.68	44,932	4.54	3,934	4.58
2020 to 2024	18,870	4.37	74,065	4.17	7,183	3.31
2025 to 2029	48,110	3.55	62,571	4.59	1,542	4.33
2030 and beyond	66,654	4.38	44,840	4.44	7,028	4.84
Total	$163,488	4.21	$361,856	4.59	$28,273	4.19

	Real estate construction (4)		Consumer and other loans (5)		Total (6)
	Amount	Weighted avg rate (7)	Amount	Weighted avg rate (7)	Amount	Weighted avg rate (7)
	(dollars in thousands)
Due During the Years Ending September 30,
2015	$50,762	4.93%	$1,803	5.80%	$139,214	4.95%
2016	5,968	4.99	673	4.07	53,951	4.75
2017	3,390	2.66	938	4.49	38,351	4.59
2018 to 2019	—	—	1,287	4.16	56,059	4.55
2020 to 2024	614	4.51	274	6.09	101,006	4.16
2025 to 2029	581	4.50	85	4.85	112,889	4.14
2030 and beyond	2,170	4.27	47	7.75	120,739	4.43
Total	$63,485	4.78	$5,107	4.94	$622,209	4.50
__________________________________

(1)	Includes $10.7 million of covered loans.

(2)	Includes $61.3 million of covered loans.

(3)	Includes $3.5 million of covered loans.

(4)	Presented net of undisbursed proceeds on loans-in-progress.

(5)	Includes $0.1 million of covered loans.

(6)	Excludes accretable discounts, allowance for loan losses on noncovered loans, and net deferred loan fees on both covered and noncovered loans.

(7)	Does not include any accretable discount associated with FDIC Covered Loans.
The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2014 that are contractually due after September 30, 2015.

	Due After September 30, 2015
	Fixed	Adjustable	Total
	(in thousands)
1-4 family residential real estate	$64,774	$81,724	$146,498
Commercial real estate	137,713	159,044	296,757
Commercial	11,377	12,336	23,713
Real estate construction	1,041	11,682	12,723
Consumer and other loans	3,224	80	3,304
Total loans	$218,129	$264,866	$482,995
Investment and Mortgage Securities Portfolio. At September 30, 2014, our investment and mortgage securities portfolio totaled $188.7 million, compared to $215.1 million at September 30, 2013. The decrease was attributable to $15.4 million in securities that were called or matured, $9.7 million in net sales and $26.8 million in principal paydowns, partially offset by $23.9 million in securities purchased and a $1.6 million decrease in unrealized losses on available for sale securities during fiscal 2014. During 2012, we also had approximately $273,000 in other-than-temporary impairment charges on non-government agency collateralized mortgage obligations. There were no other-than-temporary impairment charges in 2014 or 2013.
We review our investment portfolio on a quarterly basis for indications of impairment. In addition to management’s intent and ability to hold the investments to maturity or recovery of carrying value, the review for impairment includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer. Our review of mortgage securities includes loan geography, loan to value ratios, credit scores, types of loans, loan vintage, credit ratings, loss coverage from tranches less senior than our investment tranche and cash flow analysis. Our investments are evaluated using our best estimate of future cash flows. If, based on our estimate of cash flows, we determine that an adverse change has occurred, other-than-temporary impairment would be recognized for the credit loss. At September 30, 2014, we held one private-label security which had a cumulative $380,000 other-than-temporary impairment charge recorded in prior years.

The following table sets forth the composition of our investment and mortgage securities portfolio at the dates indicated. At September 30, 2014, all investment and mortgage securities were classified as available for sale.

	At September 30,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Other investment securities:
Tax-free municipals	$13,431	$13,457	$14,898	$14,914	$11,555	$11,579
U.S. government sponsored entities	—	—	5,026	5,030	16,520	16,627
Total investment securities	13,431	13,457	19,924	19,944	28,075	28,206
Mortgage-backed and mortgage-related securities:
Fannie Mae	119,445	118,278	125,657	123,557	84,837	86,585
Freddie Mac	44,037	44,026	53,419	53,165	45,178	46,244
Ginnie Mae	1,595	1,698	1,728	1,846	4,568	4,945
Total mortgage-backed and mortgage-related securities	165,077	164,002	180,804	178,568	134,583	137,774
Collateralized mortgage obligations:
Fannie Mae	78	80	2,208	2,274	7,713	8,027
Freddie Mac	49	53	372	408	533	580
Ginnie Mae	—	—	—	—	500	503
Other (1)	11,251	11,151	14,598	13,924	17,667	14,289
Total collateralized mortgage obligations	11,378	11,284	17,178	16,606	26,413	23,399
Total mortgage-backed securities and collateralized mortgage obligations	176,455	175,286	197,982	195,174	160,996	161,173
Total	$189,886	$188,743	$217,906	$215,118	$189,071	$189,379
__________________________________

(1)	Includes private-label mortgage securities. See Note 4 - Securities Available for Sale in the Notes to Consolidated Financial Statements.
We analyze our non-agency collateralized mortgage securities for other-than-temporary impairment at least quarterly. We use a multi-step approach using Bloomberg analytics considering market price, ratings, ratings changes, and underlying mortgage performance including delinquencies, foreclosures, deal structure, underlying collateral losses, prepayments, loan-to-value ratios, credit scores, and loan structure and underwriting, among other factors. We apply the Bloomberg default model, and if the bond shows no losses we consider it not other-than-temporarily impaired. If a bond shows losses or a break in yield with the Bloomberg default model, we create a probable vector of loss severities and defaults and if it shows a loss we consider it other-than-temporarily impaired.
Cash flow analysis indicates that the yields on all of the private-label securities noted above are maintained. The unrealized losses may relate to general market liquidity and, in the securities with the larger unrealized losses, weakness in the underlying collateral, market concerns over foreclosure levels, and geographic concentration. We consider these unrealized losses to be temporary impairment losses primarily because cash flow analysis indicates that there are continued sufficient levels of credit enhancements and credit coverage levels of less senior tranches. As of September 30, 2014, the private-label securities were classified as available for sale and a cumulative $380,000 other-than-temporary impairment charge had been recorded in prior periods. Based on the analysis performed by management as of September 30, 2014, we deemed it probable that all contractual principal and interest payments other than the single security identified above as being other-than-temporarily impaired, will be collected and therefore there is no new other-than-temporary impairment. See Note 4 - Securities Available for Sale in our Financial Statements for further information.
Securities Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at September 30, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect scheduled amortization or the impact of prepayments or redemptions that may occur.

	One year or less		Years two through five		Years six through ten		More than ten years		Total securities
	Amortized Cost	Weighted Avg Yield	Amortized Cost	Weighted Avg Yield	Amortized Cost	Weighted Avg Yield	Amortized Cost	Weighted Avg Yield	Amortized Cost	Fair Value	Amortized Cost
	(dollars in thousands)
Other investment securities:
Tax-free municipals	$—	—%	$2,711	0.54%	$4,877	0.42%	$5,843	0.92%	$13,431	$13,457	0.66%
U.S. government sponsored entities	—	—	—	—	—	—	—	—	—	—	—
Total investment securities	—	—	2,711	0.54	4,877	0.42	5,843	0.92	13,431	13,457	0.66
Mortgage-backed securities:
Fannie Mae	—	—	27,166	1.48	37,568	1.40	54,711	2.14	119,445	118,278	1.76
Freddie Mac	—	—	—	—	9,101	1.74	34,936	2.26	44,037	44,026	2.15
Ginnie Mae	—	—	—	—	—	—	1,595	6.56	1,595	1,698	6.56
Total mortgage-backed securities	—	—	27,166	1.48	46,669	1.47	91,242	2.26	165,077	164,002	1.91
Collateralized mortgage obligations:
Fannie Mae	—	—	—	—	78	1.20	—	—	78	80	1.20
Freddie Mac	—	—	—	—	49	4.19	—	—	49	53	4.19
Other	—	—	525	4.79	—	—	10,726	3.50	11,251	11,151	3.56
Total collateralized mortgage obligations	—	—	525	4.79	127	2.36	10,726	3.50	11,378	11,284	3.55
Total	$—	—%	$30,402	1.46%	$51,673	1.37%	$107,811	2.31%	$189,886	$188,743	1.92%
Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us non-interest income that is non-taxable. The total cash surrender values of such policies at September 30, 2014 and 2013 were $47.2 million and $39.8 million, respectively.
Deposits. Total deposits decreased $34.1 million, or 4.54%, to $717.2 million at September 30, 2014 from $751.3 million at September 30, 2013. The decrease was caused primarily by a $39.5 million decline in retail certificates of deposit from acquired institutions, a $7.1 million decline in money market accounts and a $5.4 million decline in wholesale time deposits, partially offset by a $17.7 million increase in transaction accounts. We reduced the rates paid on the certificates of deposit to better match our interest-bearing liabilities with loans. At September 30, 2014, all of our deposits were retail deposits while $745.9 million of deposits were retail deposits and $5.4 million were brokered and other wholesale deposits at September 30, 2013. Funds on deposit from internet services and brokered deposits are considered as wholesale deposits.

		Deposit Balances
	Deposit & Bankcard Fees	Transaction Accounts	Savings	Money Market	Total Core Deposits	Retail Certificates of Deposit	Wholesale Certificates of Deposit	Total Deposits
		(in thousands)
September 30, 2014	$2,512	$314,201	$48,486	$123,561	$486,248	$230,944	$—	$717,192
June 30, 2014	2,370	312,962	48,752	124,678	486,392	243,217	—	729,609
March 31, 2014	2,235	314,788	48,775	128,022	491,585	250,479	—	742,064
December 31, 2013	2,256	295,848	47,531	131,010	474,389	258,265	5,000	737,654
September 30, 2013	2,011	296,453	48,324	130,649	475,426	270,475	5,396	751,297
June 30, 2013	1,915	302,471	49,681	129,078	481,230	280,372	8,179	769,781
March 31, 2013	1,878	293,143	49,890	131,523	474,556	292,650	13,215	780,421
December 31, 2012	1,950	284,509	48,685	130,151	463,345	312,026	30,747	806,118
September 30, 2012	1,950	275,998	51,192	129,103	456,293	323,105	20,864	800,262
__________________________________

(1)	March 31, 2013 core deposits were reduced by $138.6 million of deposits held by the Bank for stock orders from the second-step conversion which closed April 8, 2013.

The following table sets forth the distribution of total deposit accounts, by account type, for the periods indicated.

	For the Years Ended September 30,
	2014			2013			2012
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Deposit type:
Savings accounts	$48,367	6.6%	0.02%	$49,443	6.3%	0.05%	$53,897	6.5%	0.19%
Certificates of deposit	252,374	34.6	1.05	308,616	39.4	1.14	384,700	46.3	1.42
Money market	126,578	17.3	0.22	131,890	16.8	0.24	125,860	15.2	0.37
Demand and NOW	303,123	41.5	0.10	293,972	37.5	0.13	266,149	32.0	0.21
Total deposits	$730,442	100.0%	0.45%	$783,921	100.0%	0.54%	$830,606	100.0%	0.79%
The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At September 30,
	2014	2013	2012
	(in thousands)
Interest rate:
Less than 2.00%	$188,472	$219,967	$262,781
2.00% to 2.99%	18,168	24,187	45,598
3.00% to 3.99%	24,304	31,207	34,000
4.00% to 4.99%	—	510	1,466
5.00% to 5.99%	—	—	124
Total	$230,944	$275,871	$343,969
The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At September 30, 2014
	Period to Maturity
	Less than or equal to one year	More than one to two years	More than two to three years	More than three years	Total	Percent of total
	(dollars in thousands)
Interest rate range:
0.49% and below	$85,003	$7,018	$1,648	$1,171	$94,840	41.1%
0.50% to 0.99%	33,486	16,826	2,039	2,687	55,038	23.8
1.00% to 1.99%	1,570	7,507	10,852	18,665	38,594	16.7
2.00% to 2.99%	14,764	3,404	—	—	18,168	7.9
3.00% to 3.99%	24,304	—	—	—	24,304	10.5
Total	$159,127	$34,755	$14,539	$22,523	$230,944	100.0%
As of September 30, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was approximately $23.6 million. As of September 30, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $110.4 million. The following table sets forth the maturity of those certificates greater than or equal to $100,000 as of September 30, 2014.

	At September 30, 2014
	Retail (1)	Wholesale (2)
	(in thousands)
Three months or less	$19,500	$—
Over three months through six months	21,327	—
Over six months through one year	35,705	—
Over one year to three years	22,421	—
Over three years	11,468	—
Total	$110,421	$—
__________________________________

(1)	Retail certificates of deposit consist of deposits held directly by customers. The weighted average interest rate for all retail certificates of deposit at September 30, 2014, was 1.07%.

(2)	Wholesale certificates of deposit include brokered deposits and deposits from other financial institutions.
Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Atlanta. From time to time, our borrowings also have included securities sold under agreements to repurchase. At September 30, 2014, borrowings totaled $55.0 million, a decrease of $5.0 million from September 30, 2013. The decrease was due to the payoff of maturing, high rate Federal Home Loan Bank advances in March 2014.
At September 30, 2014, we had available Federal Home Loan Bank advances of up to $310.7 million under existing lines of credit of which $55.0 million was advanced and $255.7 million was available. Based upon available investment and loan collateral except cash, additional advances of $168.9 million were available at September 30, 2014. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Balance at end of year	$55,000	$60,000	$81,000
Average balance during year	$57,208	$74,211	$94,205
Maximum outstanding at any month end	$60,000	$80,000	$110,000
Weighted average interest rate at end of year	4.29%	4.24%	4.05%
Average interest rate during year	4.33%	4.20%	4.24%
At September 30, 2014, approximately $65.8 million of credit was available to us at the Federal Reserve Bank based on loan collateral pledged. The credit at the Federal Reserve Bank was not used other than periodic tests to ensure the line was functional.
Stockholders’ Equity. At September 30, 2014, total stockholders’ equity totaled $225.0 million (or $12.32 per share), a $48.8 million decrease from September 30, 2013. The decline was primarily due to $53.2 million of shares repurchased during the year ended September 30, 2014 as well as $4.2 million in dividends paid to stockholders. The decrease was partially offset by $6.0 million of net income and a decrease in unrealized losses on securities available for sale of $1.1 million during fiscal 2014.

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

	For the Years Ended September 30,
	2014			2013			2012
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$138,859	331	0.24%	$139,922	328	0.23%	$68,025	161	0.24%
FHLB common stock and other equity securities	3,671	135	3.67	4,802	123	2.56	8,074	115	1.42
Mortgage-backed securities and collateralized mortgage obligations available for sale	181,836	3,613	1.99	176,801	3,195	1.81	154,674	3,368	2.18
Other investment securities available for sale (1)	18,273	72	0.40	25,274	175	0.69	27,343	262	0.96
Loans receivable (1)(2)(3)(4)	587,486	28,410	4.84	577,077	29,892	5.18	641,284	35,207	5.49
Accretion and amortization of loss share loans receivable (5)		3,087	0.52		8,923	1.52		8,988	1.36
Total interest-earning assets	930,125	35,648	3.83	923,876	42,636	4.61	899,400	48,101	5.35
Total noninterest-earning assets	130,908			150,891			174,736
Total assets	$1,061,033			$1,074,767			$1,074,136
Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$175,265	$190	0.11%	$157,579	$203	0.13%	$144,386	$232	0.16%
Rewards checking	47,701	114	0.24	51,454	178	0.35	56,883	335	0.59
Savings accounts	48,367	10	0.02	49,443	23	0.05	53,897	104	0.19
Money market deposit accounts	126,578	281	0.22	131,890	313	0.24	125,860	469	0.37
Certificate of deposit accounts	252,374	2,660	1.05	308,616	3,526	1.14	384,700	5,454	1.42
Total interest-bearing deposits	650,285	3,255	0.50	698,982	4,243	0.61	765,726	6,594	0.86
Borrowed funds	57,211	2,475	4.33	74,211	3,118	4.20	94,213	3,995	4.24
Total interest-bearing liabilities	707,496	5,730	0.81	773,193	7,361	0.95	859,939	10,589	1.23
Noninterest-bearing deposits	80,157			84,939			64,880
Other noninterest-bearing liabilities	12,104			6,982			10,248
Total noninterest-bearing liabilities	92,261			91,921			75,128
Total liabilities	799,757			865,114			935,067
Total stockholders' equity	261,276			209,653			139,069
Total liabilities and stockholders' equity	$1,061,033			$1,074,767			$1,074,136
Net interest income		$29,918			$35,275			$37,512
Net interest earning assets (6)		$222,629			$150,683			$39,461
Net interest rate spread (7)			3.02%			3.66%			4.12%
Net interest margin (8)			3.22%			3.82%			4.17%
Net interest margin, excluding the effects of purchase accounting (9)			2.87%			2.82%			3.11%
Ratio of average interest-earning assets to average interest-bearing liabilities			131.47%			119.49%			104.59%

__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion and amortization of the indemnification asset.

(5)	Accretion of accretable purchase discount on loans acquired in FDIC-assisted acquisitions and amortization of the overstatement of FDIC indemnification asset.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)
Net interest margin, excluding the effects of purchase accounting represents net interest income excluding accretion and amortization of loss share loans receivable as a percentage of average net interest earning assets excluding loan accretable discounts in the amount of $4.9 million, $9.2 million and $17.9 million for the years ended September 30, 2014, 2013 and 2012, respectively.

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

	Year Ended September 30, 2014 Compared to the Year Ended September 30, 2013
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$(2)	$6	$(1)	$3
FHLB common stock and other equity securities	(29)	53	(12)	12
Mortgage-backed securities and collateralized mortgage obligations available for sale	91	318	9	418
Other investment securities available for sale	(48)	(75)	20	(103)
Loans receivable	700	(7,876)	(142)	(7,318)
Total interest-earning assets	712	(7,574)	(126)	(6,988)
Interest Expense:
NOW accounts	25	(96)	(6)	(77)
Savings accounts	(1)	(13)	1	(13)
Money market deposit accounts	(13)	(20)	1	(32)
Certificate of deposit accounts	(641)	(273)	48	(866)
Total interest-bearing deposits	(630)	(402)	44	(988)
Borrowed funds	(714)	92	(21)	(643)
Total interest-bearing liabilities	(1,344)	(310)	23	(1,631)
Net change in net interest income	$2,056	$(7,264)	$(149)	$(5,357)

	Year Ended September 30, 2013 Compared to the Year Ended September 30, 2012
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$170	$(1)	$(2)	$167
FHLB common stock and other equity securities	(47)	92	(37)	8
Mortgage-backed securities and collateralized mortgage obligations available for sale	482	(573)	(82)	(173)
Other investment securities available for sale	(20)	(72)	5	(87)
Loans receivable	(4,425)	(1,061)	106	(5,380)
Total interest-earning assets	(3,840)	(1,615)	(10)	(5,465)
Interest Expense:
NOW accounts	22	(200)	(8)	(186)
Savings accounts	(9)	(78)	6	(81)
Money market deposit accounts	22	(170)	(8)	(156)
Certificate of deposit accounts	(1,079)	(1,058)	209	(1,928)
Total interest-bearing deposits	(1,044)	(1,506)	199	(2,351)
Borrowed funds	(848)	(38)	9	(877)
Total interest-bearing liabilities	(1,892)	(1,544)	208	(3,228)
Net change in net interest income	$(1,948)	$(71)	$(218)	$(2,237)

Comparison of Operating Results for the Years Ended September 30, 2014 and 2013
General. Net income decreased $301,000, or 4.8%, to $6.0 million for the year ended September 30, 2014 from $6.3 million for the year ended September 30, 2013. The decrease in net income for fiscal 2014 resulted primarily from a decrease in discount accretion and amortization of the FDIC loss share receivable, partially offset by an increase to noninterest income and decreases to both interest expense and provision for loan losses. Net interest income after provision for loan losses decreased $3.2 million, or 9.3%, to $30.6 million for the year ended September 30, 2014 from $33.8 million for the year ended September 30, 2013, primarily attributable to a $5.8 million decrease in discount accretion and amortization of the FDIC loss share receivable as well as a compression of loan and investment yields which caused a decrease in interest rate spread and net interest margin in fiscal 2014 as compared to fiscal 2013. Our provision for loan losses decreased $2.2 million for the year ended September 30, 2014 as compared to the prior year due to an overall improvement in the non-covered loan portfolio as well as improved credit quality and the resolution of problem assets on our covered loan portfolio. For the year ended September 30, 2014, our net interest margin decreased to 3.22% from 3.82% for the year ended September 30, 2013 due to lower interest rates related to interest-earning assets. Net interest margin, excluding accretion and amortization of loss share receivable, was 2.87% for the year ended September 30, 2014, compared with 2.82% for the year ended September 30, 2013. Noninterest income increased $2.6 million, or 22.52%, to $14.3 million for the year ended September 30, 2014 from $11.7 million for the year ended September 30, 2013, due primarily to an increase in bankcard and deposit fees as well as a one-time true-up receipt from the completion and renegotiation of a processing contract. Noninterest expense decreased slightly to $36.2 million for the year ended September 30, 2014 compared to $36.3 million for the year ended September 30, 2013. Noninterest expense experienced decreases in the net cost of real estate owned and other expenses, nearly offset by increases in salaries and employee benefits and federal deposit insurance premiums and other regulatory fees.
Interest Income. Total interest income decreased $7.0 million, or 16.4%, to $35.6 million for the year ended September 30, 2014 from $42.6 million for the year ended September 30, 2013 due primarily to a decrease in interest income on loans. Interest on loans decreased $3.8 million, or 9.8%, to $35.0 million for the year ended September 30, 2014 as a result of a lower average yield on loans. The average yield on loans declined to 5.36% for the year ended September 30, 2014 compared to 6.73% for the year ended September 30, 2013. The lower average yield on loans for the year ended September 30, 2014 was primarily attributable to a decrease in purchase discount accretion and the improvement in estimated cash flows related to covered loans resulting in amortization of the indemnification asset of $3.5 million, as well as continued low interest rates and the repayment of higher yielding loans. Our loans acquired through FDIC acquisitions carry higher yields than our legacy loan portfolio due to accretion. As our accretion income continues to decline in future periods, our net interest margin will likely also decline. The average balance of loans receivable increased $10.4 million to $587.5 million for the year ended September 30, 2014 compared to $577.1 million for the year ended September 30, 2013. We were able to increase the average balance of loans not covered by loss share agreements more than the decrease in the average balance of loans covered by loss share agreements due to loan repayments and charge-offs. We had $3.1 million of net discount accretion and amortization included in interest income for the year ended September 30, 2014 compared to $8.9 million for the year ended September 30, 2013. At September 30, 2014, there was currently projected to be $2.9 million in amortization and $6.0 million of discount remaining to accrete into interest income over the remaining life of all acquired loans with the accretion heavily weighted towards early quarters based on current cash flow projections.
The table below shows discount accretion and amortization included in income over the past six years and the remaining discount to be recognized:

	Loan Accretion (Amortization) Income
	2009	2010	2011	2012	2013	2014	Remaining (1)
	(in thousands)
NCB	$1,698	$4,519	$2,272	$751	$844	$239	$68
MCB	—	3,242	5,742	3,740	3,086	3,110	3,060
FNB	—	—	252	4,497	4,993	3,245	2,858
Total	1,698	7,761	8,266	8,988	8,923	6,594	5,986
Amortization (2)	—	—	—	—	—	(3,507)	(2,940)
Net	$1,698	$7,761	$8,266	$8,988	$8,923	$3,087	$3,046
__________________________________

(1)
Based on revised estimated cash flows related to covered loans, as of September 30, 2014, it was determined that approximately $2.9 million of the FDIC indemnification asset will be amortized into interest income over the remaining life of the acquired loan pools or the agreements with the FDIC, whichever is shorter. $3.5 million was amortized as an offset to loan interest income in the year ended September 30, 2014.

(2)	Amortization of the FDIC indemnification asset due to improved estimated cash flows related to covered loans.

Interest on mortgage-backed securities and collateralized mortgage obligations increased $418,000 to $3.6 million for the year ended September 30, 2014 from $3.2 million for the year ended September 30, 2013, reflecting an 18 basis point increase in average yield to 1.99% and a $5.0 million increase in the average balance of such securities to $181.8 million.
Interest income on Federal Home Loan Bank of Atlanta common stock increased slightly to $135,000 for the year ended September 30, 2014 from $123,000 for the year ended September 30, 2013 as the FHLB dividend rate increased.
Interest on other investment securities, which consisted of agency and municipal securities decreased $103,000 to $72,000 for the year ended September 30, 2014 from $175,000 for the year ended September 30, 2013 as investment securities average balances declined by $7.0 million to $18.3 million for the year ended September 30, 2014, and the average yield of such securities decreased 29 basis points to 0.40%, for the year ended September 30, 2014, as interest rates remained low.
Interest on interest earning deposits increased slightly to $331,000 for the year ended September 30, 2014 from $328,000 for the year ended September 30, 2013 as the average yield went up one basis point.
Interest Expense. Total interest expense decreased $1.6 million, or 22.2%, to $5.7 million for the year ended September 30, 2014 compared to $7.4 million for the year ended September 30, 2013. Interest expense decreased due to a 14 basis point, or 14.7%, decrease in the average cost of interest-bearing liabilities to 0.81% for the year ended September 30, 2014 from 0.95% for the year ended September 30, 2013, reflecting continued low market interest rates. The average balance of interest-bearing liabilities decreased by $65.7 million, or 8.5%, to $707.5 million for the year ended September 30, 2014 compared to $773.2 million for the year ended September 30, 2013 as FHLB advances matured and were repaid and higher costing certificates of deposit acquired in FDIC acquisitions were reduced.
Interest expense on deposits decreased $1.0 million, or 23.3%, to $3.3 million for the year ended September 30, 2014 compared to $4.3 million for the year ended September 30, 2013. The decrease was due to an 11 basis point decrease in the average cost of deposits to 0.50% for fiscal year 2014, compared to 0.61% for the year ended September 30, 2013. The decrease in the average cost of deposits was largely due to lower market interest rates, an increase in the mix of lower costing demand deposits relative to higher costing certificates of deposit and the repricing downward of higher costing certificates of deposit. The average cost of NOW accounts decreased from 0.13% for the year ended September 30, 2013 to 0.11%, for the year ended September 30, 2014 as the average balance of such deposits increased $17.7 million, or 11.2%, for the year ended September 30, 2014 compared with the year ended September 30, 2013. The average cost on rewards checking decreased 11 basis points to 0.24% for the year ended September 30, 2014 compared to 0.35% for the year ended September 30, 2013. Rewards checking is a premium rate demand account based on average balance, electronic transaction activity, and other criteria. The average cost of savings accounts decreased three basis points to 0.02% for the year ended September 30, 2014 compared to 0.05% for the year ended September 30, 2013. The average cost of money market accounts decreased two basis points to 0.22% for the year ended September 30, 2014 compared to 0.24% for the year ended September 30, 2013. Interest expense on certificates of deposit decreased $866,000 to $2.7 million for the year ended September 30, 2014, from $3.5 million for the year ended September 30, 2013, reflecting the $56.2 million, or 18.2%, decrease in the average balance of such deposits and a nine basis point decrease in average certificate of deposit cost.
Interest expense on Federal Home Loan Bank advances decreased $644,000 to $2.5 million for the year ended September 30, 2014 compared to $3.1 million for fiscal 2013, due to a decrease of $17.0 million, or 22.9%, in the average balance of advances. There was, however, a 13 basis point increase in the average cost of advances for fiscal 2014 compared to fiscal 2013 due to lower costing advances maturing in March 2014 and September 2013, leaving us with higher rate advances at September 30, 2014.
Net Interest Income. Net interest income decreased $5.4 million, or 15.2%, to $29.9 million for the year ended September 30, 2014, compared to $35.3 million for the year ended September 30, 2013. The decrease was primarily due to a decrease in interest income of $7.0 million, partially offset by a decrease in interest expense of $1.6 million. Interest income decreased primarily due to lower average yields on loans and the impact of accretion income and FDIC loss share receivable amortization on acquired covered loans but was partially offset by increases in the average balances of loans receivable and mortgage-backed securities and collateralized mortgage obligations available for sale for the year ended September 30, 2014. The average yield on interest-earning assets decreased 78 basis points during the year ended September 30, 2014 as compared to the prior year.
Our net interest margin decreased 60 basis points to 3.22% for fiscal 2014 from 3.82% for fiscal 2013, while our net interest rate spread decreased 64 basis points to 3.02% for fiscal 2014 from 3.66% for fiscal 2013. Lower average yields on loans, due primarily to reduced accretion on acquired loans, was primarily responsible for the reduced net interest margin but was partially offset by lower average balances of certificates of deposit and FHLB advances and lower rates paid on the certificates of deposit. Net interest margin excluding the effects of purchase accounting was 2.87% for fiscal 2014 compared to 2.82% for fiscal 2013.

The decrease in interest expense was primarily due to decreases of $56.2 million and $17.0 million in the average balances of certificates of deposits and FHLB advances, respectively, combined with an 11 basis point decline in the average cost of total interest bearing deposits to 0.50% for the year ended September 30, 2014 from 0.61% for the year ended September 30, 2013.
Provision for Non-Covered Loan Losses. The provision for loan losses for the year ended September 30, 2014 was $300,000 for non-covered loans, compared to $1.4 million for non-covered loans for year ended September 30, 2013. The Company did not make a provision in the final three quarters of fiscal 2014 due to the trend of declining levels of net charge-offs, along with an overall improvement in the asset quality of the non-covered loan portfolio. Net charge-offs on non-covered loans decreased to $416,000 for the year ended September 30, 2014, from $1.4 million for the year ended September 30, 2013. The allowance for loan losses for non-covered loans was $8.5 million, or 1.55% of total non-covered loans receivable at September 30, 2014 compared to $8.2 million, or 1.70% of total non-covered loans receivable, at September 30, 2013. Our non-covered nonperforming loans increased to $4.2 million at September 30, 2014 from $2.9 million at September 30, 2013. As a result, our allowance as a percent of nonperforming non-covered loans decreased to 199.6% at September 30, 2014 compared to 280.3% at September 30, 2013.
Provision for Covered Loan Losses. For the year ended September 30, 2014, the reversal of provision for covered loan losses was $1.0 million compared to a provision expense of $89,000 for the year ended September 30, 2013. The reversal of provision for covered loans for the year ended September 30, 2014 was primarily due to the release of allowance reserves due to improved credit quality and resolution of problem assets. If future losses occur due to declines in the market during the periods covered by loss share agreements, the losses on loans acquired from both NCB and MCB will be reimbursed at 95% and FNB at 80% based on the terms of the FDIC loss sharing agreements. At September 30, 2014 covered loans totaled $69.6 million and is net of $13.3 million in related nonaccretable and accretable discounts and allowances, compared with $109.0 million, net of $19.6 million in related nonaccretable and accretable discounts and allowances, at September 30, 2013.
Noninterest Income. Noninterest income increased $2.6 million, or 22.5%, to $14.3 million for the year ended September 30, 2014 from $11.7 million for the year ended September 30, 2013. The increase was primarily attributable to an increase of $1.1 million in bankcard fees and a one-time true-up receipt from the completion and renegotiation of a processing contract of approximately $1.1 million in the year ended September 30, 2014. As the use of bankcards increase due to the continued transition from paper to electronic transactions, we have experienced significant growth in third-party processing fees associated with this increased usage.
The increase in noninterest income was partially offset by decreases in gains on the sale of loans and servicing released fees and FDIC receivable accretion during the year ended September 30, 2014. Gains on the sale of loans and servicing released fees decreased $231,000 as a result of lower mortgage loan production due to lower loan refinances in this fiscal year. Discount accretion on FDIC-assisted transactions declined $208,000 for the year ended September 30, 2014 compared to the prior year, due to a decline in covered loans during the year as well as impairments of $522,000 recorded on the FDIC indemnification asset during the year ended September 30, 2014 due to an assessment of the collectability of previous loss estimates which established the covered portion of the allowance for loan losses. Additionally, a $248,000 write down of fixed assets associated with a branch that was closed in the fourth quarter of fiscal 2014 was recorded in the year ended September 30, 2014.

	For the Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)
Service charges on deposit accounts	$1,552	$1,464	$1,372	$1,428	$1,364	$1,277	$1,286	$1,389
Bankcard fees	960	906	863	828	647	638	592	561
Gain on the sale of loans	366	298	266	172	192	407	385	350
Brokerage commissions	138	124	184	145	120	153	175	141
Bank owned life insurance	327	278	339	308	300	211	228	255
Gain on sale of investments, net	—	201	—	—	30	—	—	220
FDIC receivable accretion (net impairment)	(236)	68	83	(90)	(186)	(115)	186	148
Other income	601	(103)	110	1,325	335	91	125	147
Total noninterest income	$3,708	$3,236	$3,217	$4,116	$2,802	$2,662	$2,977	$3,211
Noninterest Expense. Total noninterest expense decreased slightly to $36.2 million for the year ended September 30, 2014 compared with $36.3 million for the year ended September 30, 2013. The decrease was due in part to a decrease in the net cost of real estate owned of $583,000 due to a $1.2 million decrease in provisions recorded for valuation allowances in the year ended

September 30, 2014, as compared to the year ended September 30, 2013, and a decrease in other noninterest expense of $798,000 largely related to a write-down of an asset available for sale recorded in fiscal 2013.
These decreases were nearly offset by increases in salaries and employee benefits of $1.3 million due to stock awards being granted during the year ended September 30, 2014, and federal insurance premiums and other regulatory fees of $302,000.

	For the Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)
Salaries and employee benefits	$5,241	$4,969	$4,852	$4,701	$4,956	$4,460	$4,367	$4,676
Occupancy	1,847	1,863	1,874	1,892	1,979	1,845	1,718	1,761
Legal and professional	372	369	387	554	647	459	493	323
Marketing	470	340	337	300	367	336	323	268
Furniture and equipment	177	226	158	166	213	203	210	202
Postage, office supplies, and printing	219	240	181	226	275	283	277	247
Core deposit intangible amortization expense	80	94	100	106	112	116	121	128
Federal insurance premiums and other regulatory fees	190	199	251	251	233	254	(142)	245
Net cost (benefit) of operations of other real estate owned	60	88	(2)	289	40	(22)	1,192	(192)
Other	738	647	442	715	647	830	1,198	667
Total noninterest expense	$9,394	$9,035	$8,580	$9,200	$9,469	$8,764	$9,757	$8,325
Income Taxes. Income taxes decreased to $2.7 million for year ended September 30, 2014 from $2.9 million for the year ended September 30, 2013 due to a decrease in our income before provision for income taxes of $428,000. Our effective tax rate was 31.53% in the year ended September 30, 2014 and 31.44% in the year ended September 30, 2013.

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
Management has taken several steps to resolve the nonperforming and classified assets acquired in the NCB, MCB, and FNB transactions, including the following:

•	Established a special assets department with experienced leadership that continues to actively manage the nonperforming and classified assets acquired in the FDIC-assisted transactions.

•	Senior management reviews and updates resolution strategy quarterly, updates appraisals periodically, has appraisal reviews and validates expected cash flow through any other sources available.

•
Through September 30, 2014, we had received $226.8 million from the FDIC for reimbursements associated with the FDIC loss-sharing agreements. We have a remaining indemnification asset of $10.5 million as of September 30, 2014 of which $2.9 million is related to the MCB acquisition for which the loss share reimbursement period ends in March 2015.

As of September 30, 2014 our nonperforming assets not covered by loss sharing totaled $6.0 million, or 0.65% of total assets not covered by loss sharing. Real estate owned covered by loss sharing totaled $5.6 million. Loans covered by loss sharing were performing as anticipated due to the discount accretion and therefore are considered performing, however, $7.5 million of these covered loans are contractually delinquent.
We are also continuing to review the MCB and FNB loan portfolios, along with the NCB single-family loan portfolio, with the objective of aggressively classifying all loans appropriately so that resolution plans can be established and delinquent assets can be returned to performing status.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-covered non-performing assets at the dates indicated.

	At September 30,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Nonaccrual loans: (1)
1-4 family residential real estate	$982	$1,508	$2,038	$5,793	$5,946
Commercial real estate	2,370	1,121	772	5,340	5,253
Commercial	156	161	192	438	246
Real estate construction	—	—	—	26	—
Consumer and other loans	—	84	42	97	209
Total nonaccrual loans	3,508	2,874	3,044	11,694	11,654
Loans delinquent 90 days or greater and still accruing: (2)
1-4 family residential real estate	517	47	402	—	—
Commercial real estate	215	—	—	—	—
Commercial	—	—	—	—	140
Real estate construction	—	—	—	—	—
Consumer and other loans	4	—	—	—	—
Total loans delinquent 90 days or greater and still accruing	736	47	402	—	140
Total nonperforming loans	$4,244	$2,921	$3,446	$11,694	$11,794
Other real estate owned: (3)
1-4 family residential real estate	586	1,175	735	581	1,855
Commercial real estate	862	440	1,233	3,170	7,786
Commercial	310	—	—	—	—
Real estate construction	—	—	139	342	—
Consumer and other loans	—	—	—	—	—
Total real estate owned	1,758	1,615	2,107	4,093	9,641
Total nonperforming assets	$6,002	$4,536	$5,553	$15,787	$21,435

Ratios:
Nonperforming loans as a percentage of total non-covered loans	0.77%	0.61%	0.79%	2.72%	2.55%
Nonperforming assets as a percentage of total non-covered assets	0.65%	0.49%	0.69%	1.99%	2.33%
__________________________________

(1)
Included in nonaccrual loans are $1.7 million, $0.4 million, $0.5 million, $1.4 million and $1.9 million of non-accruing troubled debt restructured loans at September 30, 2014, 2013, 2012, 2011 and 2010, respectively.

(2)
Acquired NCB FAS ASC 310-30 loans that are no longer covered under the non-single family loss sharing agreement with the FDIC in the amount of $1.0 million are not included in this table as of September 30, 2014. Due to the recognition of accretion income related to these loans, FAS ASC 310-30 loans that are greater than 90 days delinquent or designated nonaccrual status are regarded as accruing loans.

(3)	Other real estate owned in the amount of $363,400 that is no longer covered under the non-single family loss sharing agreement with the FDIC that expired in fiscal 2014 is now included in this table.
Non-performing assets not covered by loss share increased $1.5 million during the year ended September 30, 2014 due to an increase of $634,000 in non-covered nonaccrual loans, an increase of $689,000 in non-covered loans that are 90 days or greater delinquent and still accruing, and an increase of $143,000 in non-covered real estate owned. These increases were primarily attributable to acquired loans that are no longer covered due to the expiration of the NCB commercial loss sharing agreement with the FDIC. We have 31 non-covered loans that remain non-performing at September 30, 2014, and the largest non-performing non-covered loan had a balance of $1.5 million at September 30, 2014 and was secured by commercial real estate.

For the years ended September 30, 2014 and 2013, interest income recognized on non-accruing non-covered loans was approximately $405,000 and $664,000, respectively. Additional gross interest income that would have been recorded had our non-accruing non-covered loans been current in accordance with their original terms was approximately $260,000 and $223,000, respectively, for the years ended September 30, 2014 and 2013.
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
Loans on nonaccrual status at the date of modification are initially classified as nonaccrual troubled debt restructurings. At September 30, 2014, we had $1.7 million in nonaccrual troubled debt restructurings. Loans on accruing status at the date of concession are initially classified as accruing troubled debt restructurings if the loan is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Troubled debt restructurings are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). At September 30, 2014, we had $6.2 million in accruing troubled debt restructurings. As of September 30, 2014, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure. The tables below show the number and amount of non-covered non-accruing troubled debt restructurings at September 30, 2014, 2013 and 2012.

	Non-Accruing Troubled Debt Restructurings at September 30,
	2014		2013		2012
	Number	Amount	Number	Amount	Number	Amount
	(dollars in thousands)
1-4 family residential real estate	—	$—	—	$—	—	$—
Commercial real estate	2	1,673	3	439	3	502
Commercial	—	—	—	—	—	—
Real estate construction	—	—	—	—	1	19
Consumer and other loans	—	—	—	—	—	—
Total non-accruing troubled debt restructurings	2	$1,673	3	$439	4	$521

Delinquent Loans, Excluding Nonaccrual Loans. The following tables set forth certain information with respect to our loan portfolio delinquencies as to contractual payments, excluding nonaccrual loans (refer to preceding page for disclosure of nonaccrual loans), at the dates indicated.

	Loans Delinquent and Still Accruing For				Total
	30-89 Days		90 Days and Over (1)
	Number	Amount	Number	Amount	Number	Amount
At September 30, 2014	(dollars in thousands)
Non-covered loans:
1-4 family residential real estate	26	$1,764	6	$517	32	$2,281
Commercial real estate	4	254	3	1,218	7	1,472
Commercial	2	33	—	—	2	33
Real estate construction	—	—	—	—	—	—
Consumer and other loans	6	31	1	4	7	35
Total non-covered loans	38	$2,082	10	$1,739	48	$3,821
Covered loans:
1-4 family residential real estate	4	$293	1	$111	5	$404
Commercial real estate	5	561	—	—	5	561
Commercial	1	300	—	—	1	300
Real estate construction	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—
Total covered loans	10	$1,154	1	$111	11	$1,265
Total loans	48	$3,236	11	$1,850	59	$5,086
__________________________________

(1)
Previously covered loans in the amount of $1.0 million are now reflected in the Greater than 90 Days Accruing column in the non-covered loans. These loans which are accounted for under ASC 310-30 are reported as accruing loans because of accretable discounts established at the time of acquisition.

	Loans Delinquent and Still Accruing For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
At September 30, 2013	(dollars in thousands)
Non-covered loans:
1-4 family residential real estate	13	$836	2	$47	15	$883
Commercial real estate	5	505	—	—	5	505
Commercial	4	113	—	—	4	113
Real estate construction	1	37	—	—	1	37
Consumer and other loans	9	114	—	—	9	114
Total non-covered loans	32	$1,605	2	$47	34	$1,652
Covered loans:
1-4 family residential real estate	3	$184	—	$—	3	$184
Commercial real estate	14	1,805	1	135	15	1,940
Commercial	3	314	—	—	3	314
Real estate construction	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—
Total covered loans	20	$2,303	1	$135	21	$2,438
Total loans	52	$3,908	3	$182	55	$4,090

	Loans Delinquent and Still Accruing For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
At September 30, 2012	(dollars in thousands)
Non-covered loans:
1-4 family residential real estate	24	$1,252	2	$402	26	$1,654
Commercial real estate	4	1,276	—	—	4	1,276
Commercial	5	126	—	—	5	126
Real estate construction	—	—	—	—	—	—
Consumer and other loans	11	124	—		11	124
Total non-covered loans	44	$2,778	2	$402	46	$3,180
Covered loans:
1-4 family residential real estate	8	$506	—	$—	8	$506
Commercial real estate	9	2,114	—	—	9	2,114
Commercial	8	708	—	—	8	708
Real estate construction	—	—	—	—	—	—
Consumer and other loans	2	11	—	—	2	11
Total covered loans	27	$3,339	—	$—	27	$3,339
Total loans	71	$6,117	2	$402	73	$6,519
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

Nonperforming Non-covered Loans
At September 30,	Balance
(in thousands)
2014	$4,244
2013	2,921
2012	3,446
2011	11,694
2010	11,794
We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. We regularly monitor the value of underlying collateral on classified and nonperforming loans. This monitoring involves physical site inspection, consultation with real estate professionals, our knowledge of our markets, and assessing appraisal trends.
Potential problem loans are non-covered loans as to which management has serious doubts about the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention or substandard. Potential problem loans aggregated $29.7 million and $35.4 million at September 30, 2014 and 2013, respectively, with $3.4 million and $6.0 million classified special mention and $26.3 million and $29.4 million classified substandard at September 30, 2014 and 2013, respectively.
The following table sets forth the aggregate amount of our classified assets at the dates indicated. Classified assets as of September 30, 2014, 2013 and 2012 have been divided into those assets that were acquired in connection with the NCB, MCB and FNB transactions and are still covered under loss sharing agreements with the FDIC, and those assets that are not still covered by the loss sharing agreements.

	At September 30,
	2014		2013		2012
	Non-covered	Covered (2)	Non-covered	Covered (2)	Non-covered	Covered (2)
	(in thousands)
Substandard assets:
Loans	$26,260	$3,972	$29,435	$5,378	$31,790	$9,916
Other real estate owned	1,758	980	1,615	1,895	2,107	1,909
Repossessed assets	51	—	—	8	—	5
Securities (1)	—	—	6,605	—	5,574	—
Doubtful loans	—	—	1	113	—	326
Loss assets	—	—	—	—	—	—
Total classified assets	$28,069	$4,952	$37,656	$7,394	$39,471	$12,156
__________________________________

(1)	Substandard securities represent certain non-investment grade investments.

(2)
Covered assets represent only the portion of the asset that is not covered by FDIC loss sharing agreements. The remaining portion of the covered assets is not shown because they are covered by FDIC loss sharing agreements, and therefore cannot be considered classified assets.

Our largest substandard loan relationship at September 30, 2014 was an $8.1 million loan relationship. As of September 30, 2014, all loans in the relationship are current and interest and taxes due have been paid. The loan relationship is collateralized by income producing properties in Alabama. We believe we are adequately collateralized, even at lower current real estate values.
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
We incorporate certain refinements and improvements to the allowance for loan losses methodology from time to time. During the year ended September 30, 2014, we made certain refinements in our allowance methodology. We increased the look back period of historical losses from 24 months to 84 months as net charge-offs were not reflective of a full credit cycle for the two year period ended September 30, 2014 as compared with the seven year period ended September 30, 2014. In addition, some qualitative factors were removed and the loss allocation for qualitative risk factors was decreased. The change in the historical look back period more closely aligns the quantitative aspect of the allowance methodology with the risks inherent in a full credit cycle. The adjustments in our methodology were not material to the overall allowance or provision for the year ended September 30, 2014.

As of September 30, 2014 and 2013, allowances of approximately $100,000 and $3.5 million, respectively, had been established for loan losses on covered loans acquired in the NCB transaction. In addition $900,000 and $400,000 in allowances had been established for expected losses incurred on FNB loans as of September 30, 2014 and 2013, respectively. The nonaccretable discounts for covered loans amounted to $6.3 million and $10.8 million at September 30, 2014 and 2013, respectively.
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
The following table sets forth activity in our allowance for loan losses for the years indicated. Loans covered by the loss sharing agreement with the FDIC are excluded from the table.

	At or For the Years Ended September 30,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Balance at beginning of period	$8,189	$8,190	$9,370	$9,797	$9,332
Charge-offs:
1-4 family residential real estate	(324)	(224)	(1,181)	(600)	(486)
Commercial real estate	(365)	(1,122)	(2,825)	(957)	(3,084)
Commercial	(39)	(165)	(408)	(517)	(524)
Real estate construction	—	—	(29)	(22)	(1,281)
Consumer and other loans	(13)	(90)	(88)	(152)	(32)
Total charge-offs (1)	(741)	(1,601)	(4,531)	(2,248)	(5,407)
Recoveries:
1-4 family residential real estate	155	59	4	63	40
Commercial real estate	101	93	—	—	—
Commercial	67	39	42	37	—
Real estate construction	—	7	—	—	—
Consumer and other loans	2	2	5	21	32
Total recoveries	325	200	51	121	72
Net charge-offs	(416)	(1,401)	(4,480)	(2,127)	(5,335)
Transfer of allowance on previously covered loans	400	—	—	—	—
Provision for loan losses	300	1,400	3,300	1,700	5,800
Balance at end of year	$8,473	$8,189	$8,190	$9,370	$9,797

Ratios:
Net charge-offs as a percentage of average non-covered loans receivable	0.08%	0.32%	0.86%	0.48%	0.90%
Allowance for loan losses as a percentage of non-covered non-performing loans	199.64%	280.32%	237.69%	80.13%	84.06%
Allowance for loan losses as a percentage of total non-covered loans receivable (2)	1.55%	1.70%	1.87%	2.19%	2.12%
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

(2)	Does not include loans held for sale or deferred fees.

The following table sets forth activity in our covered allowance for loan losses for the years indicated.

	At or For the Years Ended September 30,
	2014	2013	2012	2011	2010
	(in thousands)
Balance at beginning of year	$3,924	$10,341	$6,893	$15,554	$23,832
Charge-offs:
1-4 family residential real estate	(59)	(55)	(113)	(307)	—
Commercial real estate	(399)	(4,022)	(4,643)	(11,457)	(10,787)
Commercial	(27)	(3,076)	(1,633)	(2,874)	—
Real estate construction	—	—	(2)	(338)	—
Consumer and other loans	(39)	(244)	(309)	(1,128)	—
Total charge-offs	(524)	(7,397)	(6,700)	(16,104)	(10,787)
Recoveries:
1-4 family residential real estate	5	—	—	—	—
Commercial real estate	306	40	171	43	406
Commercial	244	107	571	1,400	—
Real estate construction	—	—	—	—	—
Consumer and other loans	6	1	2	—	—
Total recoveries	561	148	744	1,443	406
Net (charge-offs) recoveries	37	(7,249)	(5,956)	(14,661)	(10,381)
Transfer of allowance on previously covered loans	(400)	—	—	—	—
Provision for loan losses	(2,563)	832	9,404	6,000	2,103
Balance at end of year	$998	$3,924	$10,341	$6,893	$15,554
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

	At September 30,
	2014		2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
1-4 family residential real estate	$812	28.0%	$862	25.9%	$880	24.1%
Commercial real estate	5,970	55.0	5,446	56.2	5,480	57.6
Commercial	401	4.5	456	5.0	711	3.8
Real estate construction	493	11.6	387	9.3	287	10.4
Consumer and other loans	14	0.9	125	3.6	80	4.1
Total allocated allowance	7,690	100.0%	7,276	100.0%	7,438	100.0%
Unallocated	783		913		752
Total	$8,473		$8,189		$8,190

	At September 30,
	2011		2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
1-4 family residential real estate	$633	23.0%	$1,023	23.0%
Commercial real estate	5,972	58.5	6,103	58.0
Commercial	822	4.1	624	4.2
Real estate construction	1,066	9.7	1,236	9.9
Consumer and other loans	48	4.7	79	4.9
Total allocated allowance	8,541	100.0%	9,065	100.0%
Unallocated	829		732
Total	$9,370		$9,797
Liquidity and Capital Resources
Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At September 30, 2014 and 2013, we had access to immediately available funds of approximately $334.1 million and $397.1 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $99.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $188.7 million at September 30, 2014. At September 30, 2014, we had $55.0 million in advances from the FHLB outstanding. However, based on available collateral other than cash, $168.9 million in additional advances would be available as of September 30, 2014.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
At September 30, 2014, we had $1.8 million of new loan commitments outstanding, and $115.3 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $24.9 million of unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2014 totaled $159.1 million, or 22.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2015. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are the origination of loans and the purchase of securities. During the year ended September 30, 2014, we originated $365.5 million of loans and purchased $23.9 million of securities.
Financing activities consist primarily of additions to deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $34.1 million for the year ended September 30, 2014. This decrease represented reductions in our time deposits, partially offset by an increase in transaction accounts. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provides an additional source of funds. Federal Home Loan Bank of Atlanta advances decreased by $5.0 million to $55.0 million during the year ended September 30, 2014. Federal Home Loan Bank advances have been used primarily to fund loan demand and to purchase securities. Our current asset/liability management strategy has been to pay off Federal Home Loan Bank of Atlanta advances as cash is available and the advances mature.
Cash receipts arising from payments on covered loans and loss-sharing collections from the FDIC are providing and are expected to continue to provide positive net cash flows in periods following the wholesale funding outflows.
CharterBank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, CharterBank exceeded all regulatory capital requirements. CharterBank is considered “well-capitalized” under regulatory guidelines. See Part I, Item 1 Business “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 16 - Regulatory Matters in the Notes to our Consolidated Financial Statements.
The table of regulatory compliance with capital requirements for CharterBank is presented below.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2014
Total risk-based capital (to risk-weighted assets)	$186,154	27.9%	$53,368	8.0%	$66,710	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	177,801	26.7	26,684	4.0	40,026	6.0
Tier 1 leverage (to average assets)	177,801	17.7	40,255	4.0	50,318	5.0
September 30, 2013
Total risk-based capital (to risk-weighted assets)	$209,930	33.8%	$49,648	8.0%	$62,060	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	202,119	32.6	24,824	4.0	37,236	6.0
Tier 1 leverage (to average assets)	202,119	18.6	43,572	4.0	54,465	5.0
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
Contractual Obligations. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2014. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments. Fixed rates on loans ranged from 3.88% to 4.27% as of September 30, 2014.

	Payments Due by Period
	One year or less	Years two and three	Years four and five	More than five years	Total
	(in thousands)
Contractual obligations:
Loan commitments to originate mortgage loans	$1,755	$—	$—	$—	$1,755
Loan commitments to fund construction loans in process	60,152	—	—	—	60,152
Available unadvanced lines of credit on commercial loans	15,273	—	—	—	15,273
Loan commitments to fund commercial real estate loans in process	55,176	—	—	—	55,176
Available home equity and unadvanced lines of credit	9,585	—	—	—	9,585
Letters of credit	1,228	—	—	—	1,228
Lease agreements	692	858	145	—	1,695
Certificates of deposit	159,127	49,294	22,523	—	230,944
FHLB advances	5,000	25,000	25,000	—	55,000
Total	$307,988	$75,152	$47,668	$—	$430,808
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
Extension risk, or lower prepayments causing loans to have longer average lives, is our primary exposure to higher interest rates. Faster prepayment of loans and investing the funds from prepayments in mortgage loans and securities at lower interest rates which results in a lower net interest income and is our primary exposure to declining market interest rates.
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
The table below sets forth, as of September 30, 2014, our calculation of the estimated changes in CharterBank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present Value of Assets (3)(4)
	(dollars in thousands)
300	$213,259	$(3,643)	(1.7)%	21.1%	(0.4)%
200	$215,027	$(1,875)	(0.9)%	21.3%	(0.2)%
100	$216,289	$(614)	(0.3)%	21.4%	(0.1)%
—	$216,902	$—	—%	21.5%	—%
(100)	$212,280	$(4,622)	(2.1)%	21.0%	(0.5)%
__________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the difference between the present value of an institution’s assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at September 30, 2014, in the event of a 200 basis point increase in interest rates, we would experience a 0.9% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 2.1% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of September 30, 2014, we were in compliance with our Board approved policy limits.
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
We have audited Charter Financial Corporation’s internal control over financial reporting as of September 30, 2014 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Charter Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Charter Financial Corporation and subsidiary as of September 30, 2014 and 2013, and for each of the years in the three-year period ended September 30, 2014, and our report dated December 12, 2014, expressed an unqualified opinion on those consolidated financial statements.
/s/ Dixon Hughes Goodman LLP
Atlanta, GA
December 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Charter Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Charter Financial Corporation and subsidiary as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Financial Corporation and subsidiary as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal controls over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 12, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Dixon Hughes Goodman LLP
Atlanta, GA
December 12, 2014

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014	September 30, 2013

Assets
Cash and amounts due from depository institutions	$10,996,959	$10,069,875
Interest-earning deposits in other financial institutions	88,465,994	151,382,606
Cash and cash equivalents	99,462,953	161,452,481
Loans held for sale, fair value of $2,090,469 and $1,883,244	2,054,722	1,857,393
Securities available for sale	188,743,273	215,118,407
Federal Home Loan Bank stock	3,442,900	3,940,300
Loans receivable:
Not covered under FDIC loss sharing agreements	546,570,720	480,152,265
Covered under FDIC loss sharing agreements	70,631,743	112,915,868
Allowance for loan losses (covered loans)	(997,524)	(3,924,278)
Unamortized loan origination fees, net (non-covered loans)	(1,364,853)	(1,100,666)
Allowance for loan losses (non-covered loans)	(8,473,373)	(8,188,896)
Loans receivable, net	606,366,713	579,854,293
Other real estate owned:
Not covered under FDIC loss sharing agreements	1,757,864	1,615,036
Covered under FDIC loss sharing agreements	5,557,927	14,068,846
Accrued interest and dividends receivable	2,459,347	2,728,902
Premises and equipment, net	20,571,541	21,750,756
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	423,676	803,886
Cash surrender value of life insurance	47,178,128	39,825,881
FDIC receivable for loss sharing agreements	10,531,809	29,941,862
Deferred income taxes	8,231,002	11,350,745
Other assets	9,254,001	771,779
Total assets	$1,010,361,138	$1,089,405,849

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$717,192,200	$751,296,668
FHLB advances	55,000,000	60,000,000
Advance payments by borrowers for taxes and insurance	1,312,283	1,054,251
Other liabilities	11,901,786	3,277,094
Total liabilities	785,406,269	815,628,013
Stockholders’ equity:
Common stock, $0.01 par value; 18,261,388 shares issued and outstanding at September 30, 2014 and 22,752,214 shares issued and outstanding at September 30, 2013	182,614	227,522
Preferred stock, $0.01 par value; 50,000,000 shares authorized at September 30, 2014 and September 30, 2013	—	—
Additional paid-in capital	119,586,164	171,729,570
Unearned compensation – ESOP	(5,984,317)	(6,480,949)
Retained earnings	111,924,543	110,141,286
Accumulated other comprehensive loss	(754,135)	(1,839,593)
Total stockholders’ equity	224,954,869	273,777,836

Total liabilities and stockholders’ equity	$1,010,361,138	$1,089,405,849

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2014	2013	2012
Interest income:
Loans receivable	$35,003,936	$38,815,683	$44,194,909
Mortgage-backed securities and collateralized mortgage obligations	3,612,636	3,194,733	3,368,183
Federal Home Loan Bank stock	134,795	122,893	114,580
Other investment securities available for sale	72,336	175,150	261,600
Interest-earning deposits in other financial institutions	331,045	328,010	161,766
Amortization of FDIC loss share receivable	(3,507,017)	—	—
Total interest income	35,647,731	42,636,469	48,101,038
Interest expense:
Deposits	3,255,032	4,242,848	6,594,261
Borrowings	2,474,733	3,118,271	3,994,754
Total interest expense	5,729,765	7,361,119	10,589,015
Net interest income	29,917,966	35,275,350	37,512,023
Provision for loan losses, not covered under FDIC loss sharing agreements	300,000	1,400,000	3,300,000
Provision for covered loan losses	(1,012,560)	89,444	1,201,596
Net interest income after provision for loan losses	30,630,526	33,785,906	33,010,427
Noninterest income:
Service charges on deposit accounts	5,815,479	5,316,448	5,066,409
Bankcard fees	3,556,754	2,437,968	1,945,275
Gain on securities available for sale	200,704	249,517	939,766
Total impairment losses on securities	—	—	(2,573,625)
Portion of losses recognized in other comprehensive income	—	—	2,300,366
Net impairment losses recognized in earnings	—	—	(273,259)
Loss on sale of other assets held for sale	—	—	(146,299)
Bank owned life insurance	1,252,246	993,961	1,057,397
Gain on sale of loans and loan servicing release fees	1,103,586	1,334,330	961,605
Brokerage commissions	590,255	588,493	557,821
FDIC receivable for loss sharing agreements (impairment) accretion	(174,291)	33,235	1,461,779
Other	1,932,277	698,922	1,341,718
Total noninterest income	14,277,010	11,652,874	12,912,212
Noninterest expenses:
Salaries and employee benefits	19,763,210	18,458,664	19,332,621
Occupancy	7,476,771	7,302,944	7,799,670
Legal and professional	1,681,667	1,922,817	1,627,769
Marketing	1,445,963	1,294,251	1,875,591
Federal insurance premiums and other regulatory fees	891,615	589,999	1,351,185
Net cost of operations of real estate owned	434,433	1,016,960	2,144,882
Furniture and equipment	727,627	828,652	919,525
Postage, office supplies and printing	865,853	1,082,231	1,025,597
Core deposit intangible amortization expense	380,210	476,423	547,153
Other	2,542,841	3,340,922	3,680,904
Total noninterest expenses	36,210,190	36,313,863	40,304,897
Income before income taxes	8,697,346	9,124,917	5,617,742
Income tax expense	2,742,213	2,868,500	639,050
Net income	$5,955,133	$6,256,417	$4,978,692
Basic net income per share	$0.29	$0.30	$0.26
Diluted net income per share	$0.28	$0.30	$0.26
Weighted average number of common shares outstanding	20,591,302	20,629,531	19,501,312
Weighted average number of common and potential common shares outstanding	21,101,388	20,792,089	19,537,348

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2014	2013	2012
Net income	$5,955,133	$6,256,417	$4,978,692
Less reclassification adjustment for net gains realized in net income, net of taxes of $(77,471), $(96,313) and $(362,749), respectively	(123,233)	(153,204)	(577,017)
Net unrealized holding gains (losses) on investment and mortgage securities available for sale arising during the period, net of taxes of $759,860, $(1,188,031) and $1,624,516, respectively	1,208,691	(1,889,769)	2,584,074
Noncredit portion of other-than-temporary impairment losses recognized in earnings, net of taxes of $0, $0 and $105,478, respectively	—	—	167,781
Comprehensive income	$7,040,591	$4,213,444	$7,153,530

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock
	Number of shares	Amount	Additional paid-in capital	Treasury stock	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at September 30, 2011	19,859,219	$198,592	$73,083,363	$(36,127,940)	$(3,729,390)	$107,962,533	$(1,971,458)	$139,415,700
Net income	—	—	—	—	—	4,978,692	—	4,978,692
Change in unrealized loss on securities	—	—	—	—	—	—	2,174,838	2,174,838
Dividends paid, $0.08 per share	—	—	—	—	—	(1,372,227)	—	(1,372,227)
Allocation of ESOP common stock	—	—	—	—	158,269	—	—	158,269
Effect of restricted stock awards	—	—	306,366	353,267	—	—	—	659,633
Stock option expense	—	—	93,876	—	—	—	—	93,876
Repurchase of shares	—	—	—	(3,588,013)	—	—	—	(3,588,013)
Balance at September 30, 2012	19,859,219	$198,592	$73,483,605	$(39,362,686)	$(3,571,121)	$111,568,998	$203,380	$142,520,768
Net income	—	—	—	—	—	6,256,417	—	6,256,417
Dividends paid, $0.35 per share	—	—	—	—	—	(7,684,129)	—	(7,684,129)
Elimination of First Charter, MHC entity	—	—	229,564	—	—	—	—	229,564
Change in unrealized loss on securities	—	—	—	—	—	—	(2,042,973)	(2,042,973)
Allocation of ESOP common stock	—	—	31,592	—	179,282	—	—	210,874
Interest capitalization into ESOP loan	—	—	—	—	(50,279)	—	—	(50,279)
Effect of restricted stock awards	—	—	(700,380)	753,422	—	—	—	53,042
Stock option expense	—	—	69,581	—	—	—	—	69,581
Issuance of common stock in offering	2,892,995	28,930	98,615,608	39,772,779	(3,038,831)	—	—	135,378,486
Repurchase of shares and conversion expenses	—	—	—	(1,163,515)	—	—		(1,163,515)
Balance at September 30, 2013	22,752,214	$227,522	$171,729,570	$—	$(6,480,949)	$110,141,286	$(1,839,593)	$273,777,836
Net income	—	—	—	—	—	5,955,133	—	5,955,133
Dividends paid, $0.20 per share	—	—	—	—	—	(4,171,876)	—	(4,171,876)
Change in unrealized loss on securities	—	—	—	—	—	—	1,085,458	1,085,458
Allocation of ESOP common stock	—	—	96,225	—	496,632	—	—	592,857
Effect of restricted stock awards	—	—	662,747	—	—	—	—	662,747
Stock option expense	—	—	291,512	—	—	—	—	291,512
Issuance of common stock, restricted stock	360,751	3,608	(3,608)	—	—	—	—	—
Repurchase of shares	(4,851,577)	(48,516)	(53,190,282)	—	—	—	—	(53,238,798)
Balance at September 30, 2014	18,261,388	$182,614	$119,586,164	$—	$(5,984,317)	$111,924,543	$(754,135)	$224,954,869

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2014	2013	2012
Cash flows from operating activities:
Net income	$5,955,133	$6,256,417	$4,978,692
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses, not covered under FDIC loss sharing agreements	300,000	1,400,000	3,300,000
Provision for covered loan losses	(1,012,560)	89,444	1,201,596
Provision for FDIC receivable impairment	521,637	642,461	—
Depreciation and amortization	1,395,958	1,571,998	1,782,588
Deferred income tax benefit	2,560,568	(3,615,234)	(2,738,714)
Accretion and amortization of premiums and discounts, net	2,010,148	2,853,471	2,974,208
Accretion of fair value discounts related to covered loans	(6,593,660)	(8,922,874)	(8,987,715)
Accretion of fair value discounts related to FDIC receivable	(347,347)	(675,696)	(1,461,779)
Amortization of FDIC loss share receivable	3,507,017	—
Gain on sale of loans and loan servicing release fees	(1,103,586)	(1,334,330)	(961,605)
Proceeds from sale of loans	43,420,429	50,753,062	40,057,748
Originations and purchases of loans held for sale	(42,514,172)	(48,584,616)	(41,496,284)
Gain on sale of mortgage-backed securities, collateralized mortgage obligations and other investments	(200,704)	(249,517)	(939,766)
Other-than-temporary impairment-securities	—	—	273,259
Write down of real estate owned	523,104	1,683,342	1,298,041
(Gain) loss on sale of real estate owned	(298,170)	(581,662)	24,074
Loss on sale and writedowns of other assets held for sale	—	—	588,299
Restricted stock award expense	662,747	53,042	108,845
Stock option expense	291,512	69,581	93,876
Increase in cash surrender value of bank owned life insurance	(1,252,246)	(993,961)	(1,057,397)
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	269,555	512,418	449,113
Decrease (increase) in other assets	(647,711)	(6,960,193)	1,741,670
Increase (decrease) in other liabilities	1,383,037	3,485,939	(2,242,543)
Net cash provided by (used in) operating activities	8,830,689	(2,546,908)	(1,013,794)
Cash flows from investing activities:
Proceeds from sales of securities available for sale	9,906,708	21,057,155	41,638,363
Principal collections on securities available for sale	24,782,146	45,166,950	57,210,142
Purchase of securities available for sale	(23,863,931)	(111,194,047)	(135,293,105)
Proceeds from maturities or calls of securities available for sale	15,385,400	13,531,500	6,789,350
Proceeds from redemption of FHLB stock	497,400	1,377,900	5,317,700
Purchase of FHLB stock	—	—	(45,000)
Net (increase) decrease in loans receivable	(25,733,580)	4,170,927	40,430,538
Net decrease in FDIC receivable	15,710,013	7,960,683	70,878,537
Principal Reductions of REO	180,089	—	—
Proceeds from sale of real estate owned	14,509,181	21,802,548	20,364,484
Proceeds from sale of premises and equipment	547,030	—	148,418
Purchase of bank owned life insurance	(6,100,000)	(5,000,000)	—
Purchases of premises and equipment	(383,563)	(393,834)	(2,755,197)
Net cash provided by (used in) investing activities	25,436,893	(1,520,218)	104,684,230
Cash flows from financing activities:
Purchase of treasury stock and conversion expense	—	(1,163,515)	(3,588,013)
First Charter elimination	—	(277,307)	—
Repurchase of shares	(53,238,798)	—	—
Issuance of common stock in offering	—	135,378,486	—
Dividends paid	(4,171,876)	(7,684,129)	(1,372,227)
Decrease in deposits	(34,104,468)	(48,964,878)	(110,832,260)

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended September 30,
	2014	2013	2012
Proceeds from Federal Home Loan Bank advances	—	—	1,000,000
Principal payments on Federal Home Loan Bank advances	(5,000,000)	(21,000,000)	(30,000,000)
Net increase in advance payments by borrowers for taxes and insurance	258,032	402,730	188,638
Net cash (used in) provided by financing activities	(96,257,110)	56,691,387	(144,603,862)
Net (decrease) increase in cash and cash equivalents	(61,989,528)	52,624,261	(40,933,426)
Cash and cash equivalents at beginning of period	161,452,481	108,828,220	149,761,646
Cash and cash equivalents at end of period	$99,462,953	$161,452,481	$108,828,220
Supplemental disclosures of cash flow information:
Interest paid	$5,747,739	$7,160,946	$10,973,958
Income taxes paid	$(81,290)	$10,060,110	$2,529,000
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$6,527,381	$18,927,608	$25,180,220
Premises and equipment acquired through foreclosure of collateral on loans receivable	$—	$—	$474,000
Write down of real estate owned reimbursed by the FDIC	$1,330,943	$6,948,020	$7,774,500
Gain on real estate sold payable to the FDIC	$1,349,676	$4,214,243	$—
Provision for covered loan losses reimbursed by the FDIC	$(1,549,967)	$743,443	$8,202,159
Effect of restricted stock awards	$662,747	$53,042	$659,633
Issuance of common stock under stock benefit plan	$592,857	$210,874	$158,269
Interest capitalization into ESOP loan	$—	$(50,279)	$—
Unrealized gain (loss) on securities available for sale, net	$1,085,458	$(2,042,973)	$2,174,838

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
The Company primarily provides real estate loans and a full range of deposit products to individual and small business consumers through its branch offices in west-central Georgia, east-central Alabama and the Florida Panhandle. In addition, the Company operates a cashless branch in Norcross, Georgia. The Company primarily competes with other financial institutions in its market area. The Company’s primary lending market has been the states of Georgia, Alabama and Florida. The Company operates and manages as a one-bank holding company and, as such, has no reportable segments.
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
Certain reclassifications of 2012 and 2013 balances have been made to conform to classifications used in 2014. These reclassifications did not change net income or total stockholders equity.

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
Loans covered under loss sharing agreements with the FDIC (“Covered Loans”) are reported in loans exclusive of the expected reimbursement from the FDIC as it is not contractually embedded in the loans and loss sharing is not transferable with the loans should a decision be made to dispose of them. Covered loans are initially recorded at fair value at the acquisition date and are continually reviewed for collectability based on the expectation of cash flows on these loans. Prospective losses incurred on Covered loans are eligible for partial reimbursement by the FDIC under loss sharing agreements. Subsequent decreases in the amount expected to be collected result in a provision for credit losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent significant increases in the amount expected to be collected result in the reversal of any previously recorded provision for credit losses and related allowance for loan and lease losses and adjustments to the FDIC receivable. Decreases in credit losses expected to occur within the loss share term reduce the amount collectible from the FDIC and increase the amount collectible from customers in the form of prospective accretion on loans. Increases in the portion of indemnification asset collectible from customers are amortized to income. Periodic amortization represents the amount that is expected to result in symmetrical recognition of pool-level accretion and amortization over the shorter of 1) the life of the loan or 2) the life of the shared loss agreement. Interest is accrued daily on the outstanding principal balances of non-impaired loans. Accretable discounts related to certain fair value adjustments are accreted into income over the estimated lives of the loans on a level yield basis.
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
Comprehensive income for the Company consists of net income for the period, unrealized holding gains and losses on investments, mortgage-backed securities, collateralized mortgage-backed securities, and collateralized mortgage obligations classified as available for sale, net of income taxes, and certain reclassification adjustments. For the periods ended September 30, 2014 and 2013 there were no items reclassified out of other comprehensive income with the exception of realized gains and other-than-temporary impairment on securities held for sale. Items reclassified out of comprehensive income are included within non-interest income on the Consolidated Statements of Income for all periods presented.

(l)	Goodwill and Other Intangible Assets
Intangible assets include costs in excess of net assets acquired and core deposit intangibles recorded in connection with the acquisitions of EBA Bancshares, Inc. and subsidiary, Eagle Bank of Alabama (collectively “EBA”), and core deposits of McIntosh Commercial Bank and The First National Bank of Florida. The core deposit intangible is being amortized over thirteen, five and six years, respectively.
The Company tests its goodwill for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the implied fair value of the goodwill is less than the goodwill’s carrying value. Impairment losses, if incurred, would be charged to operating expense. For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit. The Company performed a qualitative assessment and determined that it was not more likely than not that the fair value of the reporting unit was less than the carrying amount at September 30, 2014.

(m)	Acquisitions
Accounting principles generally accepted in the United States (US GAAP) requires that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. Under US GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. US GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date.

The Company’s wholly-owned subsidiary acquired certain assets and liabilities of Neighborhood Community Bank (“NCB”) headquartered in Newnan, Georgia on June 26, 2009, McIntosh Commercial Bank (“MCB”) headquartered in Carrollton, Georgia on March 26, 2010 and The First National Bank of Florida (“FNB”) headquartered in Milton, Florida on September 9, 2011. The acquisitions were completed with the assistance of the Federal Deposit Insurance Corporation (FDIC), which had been appointed Receiver of the entities by their respective state banking authorities immediately prior to the Bank’s acquisition. The acquired assets and assumed liabilities of these three acquisitions were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of NCB, MCB and FNB. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values, adjusted for current market conditions. Management used quoted or current market prices to determine the fair value of investment securities, short-term borrowings and long-term obligations that were assumed from NCB, MCB and FNB. The carrying value of certain long-term assets acquired in the acquisition of NCB, primarily the estimated value of core deposits of approximately $1.1 million, were reduced to zero by the excess of fair value of net assets acquired over liabilities assumed in the acquisition.

(n)	Stock-Based Compensation
The Company recognizes the estimated fair value of such equity instruments as expense as services are performed. The Company recognizes the total cost of the Company’s share based awards equal to the grant date fair value as expense on a straight line basis over the service periods of the awards.

(o)	Income Per Share
Basic net income per share is computed on the weighted average number of shares outstanding. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options and restricted shares, determined using the treasury stock method.

	Years Ended September 30,
	2014	2013	2012

Net income	$5,955,133	$6,256,417	$4,978,692
Denominator:
Weighted average common shares outstanding	20,591,302	20,629,531	19,501,312
Equivalent shares issuable upon vesting of restricted stock awards and dilutive shares	510,086	162,558	36,036
Diluted shares	21,101,388	20,792,089	19,537,348
Net income per share:
Basic	$0.29	$0.30	$0.26
Diluted	$0.28	$0.30	$0.26
__________________________________

(1)	Share and share amounts held by the public prior to April 8, 2013 have been restated to reflect the completion of the second-step conversion on April 8, 2013 using a conversion ratio of 1.2471.

(p)	Treasury Stock
Treasury stock was accounted for at cost. Prior to the completion of the second-step conversion on April 8, 2013, the Company included in treasury stock unvested shares of the Company's recognition and retention plan. The Company no longer recognizes these unvested shares as treasury stock and subsequent to the second-step conversion, has no treasury stock at September 30, 2014.

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
The Company owns life insurance policies to provide for the payment of death benefits related to existing deferred compensation and supplemental income plans maintained for the benefit of certain executives and directors of the Company. The total cash surrender value amounts of such policies at September 30, 2014 and 2013 was $47,178,128 and $39,825,881, respectively. The Company recorded, as income, increases to the cash surrender value of $1,252,246, $993,961, and $1,057,397, for the three years ended September 30, 2014, 2013, and 2012, respectively.

(s)	Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure (“ASU 2014-14”). This standard provides guidance on how holders of certain government-guaranteed loans (e.g., mortgage loans guaranteed by the FHA or VA) should present such loans upon foreclosure. Specifically, the ASU provides that, upon foreclosure, government-guaranteed loans within the scope of the standard should be derecognized and re-recognized as a separate other receivable (i.e., a receivable from the government entity guaranteeing the loan). The standard does not require any new disclosures about such loans. ASU 2014-14 is effective for the Company for annual and interim periods beginning after December 15, 2014, and is not expected to have a material impact on the Company’s balance sheet or results of operations.
In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. An entity may apply the standards (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s financial statements.
Additionally, in June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This standard amends the guidance in ASC 860 on accounting for certain repurchase agreements (“repos”). The standard (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings, (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) that are accounted for as secured borrowings. This standard is effective for annual periods beginning after December 15, 2014 and is not expected to have a material impact on the Company’s balance sheet or results of operations.
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact this standard will have on its balance sheet and results of operations.
In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued an update to the accounting standards to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update was effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this update increased disclosures in the Company's consolidated financial statements.

Note 2: Goodwill and Other Intangible Assets
Goodwill and other intangible assets include cost in excess of net assets acquired and core deposit intangibles recorded in connection with certain acquisitions. Management tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The core deposit intangibles are being amortized over the average remaining life of the acquired customer deposits, ranging from five to thirteen years. The Company recorded amortization expense related to the core deposit intangible of $380,210, $476,423, and $547,153 for the years ended September 30, 2014, 2013, and 2012, respectively.
At September 30, 2014 and 2013, intangible assets are summarized as follows:

	September 30,
	2014	2013

Goodwill	$4,325,282	$4,325,282

Core deposit intangible	$3,369,449	$3,369,449
Less accumulated amortization	2,945,773	2,565,563
Other intangible assets, net of amortization	$423,676	$803,886
Amortization expense for the core deposit intangible for the next five years as of September 30, 2014 is as follows:

Year Ending September 30,
2015	$266,181
2016	132,887
2017	24,608
2018	—
2019	—
$423,676

Note 3: Federally Assisted Acquisitions
The First National Bank of Florida
On September 9, 2011, the Bank purchased substantially all of the assets and assumed substantially all the liabilities of The First National Bank of Florida (“FNB”) from the FDIC, as Receiver of FNB. FNB operated eight commercial banking branches and was headquartered in Milton, Florida. The FDIC took FNB under receivership upon its closure by the Office of the Comptroller of the Currency. The Bank’s bid to purchase FNB included the purchase of substantially all FNB’s assets at a discount of $28,000,000 in exchange for assuming all FNB deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by the Bank. The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses on covered assets. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Bank recorded a receivable of $51,555,999 at the time of acquisition. As of September 30, 2014, the Bank has submitted $57,361,802 in net cumulative losses to the FDIC under the loss-sharing agreements of which $45,889,442 is reimbursable.
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

Note 4: Securities Available for Sale
Securities available for sale are summarized as follows:

	September 30, 2014
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$13,430,732	$26,471	$—	$13,457,203
Mortgage-backed securities:
FHLMC certificates	44,036,704	359,644	(370,420)	44,025,928
FNMA certificates	119,445,041	499,772	(1,666,436)	118,278,377
GNMA certificates	1,595,029	102,815	—	1,697,844
Collateralized mortgage obligations:
FHLMC	49,425	4,071	—	53,496
FNMA	78,152	2,004	—	80,156
Private-label mortgage securities: (1)
Investment grade	1,485,804	8,941	(47,887)	1,446,858
Split rating (2)	1,090,524	3,583	—	1,094,107
Non-investment grade	8,674,491	45,243	(110,430)	8,609,304
Total	$189,885,902	$1,052,544	$(2,195,173)	$188,743,273
__________________________________

(1)	Credit ratings are current as of September 30, 2014.

(2)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2013
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Other investment securities:
Tax-free municipals	$14,897,685	$16,733	$(826)	$14,913,592
U.S. government sponsored entities	5,025,898	4,145	—	5,030,043
Mortgage-backed securities:
FHLMC certificates	53,419,411	330,921	(584,915)	53,165,417
FNMA certificates	118,466,995	526,825	(2,692,511)	116,301,309
GNMA certificates	1,727,789	117,828	—	1,845,617
Collateralized mortgage-backed securities:
FNMA	7,189,766	66,719	—	7,256,485
Collateralized mortgage obligations:
FHLMC	372,444	35,410	—	407,854
FNMA	2,207,643	66,727	—	2,274,370
Private-label mortgage securities:
Investment grade	2,010,627	29,388	(90,020)	1,949,995
Split rating (1)	1,292,942	—	(54,434)	1,238,508
Non investment grade	11,294,468	—	(559,251)	10,735,217
Total	$217,905,668	$1,194,696	$(3,981,957)	$215,118,407
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.
Proceeds from called or matured securities available for sale during the years ended September 30, 2014, 2013 and 2012 were $15.4 million, $13.5 million, and $6.8 million, respectively. Proceeds from sales of securities available for sale during years ended September 30, 2014, 2013, and 2012 were $9.9 million, $21.1 million, and $41.6 million, respectively. Gross realized gains on the sale of these securities were $202,053, $252,483, and $950,511, for the years ended September 30, 2014, 2013 and 2012, respectively and gross realized losses were $1,349, $2,966 and $10,745, for the years ended September 30, 2014, 2013 and 2012, respectively.
The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Due within one year	$—	$—
Due from one year to five years	2,711,484	2,716,291
Due after five years	10,719,248	10,740,912
Mortgage-backed securities	176,455,170	175,286,070
Total	$189,885,902	$188,743,273
The Company’s investment in FHLB stock was $3.4 million and $3.9 million at September 30, 2014 and 2013, respectively. The investment in FHLB stock is carried at cost because it is considered a restricted stock investment with no readily determinable market value. As of September 30, 2014, the investment in FHLB stock represented approximately 0.34% of total assets and the amortized cost and fair value of this investment are equal. In determining the carrying amount of the FHLB stock, the Company evaluated the ultimate recoverability of the par value. The Company has reviewed the assessments by rating agencies, which have concluded that debt ratings are likely to remain unchanged and the FHLB has the ability to absorb economic losses, given the expectation that the various FHLB Banks have a very high degree of government support.
Furthermore, the Company currently has sufficient liquidity or has access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount. For the reasons above, the Company concluded that the investment in FHLB stock is not other-than-temporarily impaired as of September 30, 2014 and ultimate recoverability of the par value of this investment is probable.
Securities available for sale with an aggregate carrying amount of $101.7 million and $149.2 million at September 30, 2014 and 2013, respectively, were pledged to secure FHLB advances.
Securities available for sale in a continuous unrealized loss position for less than 12 months at September 30, 2014 are as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FNMA certificates	$6,164,452	$(2,285)	$6,162,167
Collateralized mortgage obligations:
Private-label mortgage securities	1,900,526	(59,509)	1,841,017
Total	$8,064,978	$(61,794)	$8,003,184

	September 30, 2013
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Tax-free municipals	$722,803	$(51)	$722,752
Mortgage-backed securities:
FHLMC certificates	21,328,101	(584,915)	20,743,186
FNMA certificates	92,575,581	(2,692,511)	89,883,070
Collateralized mortgage obligations:
Private-label mortgage securities	3,764,878	(147,843)	3,617,035
Total	$118,391,363	$(3,425,320)	$114,966,043
Securities available for sale that have been in a continuous unrealized loss position for greater than 12 months at September 30, 2014 and 2013 are as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FHLMC certificates	$18,849,864	$(370,420)	$18,479,444
FNMA certificates	77,274,838	(1,664,152)	75,610,686
Collateralized mortgage obligations:
Private-label mortgage securities	4,188,449	(98,807)	4,089,642
Total	100,313,151	(2,133,379)	98,179,772

	September 30, 2013
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Tax-free municipals	$253,404	$(775)	$252,629
Collateralized mortgage obligations:
Private-label mortgage securities	9,971,596	(555,862)	9,415,734
Total	$10,225,000	$(556,637)	$9,668,363
At September 30, 2014, the Company had approximately $158,000 of gross unrealized losses on private-label mortgage securities with aggregate amortized cost of approximately $6.1 million. During the years ended September 30, 2014 and 2013, the Company did not record any other-than-temporary impairment charges. Other than previously stated, the Company is projecting that it will receive essentially all contractual cash flows so there is no break in yield or additional other-than-temporary impairment. The remaining decline in fair value of the mortgage securities resulted from illiquidity and other concerns in the market place. The increase in the fair value of the remaining mortgage securities primarily resulted from increased liquidity and an overall improvement in the market for these securities.
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
The following table summarizes the changes in the amount of credit losses on the Company’s investment securities recognized in earnings for the years ended September 30, 2014, 2013 and 2012:

	Years Ended September 30,
	2014	2013	2012
Beginning balance of credit losses previously recognized in earnings	$380,446	$380,446	$4,822,916
Amount related to credit losses for securities for which an other-than-temporary impairment was not previously recognized in earnings	—	—	—
Amount related to credit losses for securities for which an other-than-temporary impairment was previously recognized in earnings	—	—	273,259
Reduction due to credit impaired securities sold or fully settled	—	—	(4,715,729)
Ending balance of cumulative credit losses recognized in earnings	$380,446	$380,446	$380,446
The following table shows issuer-specific information, including current par value, book value, fair value, credit rating and unrealized gain (loss) for the Company’s portfolio of private-label mortgage obligations as of September 30, 2014.

Cusip	Description	Credit Rating (1)			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Amortized Cost	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch	(dollars in thousands)
Investment Grade
36228FQF6	GSR 2003-4F 1A2	n/a	AA+	BBB	$—	$197	$197	$201	$4
55265KL80	MASTR 2003-8 4A1	n/a	A+	AAA	—	330	328	333	5
86359BVF5	SARM 2004-6 3A3	n/a	A+	n/a	—	961	961	913	(48)
	Total				—	1,488	1,486	1,447	(39)
Split Rating
17307GDL9	CMLTI 2004-HYB1 A31	Ba3	n/a	BBB	—	1,091	1,091	1,094	3
	Total				—	1,091	1,091	1,094	3
Non Investment Grade
576433UQ7	MARM 2004-13 B1	NR	CCC	n/a	380	3,608	3,227	3,177	(50)
576433VN3	MARM 2004-15 4A1	B3	n/a	CCC	—	1,901	1,901	1,841	(60)
576433QD1	MARM 2004-7 5A1	Ba3	BB	n/a	—	3,546	3,546	3,591	45
	Total				380	9,055	8,674	8,609	(65)
	Grand Total				$380	$11,634	$11,251	$11,150	$(101)
__________________________________

(1)	Credit ratings are current as of September 30, 2014.
The underlying credit and cash flow characteristics of the private-label securities improved during the year ended September 30, 2014. There were no credit rating changes in the three non-investment grade securities during the year ended September 30, 2014.
Changes in accumulated other comprehensive income by component for the years ended September 30, 2014, 2013 and 2012 are shown in the table below. All amounts are net of tax. The line items affected in the consolidated statements of income by the reclassified amounts were gain on securities available for sale and net impairment losses recognized in earnings.

	Unrealized Losses on Available-for-Sale Securities
	Years Ended September 30,
	2014	2013	2012

Beginning balance	$(1,839,593)	$203,380	$(1,971,458)
Other comprehensive (loss)/gain before reclassifications	1,208,691	(1,889,769)	2,584,074
Amounts reclassified from accumulated other comprehensive (loss)/gain to gain on securities available for sale	(123,233)	(153,204)	(577,017)
Amounts reclassified from accumulated other comprehensive (loss)/gain to net impairment losses recognized in earnings	—	—	167,781
Net current-period other comprehensive income/(loss)	1,085,458	(2,042,973)	2,174,838
Ending balance	$(754,135)	$(1,839,593)	$203,380

Note 5: Loans Receivable
Loans not covered by loss share agreements are summarized as follows:

	September 30, 2014	September 30, 2013
Loans not covered by loss sharing agreements:
1-4 family residential real estate	$152,810,501	$124,571,147
Commercial real estate	300,556,023	269,609,005
Commercial	24,759,682	23,773,942
Real estate construction	63,485,411	44,653,355
Consumer and other	4,959,103	17,544,816
Loans receivable, net of undisbursed proceeds of loans in process	546,570,720	480,152,265
Less:
Unamortized loan origination fees, net	1,364,853	1,100,666
Allowance for loan losses	8,473,373	8,188,896
Total loans not covered, net	$536,732,494	$470,862,703
The carrying amount of covered loans at September 30, 2014 and 2013 consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following tables.

	September 30, 2014
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$4,841,705	$6,800,846	$11,642,551
Commercial real estate	33,053,228	34,354,816	67,408,044
Commercial	1,871,879	1,800,989	3,672,868
Real estate construction	—	—	—
Consumer and other	1,418	177,228	178,646
Loans receivable, gross	39,768,230	43,133,879	82,902,109
Less:
Nonaccretable difference	5,993,661	273,024	6,266,685
Allowance for covered loan losses	—	997,524	997,524
Accretable discount	3,073,198	2,770,499	5,843,697
Discount on acquired performing loans	—	142,731	142,731
Unamortized loan origination fees, net	—	17,253	17,253
Total loans covered, net	$30,701,371	$38,932,848	$69,634,219

	September 30, 2013
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$4,316,008	$6,285,647	$10,601,655
Commercial real estate	46,170,021	61,572,581	107,742,602
Commercial	2,844,456	4,039,892	6,884,348
Real estate construction	—	—	—
Consumer and other	500,382	2,894,282	3,394,664
Loans receivable, gross	53,830,867	74,792,402	128,623,269
Less:
Nonaccretable difference	7,757,070	3,076,192	10,833,262
Allowance for covered loan losses	705,446	3,218,832	3,924,278
Accretable discount	3,508,430	1,164,941	4,673,371
Discount on acquired performing loans	—	177,858	177,858
Unamortized loan origination fees, net	—	22,910	22,910
Total loans covered, net	$41,859,921	$67,131,669	$108,991,590
The following table documents changes in the accretable discount on acquired credit impaired loans during the years ended September 30, 2014 and 2013:

	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Balance, September 30, 2012	$9,869,297	$3,055,050	$12,924,347
Loan accretion	(6,834,946)	(1,957,057)	(8,792,003)
Transfer from nonaccretable difference	474,079	66,948	541,027
Balance, September 30, 2013	3,508,430	1,164,941	4,673,371
Loan accretion	(3,979,390)	(2,579,144)	(6,558,534)
Transfer from nonaccretable difference	3,544,158	4,184,702	7,728,860
Balance, September 30, 2014	$3,073,198	$2,770,499	$5,843,697
The following is a summary of transactions during the years ended September 30, 2014, 2013 and 2012 in the allowance for loan losses on loans covered by loss sharing:

	September 30,
	2014	2013	2012
Balance, beginning of period	$3,924,278	$10,340,815	$6,892,425
Loans charged off, gross	(524,785)	(7,396,953)	(6,700,215)
Recoveries on loans previously charged off	560,558	147,529	744,850
(Benefit) provision for loan losses (reversed) charged to FDIC receivable	(1,549,967)	743,443	8,202,159
Transfer of allowance on acquired NCB non-single family loans	(400,000)	—	—
(Benefit) provision for loan losses (reversed) charged to operations	(1,012,560)	89,444	1,201,596
Balance, end of period	$997,524	$3,924,278	$10,340,815
The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate owned during the years ended September 30, 2014, 2013 and 2012:

	September 30,
	2014	2013	2012
Balance, beginning of period	$29,941,862	$35,135,533	$96,777,791
Payments received from FDIC	(10,954,707)	(480,550)	(80,528,485)
Accretion of fair value adjustment	347,347	675,696	1,461,779
Impairment	(521,637)	(642,461)	—
Amortization	(3,507,017)	—	—
Recovery of previous loss reimbursements	(6,762,304)	(12,847,769)	(3,252,736)
Reduction in previous loss estimates	(1,549,967)	(3,426,783)	—
Provision for estimated losses on covered assets recognized in noninterest expense	1,426,762	7,691,463	15,976,659
External expenses qualifying under loss sharing agreements	2,111,470	3,836,733	4,700,525
Balance, end of period	$10,531,809	$29,941,862	$35,135,533
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
Commercial real estate loans are generally made by the Company to Georgia, Alabama or Florida panhandle entities and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and generally requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2014, approximately 23.8% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.
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
The Company originates consumer loans that consist of loans on deposits, second mortgage loans, home equity lines of credit, auto loans and various other installment loans. The Company primarily offers consumer loans (excluding second mortgage loans and home equity lines of credit) as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. The Company’s consumer lending generally follows accepted industry standards for non subprime lending, including credit scores and debt to income ratios. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement. At September 30, 2014, the Company had $11.8 million of home equity lines of credit and second mortgage loans not covered by FDIC loss sharing agreements (“loss sharing”).
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
Nonaccrual and Past Due Loans. Nonaccrual loans not covered by loss sharing, segregated by class of loans were as follows:

	September 30,
	2014 (1)	2013
1-4 family residential real estate	$982,087	$1,507,760
Commercial real estate	2,369,520	1,120,938
Commercial	156,474	161,036
Real estate construction	—	—
Consumer and other	—	84,208
Total	$3,508,081	$2,873,942
______________________________

(1)
Acquired Neighborhood Community Bank FAS ASC 310-30 loans that are no longer covered under the commercial loss sharing agreement with the FDIC in the amount of $1,292,296 are excluded from this table. Due to the recognition of accretion income established at the time of acquisition, the FAS ASC 310-30 loans that are greater than 90 days delinquent or designated nonaccrual status are regarded as accruing loans for reporting purposes.

An age analysis of past due loans not covered by loss sharing, segregated by class of loans at September 30, 2014 and 2013 were as follows:
September 30, 2014

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days Accruing (1)
1-4 family residential real estate	$1,927,860	$545,179	$2,473,039	$150,337,462	$152,810,501	$516,659
Commercial real estate	254,423	1,943,161	2,197,584	298,358,439	300,556,023	1,218,188
Commercial	62,479	1,000	63,479	24,696,203	24,759,682	—
Real estate construction	—	—	—	63,485,411	63,485,411	—
Consumer and other	31,306	4,354	35,660	4,923,443	4,959,103	4,354
Total	$2,276,068	$2,493,694	$4,769,762	$541,800,958	$546,570,720	$1,739,201
______________________________

(1)
Previously covered loans in the amount of $1,003,007 are now reflected in the Greater than 90 Days Accruing column. These loans which are accounted for under ASC 310-30 are reported as accruing loans because of accretable discounts established at the time of acquisition.

September 30, 2013

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days Accruing
1-4 family residential real estate	$1,116,477	$47,283	$1,163,760	$123,407,387	$124,571,147	$47,283
Commercial real estate	524,803	836,510	1,361,313	268,247,692	269,609,005	—
Commercial	113,019	—	113,019	23,660,923	23,773,942	—
Real estate construction	37,312	—	37,312	44,616,043	44,653,355	—
Consumer and other	144,990	—	144,990	17,399,826	17,544,816	—
Total	$1,936,601	$883,793	$2,820,394	$477,331,871	$480,152,265	$47,283
An age analysis of past due loans covered by loss sharing, segregated by class of loans at September 30, 2014 and 2013 were as follows:
September 30, 2014

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans (1)	Loans > 90 Days Accruing (2)
1-4 family residential real estate	$414,699	$814,238	$1,228,937	$9,448,399	$10,677,336	$814,238
Commercial real estate	1,399,520	3,949,083	5,348,603	55,950,984	61,299,587	3,949,083
Commercial	387,641	551,721	939,362	2,573,517	3,512,879	551,721
Real estate construction	—	—	—	—	—	—
Consumer and other	—	—	—	148,098	148,098	—
Total	$2,201,860	$5,315,042	$7,516,902	$68,120,998	$75,637,900	$5,315,042
______________________________

(1)	Covered loan balances are net of nonaccretable differences and allowance for covered loan losses and have not been reduced by $5,986,428 of accretable discounts.

(2)	Covered loans contractually past due greater than ninety days are reported as accruing loans because of accretable discounts established at the time of acquisition.
September 30, 2013

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans (1)	Loans > 90 Days and Accruing (2)
1-4 family residential real estate	$414,577	$937,974	$1,352,551	$7,991,686	$9,344,237	$937,974
Commercial real estate	2,948,186	6,926,620	9,874,806	87,261,044	97,135,850	6,926,620
Commercial	534,363	611,305	1,145,668	3,950,836	5,096,504	611,305
Real estate construction	—	—	—	—	—	—
Consumer and other	2,901	97,747	100,648	2,188,490	2,289,138	97,747
Total	$3,900,027	$8,573,646	$12,473,673	$101,392,056	$113,865,729	$8,573,646
______________________________

(1)	Covered loan balances are net of nonaccretable differences and allowance for covered loan losses and have not been reduced by $4,851,229 of accretable discounts.

(2)	Covered loans contractually past due greater than ninety days are reported as accruing loans because of accretable discounts established at the time of acquisition.
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

Impaired loans not covered by loss sharing, segregated by class of loans were as follows:
September 30, 2014

				Year Ended September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$1,550,777	$2,077,942	$—	$1,737,505	$31,656
Commercial real estate	8,687,088	10,510,893	—	9,196,747	373,711
Commercial	156,474	205,625	—	188,458	—
Real estate construction	—	—	—	—	—
Total:	$10,394,339	$12,794,460	$—	$11,122,710	$405,367
There were no recorded allowances for impaired loans not covered by loss sharing at September 30, 2014. The recorded investment in accruing troubled debt restructured loans at September 30, 2014 totaled $6,154,420 and is included in the impaired loan table above.
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
Grade 1: Virtual Absence of Credit Risk – Loans graded 1 are substantially risk-free. They are characterized by loans to borrowers with unquestionable financial strength and a long history of solid earnings performance or loans collateralized by cash or equivalent liquidity may be included here. Loans secured, within margin, by readily marketable collateral may also be graded 1 provided the relationship meets all other characteristics of the grade.

Grade 2: Minimal Credit Risk – Loans graded 2 are above average quality and will carry all credit attributes of a Grade 3 loan as well as unquestionably strong balance sheets and exhibit secondary repayment sources which would allow for repayment of the debt within a reasonable period of time.
Grade 3: Average Credit Risk - 1 – Loans graded 3 are of average credit quality, are properly structured and documented. Financial data is current and documents adequate revenue, cash flow, and satisfactory payment history to indicate that financial condition is satisfactory. Grade 3 loans have properly margined collateral. Repayment terms are realistic, clearly defined and based upon a primary, identifiable source of repayment. Grade 3 loans meet bank product guidelines.
Grade 4: Acceptable Credit Risk - 2 – Loans Graded 4 loans will be performing credits and will not necessarily represent weakness. Loans most commonly graded 4 will likely include loans with parameter(s) that fall outside of a product guideline.
Grade 5: Special Mention – A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
Grade 6: Substandard – A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.
Grade 7: Doubtful – An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Grade 8: Loss – Assets classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.
The following table presents the risk grades of the loan portfolio not covered by loss sharing, segregated by class of loans:
September 30, 2014

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$151,661,479	$273,587,373	$23,205,880	$63,485,411	$4,954,661	$516,894,804
Special Mention (5)	—	3,325,324	91,000	—	—	3,416,324
Substandard (6)	1,149,022	23,643,326	1,462,802	—	4,442	26,259,592
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total not covered loans	$152,810,501	$300,556,023	$24,759,682	$63,485,411	$4,959,103	$546,570,720

September 30, 2013

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$117,274,336	$245,346,763	$20,708,908	$44,628,569	$16,756,882	$444,715,458
Special Mention (5)	2,438,309	2,094,817	996,970	—	471,186	6,001,282
Substandard (6)	4,858,502	22,167,425	2,068,064	24,786	315,848	29,434,625
Doubtful (7)	—	—	—	—	900	900
Loss (8)	—	—	—	—	—	—
Total not covered loans	$124,571,147	$269,609,005	$23,773,942	$44,653,355	$17,544,816	$480,152,265
The following tables present the risk grades, ignoring grade enhancement provided by the FDIC loss sharing, of the loan portfolio covered by loss sharing agreements, segregated by class of loans at September 30, 2014 and 2013. Numerical risk ratings

5-8 constitute classified assets for regulatory reporting; however, regulatory authorities consider the FDIC loss sharing percentage of either 80% or 95%, as applicable, as a reduction of the regulatory classified balance for covered loans.
September 30, 2014

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Numerical risk rating (1-4)	$7,392,585	$34,017,713	$1,982,382	$—	$74,392	$43,467,072
Numerical risk rating (5)	693,038	8,411,973	448,957	—	—	9,553,968
Numerical risk rating (6)	2,591,713	18,869,901	1,081,540	—	73,706	22,616,860
Numerical risk rating (7)	—	—	—	—	—	—
Numerical risk rating (8)	—	—	—	—	—	—
Total covered loans (1)	$10,677,336	$61,299,587	$3,512,879	$—	$148,098	$75,637,900
______________________________

(1)	Covered loan balances are net of nonaccretable differences and allowances for covered loan losses and have not been reduced by $5,986,428 of accretable discounts.
September 30, 2013

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Numerical risk rating (1-4)	$5,318,294	$45,762,355	$2,988,721	$—	$1,658,075	$55,727,445
Numerical risk rating (5)	1,094,186	20,231,874	454,554	—	440,058	22,220,672
Numerical risk rating (6)	2,925,433	29,491,113	1,058,143	—	190,171	33,664,860
Numerical risk rating (7)	6,324	1,650,508	595,086	—	834	2,252,752
Numerical risk rating (8)	—	—	—	—	—	—
Total covered loans (1)	$9,344,237	$97,135,850	$5,096,504	$—	$2,289,138	$113,865,729
______________________________

(1)	Covered loan balances are net of nonaccretable differences and allowances for covered loan losses and have not been reduced by $4,851,229 of accretable discounts.
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
The allowances for loans by credit grade are further subdivided by loan type. Charter Financial has developed specific quantitative allowance factors to apply to each loan which considers loan charge-off experience over the most recent seven years by loan type. In addition, loss estimates are applied for certain qualitative allowance factors that are subjective in nature and require considerable judgment on the part of management. Such qualitative factors include economic and business conditions, the volume of past due loans, changes in the value of collateral of collateral-dependent loans, and other economic uncertainties. An unallocated component of the allowance is also established for potential losses that exist in the remainder of the portfolio, but have yet to be identified.
The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time. During the year ended September 30, 2014, the Company made certain refinements in its allowance methodology. The Company increased the look back period of historical losses from 24 months to 84 months as net charge-offs were not reflective of a full credit cycle for the two year period ended September 30, 2014 as compared with the seven year period ended September 30, 2014. In addition, some qualitative factors were removed and the loss allocation for qualitative risk factors was decreased. The change in the historical look back period more closely aligns the quantitative aspect of the companies allowance methodology with the risks inherent in a full credit cycle. The adjustments in our methodology were not material to the overall allowance or provision for the year ended September 30, 2014.
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
The Company maintained its allowance for loan losses for the years ended September 30, 2014 and 2013 in response to continued weak economic conditions, net charge-offs, financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. The following table details the allowance for loan losses on loans not covered by loss sharing by portfolio segment as of September 30, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

The following tables are a summary of transactions in the allowance for loan losses on loans not covered by loss sharing by portfolio segment:

	Year ended September 30, 2014
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$862,043	$5,446,357	$455,833	$387,302	$124,717	$912,644	$8,188,896
Charge-offs	(323,802)	(365,034)	(38,636)	—	(13,478)	—	(740,950)
Recoveries	155,400	101,048	66,866	—	2,113	—	325,427
Provision	116,893	392,657	(86,650)	105,601	(99,505)	(128,996)	300,000
Transfer of allowance on previously covered NCB non-single family loans	1,596	394,791	3,470	—	143	—	400,000
Balance at end of period	$812,130	$5,969,819	$400,883	$492,903	$13,990	$783,648	$8,473,373
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance	$152,810,501	$300,556,023	$24,759,682	$63,485,411	$4,959,103		$546,570,720
Ending balance: individually evaluated for impairment	$1,550,777	$8,687,088	$156,474	$—	$—		$10,394,339

	Year ended September 30, 2013
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$879,854	$5,480,132	$711,594	$287,129	$79,627	$751,559	$8,189,895
Charge-offs	(224,676)	(1,121,815)	(164,923)	—	(89,957)	—	(1,601,371)
Recoveries	58,784	92,769	39,600	6,875	2,344	—	200,372
Provision	148,081	995,271	(130,438)	93,298	132,703	161,085	1,400,000
Balance at end of period	$862,043	$5,446,357	$455,833	$387,302	$124,717	$912,644	$8,188,896
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance	$124,571,147	$269,609,005	$23,773,942	$44,653,355	$17,544,816		$480,152,265
Ending balance: individually evaluated for impairment	$1,614,765	$11,863,525	$1,661,036	$—	$—		$15,139,326

	Year Ended September 30, 2012
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$633,364	$5,972,310	$821,830	$1,065,512	$48,276	$828,545	$9,369,837
Charge-offs	(1,180,899)	(2,824,917)	(408,314)	(28,919)	(87,735)	—	(4,530,784)
Recoveries	3,881	359	41,473	—	5,129	—	50,842
Provision	1,423,508	2,332,380	256,605	(749,464)	113,957	(76,986)	3,300,000
Balance at end of period	$879,854	$5,480,132	$711,594	$287,129	$79,627	$751,559	$8,189,895
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance	$105,514,544	$251,379,010	$16,596,833	$45,369,190	$18,107,198		$436,966,775
Ending balance: individually evaluated for impairment	$2,500,824	$12,469,240	$2,847,862	$5,925	$—		$17,823,851
The Company also serviced mortgage loans primarily for others with aggregate principal balances of $14,264,243, $8,116,349, and $10,858,784 at September 30, 2014, 2013, and 2012, respectively. Also, for further information, see Note 11 - Borrowings for loans pledged as collateral.
Loans to certain executive officers, directors, and their associates totaled $414,195 and $683,995 at September 30, 2014 and 2013, respectively. Management believes that such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk nor present other unfavorable features.
The following is a summary of activity with respect to such aggregate loans to these individuals and their associates and affiliated companies:

	September 30,
	2014	2013
Beginning balance	$683,995	$802,957
Additions to new officer loans	—	—
Repayments	(269,800)	(118,962)
Ending balance	$414,195	$683,995
For the years ended September 30, 2014 and 2013, the following tables present a breakdown of the types of concessions determined to be troubled debt restructurings (“TDRs”) during the period by loan class:

	Accruing Loans			Nonaccrual Loans
	Year Ended September 30, 2014			Year Ended September 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
Commercial real estate	6	$1,503,789	$1,503,789	—	$—	$—
Total	6	$1,503,789	$1,503,789	—	$—	$—

	Accruing Loans			Nonaccrual Loans
	Year Ended September 30, 2013			Year Ended September 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
Commercial real estate	1	$315,308	$251,970	1	$80,462	$41,080
Total	1	$315,308	$251,970	1	$80,462	$41,080
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
At September 30, 2014, restructured loans with a modified balance of $6,154,420 were accruing and $1,673,375 were non-accruing. At September 30, 2013, restructured loans with a modified balance of $12,302,311 were accruing and $438,789 were non-accruing.
As of September 30, 2014 and 2013, there were no loans that defaulted within twelve months after their restructure.

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

Note 7: Accrued Interest and Dividends Receivable
At September 30, 2014 and 2013, accrued interest and dividends receivable are summarized as follows:

	September 30,
	2014	2013
Loans receivable	$1,921,304	$2,086,658
Mortgage-backed securities, collateralized mortgage-backed securities and collateralized mortgage obligations	383,382	453,319
Other investment securities	154,661	188,925
Total	$2,459,347	$2,728,902

Note 8: Real Estate Owned
The following is a summary of transactions in other real estate owned:
Non-covered real estate owned

	September 30,
	2014	2013	2012
Balance, beginning of period	$1,615,036	$2,106,757	$4,093,214
Real estate acquired through foreclosure of loans receivable	2,121,865	1,540,046	2,577,269
Proceeds from real estate sold	(2,161,103)	(1,542,186)	(3,453,111)
Write down of real estate owned	(268,696)	(611,054)	(612,541)
Gain (loss) on sale of real estate owned	80,762	121,473	(24,074)
Transfer of previously covered NCB non-single family OREO	420,000	—	—
Principal reductions	(50,000)	—	—
Real estate transferred to premises and equipment	—	—	(474,000)
Balance, end of year	$1,757,864	$1,615,036	$2,106,757
Covered real estate owned

	September 30,
	2014	2013	2012
Balance, beginning of period	$14,068,846	$21,903,204	$24,671,626
Real estate acquired through foreclosure of loans receivable	4,405,516	15,771,880	22,602,951
Proceeds from real estate sold	(12,348,078)	(20,260,362)	(16,911,373)
Gain on real estate sold recognized in noninterest expense	217,408	460,189	—
Gain on real estate sold payable to the FDIC	1,349,676	4,214,243	—
Provision for losses on real estate owned recognized in noninterest expense	(254,408)	(1,072,288)	(685,500)
Increase of FDIC receivable for loss sharing agreements	(1,330,943)	(6,948,020)	(7,774,500)
Principal reductions	(130,090)	—	—
Transfer of previously covered NCB non-single family OREO	(420,000)	—	—
Balance, end of period	$5,557,927	$14,068,846	$21,903,204

Note 9: Premises and Equipment
Premises and equipment at September 30, 2014 and 2013 is summarized as follows:

	September 30,
	2014	2013
Land	$5,695,620	$5,764,540
Buildings and improvements	17,827,322	18,233,675
Furniture, fixtures, and equipment	6,552,436	6,344,116
Construction in progress	18,398	—
	30,093,776	30,342,331
Less accumulated depreciation	9,522,235	8,591,575
	$20,571,541	$21,750,756
Depreciation expense for premises and equipment for the years ended September 30, 2014, 2013, and 2012, was $1,015,748, $1,095,575, and $1,235,436, respectively. During the year ended September 30, 2014, the Company transferred select assets with a value of $295,134 and accumulated depreciation of $19,250 from premises and equipment to assets available for sale. These assets were subsequently sold in the fourth quarter of fiscal 2014.

Note 10: Deposits
At September 30, 2014 and 2013, deposits are summarized as follows:

	September 30, 2014					September 30, 2013
	Amount	Range of interest rates			Weighted average interest rates	Amount	Range of interest rates			Weighted average interest rates
Demand, NOW, and money market accounts	$437,761,938	0.00	-	1.49%	0.13%	$427,102,317	0.00	-	1.49%	0.15%
Savings deposits	48,485,932	0.02	-	0.02%	0.02%	48,323,722	0.04	-	0.04%	0.04%
Time deposits by original term:
Time deposits $100,000 and over	110,420,672	0.05	-	3.63%	1.30%	138,519,823	0.00	-	4.35%	1.33%
Other time deposits:
12 months or less	82,595,338	0.03	-	3.70%	0.80%	89,763,175	0.03	-	4.35%	0.45%
13-36 months	26,873,267	0.15	-	2.58%	0.98%	36,838,249	0.20	-	3.70%	1.78%
37 months or more	11,055,053	0.40	-	1.46%	1.09%	10,749,382	0.15	-	1.63%	1.15%
Total deposits	717,192,200				0.43%	751,296,668				0.47%
Accrued interest payable	20,886					31,287
Total	$717,213,086					$751,327,955
Accrued interest payable is included in other liabilities in the consolidated statements of financial condition.
Historically, the Company accepted out of market time deposits from various credit unions and/or brokers as a source of funds. The balance of the broker deposits was $5.0 million at September 30, 2013, and the balance of the credit union deposits was $399,391 at September 30, 2013. The Company had no broker deposits or credit union deposits at September 30, 2014.

At September 30, 2014, scheduled maturities of time deposits are as follows:

2015	$159,127,117
2016	34,754,752
2017	14,539,132
2018	10,089,456
2019 and thereafter	12,433,873
Total	$230,944,330
Interest expense on deposits for the years ended September 30, 2014, 2013, and 2012 is summarized as follows:

	Years Ended September 30,
	2014	2013	2012
Demand, NOW, and money market accounts	$584,810	$693,756	$1,035,681
Savings deposits	10,446	23,300	104,043
Time deposits	2,659,776	3,525,792	5,454,537
Total interest expense on deposits	$3,255,032	$4,242,848	$6,594,261
Deposits of certain officers, directors, and their associates totaled $2.4 million and $2.9 million at September 30, 2014 and 2013, respectively. Management believes that such deposits have substantially the same terms as those for comparable transactions with other unrelated parties.

Note 11: Borrowings
At September 30, 2014 and 2013, borrowings are summarized as follows:

	September 30,
	2014	2013
Federal Home Loan Bank advances	$55,000,000	$60,000,000
Total borrowings	$55,000,000	$60,000,000
FHLB advances at September 30, 2014 and 2013 are summarized by year of maturity in the table below:

	September 30, 2014			September 30, 2013
	Amount	Range of interest rates	Weighted average interest rates	Amount	Range of interest rates	Weighted average interest rates
Less than one year	$5,000,000	3.99%	3.99%	$5,000,000	3.80%	3.80%
One to two years	25,000,000	4.33	4.33	5,000,000	3.99	3.99
Two to three years	—	—	—	25,000,000	4.33	4.33
Three to four years	—	—	—	—	—	—
Four to five years	25,000,000	4.30	4.30	25,000,000	4.30	4.30
Thereafter	—	—	—	—	—	—
Total	$55,000,000		4.29%	$60,000,000		4.24%
During 2014, the Company paid off $5.0 million of FHLB advances that matured in March 2014. Additionally, during 2013, the Company paid off $20.0 million of FHLB advances with $10.0 million maturing in March 2013 and another $10.0 million maturing in September 2013.
At September 30, 2014, the Company pledged, under a blanket floating collateral lien with the FHLB, all stock of the FHLB, certain qualifying first mortgage loans with unpaid principal balances totaling $97.8 million certain commercial real estate loans with unpaid principal balances totaling $53.8 million, and certain available for sale securities, with an aggregate carrying amount of $101.7 million.
All of the FHLB advances were fixed rates at September 30, 2014. The Company’s FHLB advances include $25.0 million of advances that are callable by the FHLB under certain circumstances. The advances from the FHLB are subject to prepayment penalties.
At September 30, 2014, the Company had available line of credit commitments with the FHLB totaling $310.7 million, of which $55.0 million was advanced and $255.7 million was available at September 30, 2014 based on total assets; however, based on actual collateral available, $168.9 million was available. At September 30, 2014, the Company had an available line of credit based on the collateral available of $65.8 million with the Federal Reserve Bank of Atlanta.
Interest expense on borrowings for the years ended September 30, 2014, 2013, and 2012, is summarized as follows:

	Years Ended September 30,
	2014	2013	2012
Federal Home Loan Bank
Bank advances	$2,474,733	$3,118,271	$3,994,754
Total	$2,474,733	$3,118,271	$3,994,754

Note 12: Income Taxes
Income tax expense (benefit) attributable to income from continuing operations for the years ended September 30, 2014, 2013, and 2012 consists of:

	Years Ended September 30,
	2014	2013	2012
Federal
Current	$103,108	$6,045,389	$3,057,729
Deferred	2,372,006	(3,270,355)	(2,247,339)
Total federal tax expense	2,475,114	2,775,034	810,390
State
Current	78,537	438,345	320,035
Deferred	188,562	(344,879)	(491,375)
Total state tax expense (benefit)	267,099	93,466	(171,340)
	$2,742,213	$2,868,500	$639,050
The difference between the actual total provision for federal and state income taxes and federal income taxes computed at the statutory rate of 35% for the years ended September 30, 2014, 2013, and 2012 is summarized as follows:

	Years Ended September 30,
	2014	2013	2012
Computed “expected” tax expense	$3,044,071	$3,193,721	$1,966,210
Increase (decrease) in tax expense resulting from:
State income taxes, net of federal tax effect	173,614	60,753	(111,371)
Tax-exempt income	(493,552)	(367,327)	(437,006)
Market value appreciation (depreciation) of ESOP shares	49,005	33,952	(2,816)
Management retirement plan	(7,053)	(12,884)	51,224
Release of uncertain tax position reserve	—	—	(1,010,000)
Other, net	(23,872)	(39,715)	182,809
Income tax expense	$2,742,213	$2,868,500	$639,050
The effective tax rate for the years ended September 30, 2014, 2013, and 2012, was 31.53%, 31.44%, and 11.38%, respectively.
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
Based upon the level of historical taxable income and projections for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefit of these deductible differences at September 30, 2014.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2014 and 2013 are presented below:

	September 30,
	2014	2013
Deferred tax assets:
Allowance for loan losses	$3,296,142	$3,184,149
Deferred compensation	1,688,178	1,463,689
Stock compensation expense	892,415	818,224
Real estate acquired through foreclosure	121,146	43,135
State credits	269,441	31,188
Investment securities market adjustment for tax reporting	45,608	72,495
FDIC transactions	2,022,495	5,367,806
Other-than-temporary impairment	1,195,528	1,195,029
Net unrealized holding losses on securities available for sale	388,494	947,669
Other	1,526,235	1,410,693
Total gross deferred tax assets	11,445,682	14,534,077
Deferred tax liabilities:
Deferred loans cost, net	714,079	576,084
Depreciation	2,339,530	2,448,577
Net unrealized holding gains on securities available for sale	—	—
Other	161,071	158,671
Total gross deferred tax liabilities	3,214,680	3,183,332

Net deferred tax assets	$8,231,002	$11,350,745
The Company adopted the accounting standard relating to accounting for uncertainty in income taxes during 2009. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations. An audit by the Internal Revenue Service of First Charter, MHC, Charter Federal and CharterBank’s federal income taxes for 2009 to 2011 was completed in fiscal 2013. Tax years 2012 and 2013 are subject to examination by the Internal Revenue Service. Tax years 2011 through 2013 are subject to examination by state taxing authorities in Georgia, Alabama and Florida. The Company had no material uncertain tax positions at September 30, 2014 and 2013.
There was no unrecognized tax benefit as of September 30, 2014, 2013 or 2012. A reconciliation of the beginning and ending unrecognized tax benefit for the years ended September 30, 2014, 2013, and 2012 is as follows:

	Years Ended September 30,
	2014	2013	2012
Balance at beginning of the year	$—	$—	$1,010,000
Additions based on tax positions related to the current year	—	—	—
Increase (decrease) based on tax positions related to prior years	—	—	—
Reductions as a result of statutes of limitations expiring	—	—	(1,010,000)
Balance at end of the year	$—	$—	$—

Note 13: Employee Benefits
The Company has a 401(k) Profit Sharing Plan and Trust (the Plan) which covers substantially all of its employees. The Company has no match of employee contributions to the Plan.
The Company has a short-term incentive plan which covers substantially all employees. For the years ended September 30, 2014, 2013, and 2012, the Company expensed $1,793,522, $1,505,329, and $1,860,695, respectively, related to the incentive plans which is recorded in salaries and employee benefits in the consolidated statements of income.
The Company has a 2002 stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. For options granted under the 2002 stock option plan, when granted, the options vest over periods up to 4 or 5 years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 882,876 shares for the plan of which 72,154 have been issued or retired upon the exercise of the option granted under the plan, 656,059 are granted and outstanding and no shares were available to be granted at September 30, 2014 within this plan. All share and share amounts related to employee benefits have been updated to reflect the completion of the second-step conversion on April 8, 2013 at a conversion ratio of 1.2471.
In addition to the plan above, on December 19, 2013, the Company's stockholders approved the 2013 Equity Incentive Plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest over periods no less than 5 years from grant date or upon death or disability. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 1,428,943 shares for the plan of which 971,680 were granted and outstanding during the fiscal year ended September 30, 2014, with the remaining 457,263 shares available to be granted at September 30, 2014.
The fair value of the 971,680 options granted during the fiscal year ended September 30, 2014, was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

971,680 Options

Risk-free interest rate	1.71%
Dividend yield	1.85%
Expected life at date of grant (months)	66 months
Volatility	20.75%
Weighted average grant-date fair value	$1.86

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)
Options outstanding – September 30, 2011	704,955	$8.63	8
Options exercised	—	—	—
Options forfeited	(28,996)	12.12	7
Options granted in 2012	21,201	7.44	9
Options outstanding – September 30, 2012	697,160	8.45	8
Options exercisable at end of year – September 30, 2012	—	$—	—

Options outstanding – September 30, 2012	697,160	$8.45	8
Options exercised	—	—	—
Options forfeited	(37,101)	8.55	6
Options granted in 2013	—	—	—
Options outstanding – September 30, 2013	660,059	8.44	6
Options exercisable at end of year – September 30, 2013	1,995	$8.18	—

Options outstanding – September 30, 2013	660,059	$8.44	6
Options exercised	(659)	8.82	5
Options forfeited	(3,341)	8.82	5
Options granted in 2014	971,680	10.89	9
Options outstanding – September 30, 2014	1,627,739	9.90	8
Options exercisable at end of year – September 30, 2014	395,540	$8.82	4
The stock price at September 30, 2014 was higher than the exercise prices of all options outstanding and exercisable. Total options outstanding at September 30, 2014 had an intrinsic value of $1,481,256 with the stock price higher than all options except for the 971,680 shares granted in this fiscal year. The total intrinsic value of the 395,540 shares exercisable at September 30, 2014 was $744,713.
For the years ended September 30, 2014, 2013, and 2012, 393,545, 1,995, and 0 stock options vested, respectively.
For the years ended September 30, 2014, 2013 and 2012 stock option expense of $291,512, $69,581, and $93,877, respectively, was recorded. As of September 30, 2014, the Company had $1.9 million of unrecognized stock option expense which will be recognized over the next four years.
The following table summarizes information about the options outstanding at September 30, 2014:

Number of options outstanding at September 30, 2014	Remaining contractual life in years	Exercise price per share
393,545	4	$8.82
174,594	6	$8.18
66,720	6	$7.22
16,212	7	$7.34
4,988	7	$7.79
971,680	9	$10.89
1,627,739
In June 2012 the Company adopted a supplemental retirement plan for three executives. The benefit restoration plan and Supplemental Retirement Plan that were previously in place have been frozen. The plan targets 50%, 30% and 10% of salary as a retirement benefit at normal retirement age as a combined payout from all three plans. The Benefit Restoration Plan and prior

Supplemental Retirement Plan provided benefits for 15 years. The new Supplemental Retirement Plan provides benefits for life but at the same level of payment as for the first 15 years. It does not increase to restore the benefit to the targeted level when the benefits under the other plans cease. In the stock conversion and reorganization completed on April 8, 2013, the Company assumed the liability of a supplemental retirement plan, which was previously held at the mutual holding company above Charter Financial Corporation, for the former Chairman of the Board with a balance of $958,576 at September 30, 2014. The combined accrued liability for the four plans at September 30, 2014 and September 30, 2013 was $2,606,816 and $2,685,992, respectively. The expense for the years ended September 30, 2014, 2013 and 2012 was $214,873, $178,031, and $123,288, respectively.
The Company has a Charter Financial Corporation 2001 Recognition and Retention Plan and has granted 14,965 shares of restricted stock to key employees and directors, of which 5,610 shares vested during the year ended September 30, 2014. As of September 30, 2014, 9,355 shares remain in the trust and have not yet vested.
In addition to the above, the Company implemented the Charter Financial Corporation 2013 Equity Incentive Plan as described above, which has 571,577 shares authorized, and during the fiscal year ended September 30, 2014 the Company granted 360,092 shares of restricted stock to key employees and directors. The remaining 211,485 shares are available to be granted at September 30, 2014.

	Years Ended September 30,
	2014	2013	2012
Shares granted	360,092	—	—
Fair value per share at grant date	$10.89	$—	$—
Aggregate value at grant date	$3,921,402	$—	$—
Vesting for current year grants (months)	60	—	—
Expensed for year	$701,469	$59,470	$108,845

	Shares	Weighted average grant date fair value per award
Fiscal 2012 activity
Unvested restricted stock awards – September 30, 2011	43,752	$16.71
Granted	—	—
Vested	13,958	25.78
Cancelled or expired	—	—
Unvested restricted stock awards – September 30, 2012	29,794	$12.45
Fiscal 2013 activity
Granted	—	$—
Vested	14,829	16.77
Cancelled or expired	—	—
Unvested restricted stock awards – September 30, 2013	14,965	$8.18
Fiscal 2014 activity
Granted	360,092	$10.89
Vested	5,610	8.18
Cancelled or expired	—	—
Unvested restricted stock awards – September 30, 2014	369,447	$10.82
Grants between January 1, 2009 and December 1, 2013 will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement at age 65. Grants subsequent to December 1, 2013 will be expensed to the scheduled vesting.
The Company has implemented the Employee Stock Ownership Plan (ESOP) which covers substantially all of its employees. During the initial stock offering of the Company, the ESOP trust borrowed $3,171,580 from the Company to purchase 317,158 shares for allocation under the ESOP. In the incremental stock offering in fiscal 2010 the ESOP purchased an additional 300,000 shares using an additional loan from the Company in the amount of $2,334,000. The ESOP loan amount at April 8, 2013, before the stock conversion was $2,857,780. The conversion proceeds included an allocation to the ESOP Plan that brought the loan amount to $6,480,949 after the stock conversion. The loan to the ESOP is reflected as unearned compensation in stockholders’

equity. As the Company receives principal payments on the loan, shares are released for allocation to participants in the ESOP and unearned compensation is reduced. Shares are freed for allocation to participants in the ESOP based on the principal and interest allocation method. Vesting in the shares of the ESOP occurs after three years of service. Participants in the ESOP may receive a distribution equal to the value of their account upon retirement, death, disability, termination of employment, or termination of the ESOP. The Company records compensation expense associated with the ESOP based on the average market price of the total shares committed to be released during the year as well as the dividends declared on the unallocated shares. The Company expensed $537,675, $495,905, and $311,866, related to the ESOP during the years ended September 30, 2014, 2013, and 2012, respectively, which is included in salaries and employee benefits in the consolidated statements of income. The Company allocated 50,000 shares and 21,006 shares, to participants in the plan during the years ended September 30, 2013 and 2012, respectively, and estimate releasing approximately 50,000 shares for the year ending September 30, 2014. At September 30, 2014, there were 729,190 unallocated shares with a market value of $7,802,333 in the ESOP.

Note 14: Commitments and Contingent Liabilities
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
Standby letters of credit are commitments guaranteeing performance of a customer to a third party. In order to minimize its exposure, the Company's formalized credit practices govern the issuance of standby letters of credit.
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
A summary of the Company’s financial instruments with off-balance-sheet risk at September 30, 2014 and 2013 is as follows:

	September 30,
	2014	2013
Commitments to extend credit	$141,941,564	$82,671,075
Standby letters of credit	1,227,553	1,180,859
Total	$143,169,117	$83,851,934
The carrying amount of commitments to extend credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.
Future minimum lease commitments under all noncancellable operating leases with terms of one year or more are as follows:

September 30,
2014
2015	$691,898
2016	728,415
2017	130,080
2018	107,195
2019	37,200
Thereafter	—
$1,694,788
Rent expense for the years ended September 30, 2014, 2013, and 2012 was $734,940, $706,616 and $1,039,369, respectively, which were included in occupancy expense in the consolidated statements of income.
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

Note 15: Fair Value of Financial Instruments and Fair Value Measurement
Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the years ended September 30, 2014 and 2013, there were no transfers between levels.
At September 30, 2014, the Company held, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S government sponsored entities, mortgage-backed securities, and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. These are inputs used by a third-party pricing service used by the Company. All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.
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
Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information. In prior periods, including at September 30, 2013, the Company affected estimated fair value by a liquidation discount of 5.5%. Due to the continued stabilization of the whole loan market, this liquidation discount was discontinued during the year ended September 30, 2014.
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
COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company’s financial statements at September 30, 2014 and 2013, the fair value of these commitments is not presented.
Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of September 30, 2014 and 2013 are summarized below.

	September 30, 2014
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$99,462,953	$99,462,953	$99,462,953	$—	$—
Investments available for sale	188,743,273	188,743,273	—	188,743,273	—
FHLB stock	3,442,900	3,442,900	—	3,442,900	—
Loans receivable, net	606,366,713	607,754,670	—	—	607,754,670
Loans held for sale	2,054,722	2,090,469	—	2,090,469	—
Cash surrender value of life insurance	47,178,128	47,178,128	—	47,178,128	—
FDIC receivable for loss sharing arrangements	10,531,809	7,658,896	—	—	7,658,896
Assets held for sale	1,744,584	1,744,584	—	—	1,744,584
Accrued interest and dividends receivable	2,459,347	2,459,347	—	538,043	1,921,304
Financial liabilities:
Deposits	$717,192,200	$718,935,248	$—	$718,935,248	$—
FHLB advances	55,000,000	59,391,540	—	59,391,540	—
Accrued interest payable	182,198	182,198	—	182,198	—

	September 30, 2013
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$161,452,481	$161,452,481	$161,452,481	$—	$—
Investments available for sale	215,118,407	215,118,407	—	215,118,407	—
FHLB stock	3,940,300	3,940,300	—	3,940,300	—
Loans receivable, net	579,854,293	549,751,987	—	—	549,751,987
Loans held for sale	1,857,393	1,883,244	—	1,883,244	—
Cash surrender value of life insurance	39,825,881	39,825,881	—	39,825,881	—
FDIC receivable for loss sharing arrangements	29,941,862	29,369,037	—	—	29,369,037
Assets held for sale	1,744,584	1,744,584	—	—	1,744,584
Accrued interest and dividends receivable	2,728,902	2,728,902	—	642,244	2,086,658
Financial liabilities:
Deposits	$751,296,668	$724,702,400	$—	$724,702,400	$—
FHLB advances	60,000,000	66,297,123	—	66,297,123	—
Accrued interest payable	200,173	200,173	—	200,173	—
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
The Company also holds assets available for sale reported at fair value consisting of three former branches, a parcel of land adjacent to a current branch and a parcel of land initially acquired as a proposed branch site that are included in other assets. The fair value of these assets is determined using current appraisals adjusted at management's discretion to reflect any decline in the fair value of the properties since the time the appraisal was performed. Appraisal values are reviewed and monitored internally and fair value is reassessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. All of the Company's assets held for sale fall into level 3 of the fair value hierarchy.
Assets and Liabilities Measured on a Recurring Basis:
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	September 30, 2014
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Tax free municipals	$13,457,203	$—	$13,457,203	$—
Mortgage–backed securities:
FHLMC certificates	44,025,928	—	44,025,928	—
FNMA certificates	118,278,377	—	118,278,377	—
GNMA certificates	1,697,844	—	1,697,844	—
Collateralized mortgage obligations:
FHLMC	53,496	—	53,496	—
FNMA	80,156	—	80,156	—
Private-label mortgage securities:
Investment grade	1,446,858	—	1,446,858	—
Split rating (1)	1,094,107	—	1,094,107	—
Non-investment grade	8,609,304	—	8,609,304	—
Total investment securities available for sale	188,743,273	—	188,743,273	—
Assets held for sale	1,744,584	—	—	1,744,584
Total recurring assets at fair value	$190,487,857	$—	$188,743,273	$1,744,584
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2013
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Tax free municipals	$14,913,592	$—	$14,913,592	$—
U.S. government sponsored entities	5,030,043	—	5,030,043	—
Mortgage–backed securities:
FHLMC certificates	53,165,417	—	53,165,417	—
FNMA certificates	116,301,309	—	116,301,309	—
GNMA certificates	1,845,617	—	1,845,617	—
Collateralized mortgage-backed securities:
FNMA	7,256,485	—	7,256,485	—
Collateralized mortgage obligations:
FHLMC	407,854	—	407,854	—
FNMA	2,274,370	—	2,274,370	—
Private-label mortgage securities:
Investment grade	1,949,995	—	1,949,995	—
Split rating (1)	1,238,508	—	1,238,508	—
Non-investment grade	10,735,217	—	10,735,217	—
Total investment securities available for sale	215,118,407	—	215,118,407	—
Assets held for sale	1,744,584	—	—	1,744,584
Total recurring assets at fair value	$216,862,991	$—	$215,118,407	$1,744,584
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.
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
A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis is as follows:

	Year Ended September 30,
	2014	2013
Fair value, beginning balance	$1,744,584	$1,054,280
Valuation loss recognized in noninterest expense	—	(467,841)
Transfers in and/or out of level 3	—	1,158,145
Fair value, ending balance	$1,744,584	$1,744,584

Assets and Liabilities Measured on a Nonrecurring Basis:
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

	Fair value measurements using:
		Quoted prices in active markets for identical assets	Quoted prices for similar assets	Significant unobservable inputs
	Fair value	(Level 1 inputs)	(Level 2 inputs)	(Level 3 inputs)
September 30, 2014
Impaired loans:
Not covered under loss share	$3,174,410	$—	$—	$3,174,410
Other real estate owned:
Not covered under loss share	1,757,864	—	—	1,757,864
Covered under loss share	5,557,927	—	—	5,557,927
September 30, 2013
Impaired loans:
Not covered under loss share	$3,338,298	$—	$—	$3,338,298
Other real estate owned:
Not covered under loss share	1,615,036	—	—	1,615,036
Covered under loss share	14,068,846	—	—	14,068,846
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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	General Range (Discount)			Average Discount
Impaired Loans	$3,174,410	Property appraisals	Management discount for property type and recent market volatility	16%	—	41%	28%
OREO	$7,315,791	Property appraisals	Management discount for property type and recent market volatility	29%	—	38%	36%
Assets Held for Sale	$1,744,584	Valuation analysis	Management discount for property type and recent market volatility	—%	—	50%	34%
Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of September 30, 2014 and 2013.

Note 16: Regulatory Matters
The Bank is required to maintain noninterest-bearing cash reserve balances. The aggregate average cash reserve balances maintained at September 30, 2014 and 2013 to satisfy the regulatory requirement were $2.5 million and $10.5 million, respectively.
Under OCC regulations, the Bank is required to measure its interest rate risk and maintain the interest rate risk within limits the Bank establishes. Based on its asset/liability structure at September 30, 2014, the Bank’s earnings may be negatively impacted if interest rates increase significantly.
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
As of September 30, 2014, the most recent notification from the OCC categorized CharterBank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, CharterBank must maintain minimum total risk-based, Tier 1 risk-based and core/leverage ratios as set forth in the following table. Management is not aware of the existence of any conditions or events occurring subsequent to September 30, 2014 which would affect CharterBank’s well-capitalized classification.

The table of regulatory compliance with minimum capital requirements for CharterBank is presented below at September 30, 2014 and 2013:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2014
Total risk-based capital (to risk-weighted assets)	$186,154	27.9%	$53,368	8.0%	$66,710	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	177,801	26.7	26,684	4.0	40,026	6.0
Tier 1 leverage (to average assets)	177,801	17.7	40,255	4.0	50,318	5.0
September 30, 2013
Total risk-based capital (to risk-weighted assets)	$209,930	33.8%	$49,648	8.0%	$62,060	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	202,119	32.6	24,824	4.0	37,236	6.0
Tier 1 leverage (to average assets)	202,119	18.6	43,572	4.0	54,465	5.0
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
Prior to the Company's completion of its conversion and reorganization on April 8, 2013, the Company’s ability to pay dividends and the amount of such dividends was affected by the election of First Charter, MHC, the Company’s mutual holding company, to waive the receipt of dividends declared by Charter Federal. First Charter, MHC had historically waived its right to receive most dividends on its shares of Charter Federal common stock, which meant that Charter Federal had more cash resources to pay dividends to its public stockholders than if First Charter, MHC had accepted such dividends. First Charter, MHC received a waiver in early 2011 from the Office of Thrift Supervision that provided permission to First Charter, MHC to waive dividends in calendar 2011 including the dividend that was paid on December 29, 2011. First Charter, MHC also received a waiver in 2012 from the Federal Reserve that provided permission to First Charter, MHC to waive dividends that were paid on May 25, 2012. First Charter, MHC waived dividends of $422,896, during the year ended September 30, 2012.
The OCC has guidelines that limit the Bank’s investment in BOLI to 25% of the Bank’s regulatory capital. The Bank subsidiary had 25.3% of its regulatory capital invested in BOLI at September 30, 2014. Although the Company slightly exceeded the recommended limit of regulatory capital invested in BOLI, no undue concentration of risk was assumed during the period.

Note 17: Related Parties
During the years ended September 30, 2014, 2013, and 2012 the Company paid approximately $33,517, $37,820 and $148,449, respectively, in insurance premiums to a broker in which a board member is one of the principals of the company.
See Note 5 - Loans Receivable and Note 10 - Deposits for disclosures of loan and deposit relationships of related parties. Management believes transactions entered into with related parties are in the ordinary course of business and on terms similar to transactions with unaffiliated parties.

Note 18: Condensed Financial Statements of Charter Financial Corporation (Parent Only)
The following represents Parent Company only condensed financial information of Charter Financial Corporation:

	September 30,
	2014	2013
Assets
Cash	$42,228,157	$65,763,818
Investment in subsidiary	181,795,594	204,604,151
Deferred tax asset	1,936,887	5,495,885
Other assets	759,355	22,319
Total assets	$226,719,993	$275,886,173

Liabilities and Stockholders’ Equity
Liabilities
Accrued expenses	$1,765,124	$2,108,337
Total liabilities	1,765,124	2,108,337
Stockholders’ equity:
Common stock, $0.01 par value; 18,261,388 shares issued and outstanding at September 30, 2014 and 22,752,214 shares issued and outstanding at September 30, 2013	182,614	227,522
Preferred stock, $0.01 par value; 50,000,000 shares authorized at September 30, 2014 and September 30, 2013	—	—
Additional paid-in capital	119,586,164	171,729,570
Unearned compensation – ESOP	(5,984,317)	(6,480,949)
Retained earnings	111,924,543	110,141,286
Accumulated other comprehensive loss	(754,135)	(1,839,593)
Total stockholders’ equity	224,954,869	273,777,836
Total liabilities and stockholders’ equity	$226,719,993	$275,886,173

	Years Ended September 30,
	2014	2013	2012
Income:
Interest income	$122,690	$91,260	$13,976
Loss on other investment	—	—	—
Other income	1	—	—
Total operating income	122,691	91,260	13,976
Expenses:
Salaries and employee benefits	1,361,254	443,064	312,915
Occupancy	23,361	33,048	38,648
Legal and professional	324,469	279,268	375,298
Marketing	236,551	112,146	98,597
Other	283,704	210,318	173,305
Total operating expenses	2,229,339	1,077,844	998,763
Loss before income taxes	(2,106,648)	(986,584)	(984,787)
Income tax benefit	(705,795)	(335,867)	(333,631)
Loss before equity in undistributed net income of subsidiary	(1,400,853)	(650,717)	(651,156)
Equity in undistributed net income of subsidiary	7,355,986	6,907,134	5,629,848
Net income	$5,955,133	$6,256,417	$4,978,692

	Years Ended September 30,
	2014	2013	2012
Cash flows from operating activities:
Net income	$5,955,133	$6,256,417	$4,978,692
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Deferred tax expense (benefit)	3,558,998	(919,375)	(1,198,631)
Restricted stock award expense	701,468	59,470	108,845
Stock based compensation expense	291,512	69,581	93,876
Equity in undistributed net income of subsidiary	(7,355,986)	(6,907,134)	(5,629,848)
(Increase) decrease in other assets	(737,035)	11,144	107,958
Increase in accrued expenses	213,636	1,673,657	294,062
Net cash provided by (used in) operating activities	2,627,726	243,760	(1,245,046)
Cash flows from investing activities:
Capital distribution (infusion) with Bank subsidiary	31,250,000	(69,000,000)	6,000,000
Net cash provided by (used in) investing activities	31,250,000	(69,000,000)	6,000,000
Cash flows from financing activities:
Purchase of treasury stock awards	(53,238,798)	(1,163,515)	(3,588,013)
Dividends on restricted stock awards	36,009	25	(80)
First Charter elimination	—	229,564	—
Stock issuance	—	135,378,486	—
Dividends paid	(4,210,598)	(7,690,558)	(1,368,870)
Net cash (used in) provided by financing activities	(57,413,387)	126,754,002	(4,956,963)
Net (decrease) increase in cash	(23,535,661)	57,997,762	(202,009)
Cash and cash equivalents, beginning of period	65,763,818	7,766,056	7,968,065
Cash and cash equivalents, end of period	$42,228,157	$65,763,818	$7,766,056
Supplemental disclosures of cash flow information:
Income taxes paid	$—	$105,110	$5,000
Issuance of ESOP common stock	592,857	160,596	158,269
Effect of restricted stock awards	662,747	53,042	659,633
Unrealized gain (loss) on securities available for sale, net	1,085,458	(2,042,973)	2,174,838

Note 19: Common Stock Offering
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
In accordance with the Board of Governors of the Federal Reserve System regulations, at the time of the reorganization, the Company substantially restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The Bank will establish a parallel liquidation account to support the Company's liquidation account in the event the Company does not have sufficient assets to fund its obligations under its liquidation account. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation accounts. In the event of a complete liquidation of the Bank or the Company, each account holder will be entitled to receive a distribution in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our President and Chief Executive Officer, our Chief Financial Officer, and other members of our senior management team have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of September 30, 2014. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us in reports that are filed or submitted under the Exchange Act, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely discussions regarding required disclosures.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, utilizing the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2014 is effective.
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
The Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting as of September 30, 2014. The report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of September 30, 2014, is included in this Report on Form 10-K.
Changes to Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(d)Equity Compensation Plan Information
The following table sets forth information as of September 30, 2014 about Company common stock that may be issued upon the exercise of options under the Charter Financial Corporation 2001 Stock Option Plan and the Charter Financial Corporation 2013 Equity Incentive Plan which were both approved by Charter Financial’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,627,739	$9.90	457,263
Equity compensation plans not approved by security holders	—	—	—
Total	1,627,739	$9.90	457,263

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

3.1	Articles of Incorporation of Charter Financial Corporation (4)

3.2	Bylaws of Charter Financial Corporation (5)

4.1	Specimen Stock Certificate of Charter Financial Corporation (6)

10.1	Amended and Restated Employment Agreement between Charter Financial Corporation and Robert L. Johnson, dated December 5, 2014 (7)

10.2	Form of Indemnification Agreement between Charter Financial Corporation and certain officers and directors (8)

10.3	Amended and Restated Change in Control Agreement with Curtis R. Kollar, dated December 23, 2009 (9)

10.4	Amended and Restated Change in Control Agreement with William C. Gladden, dated December 23, 2009 (10)

10.5	Amended and Restated Change in Control Agreement with Lee Washam, dated December 23, 2009 (11)

10.6	Salary Continuation Agreement with Robert L. Johnson, dated January 1, 2009 (12)

10.7	Amendment to Freeze Benefit Accruals under the Salary Continuation Plan with Robert L. Johnson, dated September 25, 2012 (13)

10.8	Salary Continuation Agreement with Curtis R. Kollar, dated January 1, 2009 (14)

10.9	Amendment to Freeze Benefit Accruals under the Salary Continuation Plan with Curtis R. Kollar, dated September 25, 2012 (15)

10.10	Salary Continuation Agreement with Lee Washam, dated January 1, 2009 (16)

10.11	Amendment to Freeze Benefit Accruals under the Salary Continuation Plan with Lee Washam, dated September 25, 2012 (17)

10.12	Amended and Restated Benefit Restoration Plan, dated December 23, 2005 (18)

10.13	Amendment to Amended and Restated Benefit Restoration Plan, dated January 27, 2009 (19)

10.14	2001 Stock Option Plan, dated April 24, 2002 (20)

10.15	2001 Recognition and Retention Plan, dated April 24, 2002 (21)

10.16	Endorsement Split-Dollar Life Insurance Plan, dated April 1, 2006, benefiting Robert L. Johnson, Curtis R. Kollar, Lee Washam and William C. Gladden (22)

10.17	Split Dollar Agreement with Robert L. Johnson, dated June 18, 2010 (23)

10.18	Amendment to Split Dollar Agreement with Robert L. Johnson, dated September 25, 2012 (24)

10.19	Split Dollar Agreement with Curtis R. Kollar, dated June 18, 2010 (25)

10.20	Amendment to Split Dollar Agreement with Curtis R. Kollar, dated September 25, 2012 (26)

10.21	Split Dollar Agreement with Lee Washam, dated June 18, 2010 (27)

10.22	Amendment to Split Dollar Agreement with Lee Washam, dated September 25, 2012 (28)

10.23	Endorsement Split-Dollar Agreement with David Z. Cauble, dated June 1, 2006 (29)

10.24	Endorsement Split-Dollar Agreement with Jane W. Darden, dated June 1, 2006 (30)

10.25	Endorsement Split-Dollar Agreement with Thomas M. Lane, dated June 1, 2006 (31)

10.26	Endorsement Split-Dollar Agreement with David L. Strobel, dated June 1, 2006 (32)

10.27	Supplemental Executive Retirement Plan Agreement for Robert L. Johnson, dated September 25, 2012 (33)

10.28	Supplemental Executive Retirement Plan Agreement for Curt Kollar, dated September 25, 2012 (34)

10.29	Supplemental Executive Retirement Plan Agreement for Lee Washam, dated September 25, 2012 (35)

10.30	Projected Benefit Schedule for Supplemental Executive Retirement Plan Agreements (36)

10.31	2013 Equity Incentive Plan, dated December 11, 2013 (37)

21.0	List of Subsidiaries (38)

23.0	Consent of Dixon Hughes Goodman LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as added by Section 906 of The Sarbanes-Oxley Act of 2002

101
The following financial statements of Charter Financial Corporation at September 30, 2014 and 2013 and for the fiscal years ended September 30, 2014, 2013 and 2012 formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

(7)
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Charter Financial Corporation, a Maryland corporation (File No. 001-35870), filed with the Securities and Exchange Commission on December 11, 2014.

(8)	Filed herewith.

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

(37)
Incorporated by reference to Appendix A to the proxy statement for the Special Meeting of Shareholders of Charter Financial Corporation, a Maryland corporation (file no. 001-35870) filed with the Securities and Exchange Commission on November 6, 2013.

(38)
Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 12, 2014.

CHARTER FINANCIAL CORPORATION

By:	/s/ Robert L. Johnson
Robert L. Johnson
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with Charter Financial Corporation indicated on December 12, 2014.

/s/ Robert L. Johnson	Chairman, President and Chief Executive Officer
Robert L. Johnson	(principal executive officer)

/s/ Curtis R. Kollar	Senior Vice President and Chief Financial Officer
Curtis R. Kollar	(principal accounting and financial officer)

/s/ David Z. Cauble, III	Director
David Z. Cauble, III

/s/ Jane W. Darden	Director
Jane W. Darden

/s/ Edward Smith	Director
Edward Smith

/s/ Curti M. Johnson	Senior Vice President, General Counsel and Director
Curti M. Johnson

/s/ Thomas M. Lane	Director
Thomas M. Lane

/s/ David L. Strobel	Director
David L. Strobel