Form 10-Q
period 2014-12-31
Charter Financial Corp
filed 2015-02-09
CIK 1478726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s common stock outstanding as of January 30, 2015 was 16,862,905.

CHARTER FINANCIAL CORPORATION

		Page No.
Part I. Financial Information

Item 1.	Consolidated Financial Statements (unaudited)	1
	Condensed Consolidated Statements of Financial Condition at December 31, 2014 (unaudited) and September 30, 2014 (audited)	1
	Unaudited Condensed Consolidated Statements of Income for the Three Months Ended December 31, 2014 and 2013	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended December 31, 2014 and 2013	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended December 31, 2014 (unaudited) and Year Ended September 30, 2014 (audited)	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2014 and 2013	5
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47
Item 4.	Controls and Procedures	48

Part II. Other Information

Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	50
	Signatures	51

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

		(audited)
	December 31, 2014	September 30, 2014
Assets
Cash and amounts due from depository institutions	$11,132,323	$10,996,959
Interest-earning deposits in other financial institutions	37,599,236	88,465,994
Cash and cash equivalents	48,731,559	99,462,953
Loans held for sale, fair value of $2,247,435 and $2,090,469	2,201,343	2,054,722
Investment securities available for sale	191,995,254	188,743,273
Federal Home Loan Bank stock	3,442,900	3,442,900
Loans receivable:
Not covered under FDIC loss sharing agreements	570,662,644	546,570,720
Covered under FDIC loss sharing agreements	68,028,575	70,631,743
Allowance for loan losses (covered loans)	(1,012,679)	(997,524)
Unamortized loan origination fees, net (non-covered loans)	(1,444,721)	(1,364,853)
Allowance for loan losses (non-covered loans)	(8,494,197)	(8,473,373)
Loans receivable, net	627,739,622	606,366,713
Other real estate owned:
Not covered under FDIC loss sharing agreements	953,988	1,757,864
Covered under FDIC loss sharing agreements	4,554,134	5,557,927
Accrued interest and dividends receivable	2,498,125	2,459,347
Premises and equipment, net	20,316,105	20,571,541
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	452,548	423,676
Cash surrender value of life insurance	47,502,540	47,178,128
FDIC receivable for loss sharing agreements	8,924,035	10,531,809
Deferred income taxes	7,854,292	8,231,002
Other assets	8,285,345	9,254,001
Total assets	$979,777,072	$1,010,361,138

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$701,475,073	$717,192,200
FHLB advances	55,000,000	55,000,000
Advance payments by borrowers for taxes and insurance	644,078	1,312,283
Other liabilities	9,472,068	11,901,786
Total liabilities	766,591,219	785,406,269
Stockholders’ equity:
Common stock, $0.01 par value; 16,962,609 shares issued and outstanding at December 31, 2014 and 18,261,388 shares issued and outstanding at September 30, 2014	169,626	182,614
Preferred stock, $0.01 par value; 50,000,000 shares authorized at December 31, 2014 and September 30, 2014	—	—
Additional paid-in capital	105,789,844	119,586,164
Unearned compensation – ESOP	(5,551,193)	(5,984,317)
Retained earnings	112,800,450	111,924,543
Accumulated other comprehensive loss	(22,874)	(754,135)
Total stockholders’ equity	213,185,853	224,954,869

Total liabilities and stockholders’ equity	$979,777,072	$1,010,361,138

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,
	2014	2013
Interest income:
Loans receivable	$8,904,633	$8,154,690
Mortgage-backed securities and collateralized mortgage obligations	830,677	968,713
Federal Home Loan Bank stock	36,708	30,032
Other investment securities available for sale	44,853	18,807
Interest-earning deposits in other financial institutions	41,036	85,297
Amortization of FDIC loss share receivable	(888,911)	—
Total interest income	8,968,996	9,257,539
Interest expense:
Deposits	732,927	885,425
Borrowings	602,746	650,868
Total interest expense	1,335,673	1,536,293
Net interest income	7,633,323	7,721,246
Provision for loan losses, not covered under FDIC loss sharing agreements	—	300,000
Provision for covered loan losses	4,000	2,116
Net interest income after provision for loan losses	7,629,323	7,419,130
Noninterest income:
Service charges on deposit accounts	1,581,978	1,428,315
Bankcard fees	947,623	827,211
Gain on investment securities available for sale	684	—
Bank owned life insurance	324,413	307,701
Gain on sale of loans and loan servicing release fees	367,002	172,385
Brokerage commissions	154,304	144,525
FDIC receivable for loss sharing agreements accretion (impairment)	47,461	(89,742)
Other	142,502	1,326,019
Total noninterest income	3,565,967	4,116,414
Noninterest expenses:
Salaries and employee benefits	5,014,267	4,700,952
Occupancy	1,875,663	1,892,415
Legal and professional	240,626	553,947
Marketing	265,232	299,740
Federal insurance premiums and other regulatory fees	195,590	251,350
Net (benefit) cost of operations of real estate owned	(57,320)	288,802
Furniture and equipment	150,535	166,022
Postage, office supplies and printing	240,607	225,848
Core deposit intangible amortization expense	74,308	106,318
Other	736,281	714,682
Total noninterest expenses	8,735,789	9,200,076
Income before income taxes	2,459,501	2,335,468
Income tax expense	785,998	698,400
Net income	$1,673,503	$1,637,068
Basic net income per share	$0.10	$0.07
Diluted net income per share	$0.10	$0.07
Weighted average number of common shares outstanding	16,175,485	22,006,657
Weighted average number of common and potential common shares outstanding	16,709,543	22,527,837

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,
	2014	2013

Net income	$1,673,503	$1,637,068
Less reclassification adjustment for net gains realized in net income, net of taxes of $264 and $0, respectively	(420)	—
Net unrealized holding gains (losses) on investment and mortgage securities available for sale arising during the period, net of taxes of $459,982 and $(390,877), respectively	731,681	(621,758)
Comprehensive income	$2,404,764	$1,015,310

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity

Balance at September 30, 2013 (audited)	22,752,214	$227,522	$171,729,570	$(6,480,949)	$110,141,286	$(1,839,593)	$273,777,836
Net income	—	—	—	—	5,955,133	—	5,955,133
Dividends paid, $0.20 per share	—	—	—	—	(4,171,876)	—	(4,171,876)
Change in unrealized loss on securities	—	—	—	—	—	1,085,458	1,085,458
Allocation of ESOP common stock	—	—	96,225	496,632	—	—	592,857
Effect of restricted stock awards	—	—	662,747	—	—	—	662,747
Stock option expense	—	—	291,512	—	—	—	291,512
Issuance of common stock, restricted stock	360,751	3,608	(3,608)	—	—	—	—
Repurchase of shares	(4,851,577)	(48,516)	(53,190,282)	—	—	—	(53,238,798)
Balance at September 30, 2014 (audited)	18,261,388	$182,614	$119,586,164	$(5,984,317)	$111,924,543	$(754,135)	$224,954,869
Net income	—	—	—	—	1,673,503	—	1,673,503
Dividends paid, $0.05 per share	—	—	—	—	(797,596)	—	(797,596)
Change in unrealized loss on securities	—	—	—	—	—	731,261	731,261
Allocation of ESOP common stock	—	—	128,135	433,124	—	—	561,259
Effect of restricted stock awards	—	—	198,697	—	—	—	198,697
Stock option expense	—	—	82,749	—	—	—	82,749
Repurchase of shares	(1,298,779)	(12,988)	(14,205,901)	—	—	—	(14,218,889)
Balance at December 31, 2014	16,962,609	$169,626	$105,789,844	$(5,551,193)	$112,800,450	$(22,874)	$213,185,853

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,673,503	$1,637,068
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses, not covered under FDIC loss sharing agreements	—	300,000
Provision for covered loan losses	4,000	2,116
Provision for FDIC receivable impairment	—	225,000
Depreciation and amortization	319,780	359,930
Accretion and amortization of premiums and discounts, net	392,788	532,337
Accretion of fair value discounts related to covered loans	(1,560,960)	(1,191,982)
Accretion of fair value discounts related to FDIC receivable	(47,461)	(135,258)
Amortization of FDIC loss share receivable	888,911	—
Gain on sale of loans and loan servicing release fees	(367,002)	(172,385)
Proceeds from sale of loans	12,543,287	7,361,855
Originations and purchases of loans held for sale	(12,322,906)	(8,908,980)
Gain on sale of mortgage-backed securities, collateralized mortgage obligations and other investments	(684)	—
Write down of real estate owned	11,096	200,165
Gain on sale of real estate owned	(137,289)	(18,760)
Gain on sale of fixed assets	(3,250)	—
Restricted stock award expense	198,697	67,652
Stock option expense	82,749	52,082
Increase in cash surrender value of bank owned life insurance	(324,413)	(307,701)
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(38,778)	144,735
Decrease in other assets	865,477	2,483,872
Decrease in other liabilities	(1,868,459)	(1,840,667)
Net cash provided by operating activities	309,086	791,079
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	6,439,319	—
Principal collections on investment securities available for sale	5,440,247	6,599,964
Purchase of investment securities available for sale	(18,094,730)	(7,050,200)
Proceeds from maturities or calls of investment securities available for sale	3,679,050	6,030,000
Net (increase) decrease in loans receivable	(20,849,620)	3,411,876
Net decrease in FDIC receivable	402,154	4,653,085
Principal Reductions of REO	39,961	—
Proceeds from sale of real estate owned	3,291,742	4,138,741
Proceeds from sale of premises and equipment	3,250	—
Purchase of bank owned life insurance	—	(6,100,000)
Disposal (purchase) of premises and equipment	9,964	(35,252)
Net cash provided by (used in) investing activities	(19,638,663)	11,648,214
Cash flows from financing activities:
Repurchase of shares	(14,218,889)	(1,243,775)
Dividends paid	(797,596)	(1,097,904)
Decrease in deposits	(15,717,127)	(13,642,360)
Net decrease in advance payments by borrowers for taxes and insurance	(668,205)	(639,767)

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) continued

	Three Months Ended December 31,
	2014	2013

Net cash used in financing activities	(31,401,817)	(16,623,806)
Net decrease in cash and cash equivalents	(50,731,394)	(4,184,513)
Cash and cash equivalents at beginning of period	99,462,953	161,452,481
Cash and cash equivalents at end of period	$48,731,559	$157,267,968
Supplemental disclosures of cash flow information:
Interest paid	$1,337,642	$1,544,631
Income taxes paid	—	29,750
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$1,033,671	$765,639
Write down of real estate owned reimbursed by the FDIC	73,792	277,574
Gain on real estate sold payable to the FDIC	437,962	143,794
Provision for covered loan losses reimbursed by the FDIC	76,000	(529,798)
Issuance of common stock under stock benefit plan	561,259	592,857
Unrealized gain (loss) on investment securities available for sale, net	731,261	(621,758)

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 2: Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Charter Financial Corporation and subsidiary include the accounts of the Company and the Bank as of December 31, 2014 and September 30, 2014 (derived from audited financial statements), and for the three-month periods ended December 31, 2014 and 2013. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three-month period ended December 31, 2014 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

Note 3: Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure (“ASU 2014-14”). This standard provides guidance on how holders of certain government-guaranteed loans (e.g., mortgage loans guaranteed by the FHA or VA) should present such loans upon foreclosure. Specifically, the ASU provides that, upon foreclosure, government-guaranteed loans within the scope of the standard should be derecognized and re-recognized as a separate other receivable (i.e., a receivable from the government entity guaranteeing the loan). The standard does not require any new disclosures about such loans. ASU 2014-14 is effective for the Company for annual and interim periods beginning after December 15, 2014, and is not expected to have a material impact on the Company’s balance sheet or results of operations.

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

Note 4: Investment Securities

Investment securities available for sale are summarized as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Tax-free municipals	$3,213,296	$61	$(878)	$3,212,479
Collateralized loan obligations	18,097,002	—	(2,272)	18,094,730
Mortgage-backed securities:
FHLMC certificates	41,994,734	538,881	(228,219)	42,305,396
FNMA certificates	116,175,652	589,370	(913,697)	115,851,325
GNMA certificates	1,584,907	81,179	—	1,666,086
Collateralized mortgage obligations:
FHLMC	43,915	3,454	—	47,369
FNMA	73,460	1,802	—	75,262
Private-label mortgage securities: (1)
Investment grade	1,361,538	7,677	(48,658)	1,320,557
Split rating (2)	1,045,734	—	(6,579)	1,039,155
Non-investment grade	8,439,674	26,959	(83,738)	8,382,895
Total	$192,029,912	$1,249,383	$(1,284,041)	$191,995,254
________________________________

(1)	Credit ratings are current as of December 31, 2014.

(2)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Tax-free municipals	$13,430,732	$26,471	$—	$13,457,203
Mortgage-backed securities:
FHLMC certificates	44,036,704	359,644	(370,420)	44,025,928
FNMA certificates	119,445,041	499,772	(1,666,436)	118,278,377
GNMA certificates	1,595,029	102,815	—	1,697,844
Collateralized mortgage obligations:
FHLMC	49,425	4,071	—	53,496
FNMA	78,152	2,004	—	80,156
Private-label mortgage securities:
Investment grade	1,485,804	8,941	(47,887)	1,446,858
Split rating (1)	1,090,524	3,583	—	1,094,107
Non-investment grade	8,674,491	45,243	(110,430)	8,609,304
Total	$189,885,902	$1,052,544	$(2,195,173)	$188,743,273
______________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the municipal bonds in the table below are pre-funded and are expected to be prepaid before contractual maturity.

	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due from one year to five years	628,342	628,345
Due after five years	20,681,956	20,678,864
Mortgage-backed securities	170,719,614	170,688,045
Total	$192,029,912	$191,995,254

Proceeds from called or matured investment securities available for sale during the three months ended December 31, 2014 and 2013, were $3.7 million and $6.0 million, respectively. Proceeds from sales of investment securities available for sale during the three months ended December 31, 2014 were $6.4 million. Gross realized gains on the sale of these securities were $2,507 and gross realized losses on the sale of these securities were $1,823 for the three months ended December 31, 2014. There were no sales of investment securities during the three months ended December 31, 2013.

Investment securities available for sale with an aggregate carrying amount of $92.8 million and $101.7 million at December 31, 2014 and September 30, 2014, respectively, were pledged to secure FHLB advances.

Investment securities available for sale that had been in a continuous unrealized loss position for less than 12 months at December 31, 2014 and September 30, 2014 are as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Tax-free municipals	$2,871,135	$(878)	$2,870,257
Collateralized loan obligations	18,097,002	(2,272)	18,094,730
Mortgage-backed securities:
FNMA certificates	7,511,483	(16,358)	7,495,125
Collateralized mortgage obligations:
Private-label mortgage securities	2,776,994	(73,167)	2,703,827
Total	$31,256,614	$(92,675)	$31,163,939

	September 30, 2014
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FNMA certificates	$6,164,452	$(2,285)	$6,162,167
Collateralized mortgage obligations:
Private-label mortgage securities	1,900,526	(59,509)	1,841,017
Total	$8,064,978	$(61,794)	$8,003,184

Investment securities available for sale that had been in a continuous unrealized loss position for greater than 12 months at December 31, 2014 and September 30, 2014 are as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FHLMC certificates	$18,179,723	$(228,219)	$17,951,504
FNMA certificates	75,306,549	(897,339)	74,409,210
Collateralized mortgage obligations:
Private-label mortgage securities	4,078,669	(65,808)	4,012,861
Total	$97,564,941	$(1,191,366)	$96,373,575

	September 30, 2014
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FHLMC certificates	$18,849,864	$(370,420)	$18,479,444
FNMA certificates	77,274,838	(1,664,152)	75,610,686
Collateralized mortgage obligations:
Private-label mortgage securities	4,188,449	(98,807)	4,089,642
Total	$100,313,151	$(2,133,379)	$98,179,772

At December 31, 2014 the Company had approximately $139,000 of gross unrealized losses on private-label mortgage securities with aggregate amortized cost of approximately $6.9 million. During the quarter ended December 31, 2014 the Company did not record any other than temporary impairment charges. Other than what is discussed in the paragraphs below, the Company is projecting that it will receive all contractual cash flows so there is no break in yield or additional other than temporary impairment.

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

The Company previously recognized $380,000 in credit losses on its investment portfolio. The Company recorded no such credit losses during the three months ended December 31, 2014 and 2013.

The following table shows issuer-specific information, including current par value, book value, fair value, credit rating and unrealized gain (loss) for the Company's portfolio of non-agency collateralized mortgage obligations as of December 31, 2014:

Cusip	Description	Credit Rating (1)			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Amortized Cost	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch	(dollars in thousands)
Investment Grade
36228FQF6	GSR 2003-4F 1A2	n/a	AA+	BBB	$—	$168	$168	$171	$3
55265KL80	MASTR 2003-8 4A1	n/a	A+	AAA	—	309	307	312	5
86359BVF5	SARM 2004-6 3A3	n/a	A+	n/a	—	886	887	838	(49)
	Total				—	1,363	1,362	1,321	(41)
Split Rating
17307GDL9	CMLTI 2004-HYB1 A31	Ba3	n/a	BBB	—	1,046	1,046	1,039	(7)
	Total				—	1,046	1,046	1,039	(7)
Non-Investment Grade
576433UQ7	MARM 2004-13 B1	NR	CCC	n/a	380	3,573	3,192	3,175	(17)
576433VN3	MARM 2004-15 4A1	B3	n/a	B	—	1,731	1,731	1,665	(66)
576433QD1	MARM 2004-7 5A1	Ba3	BB	n/a	—	3,516	3,517	3,543	26
	Total				380	8,820	8,440	8,383	(57)
	Grand Total				$380	$11,229	$10,848	$10,743	$(105)
______________________________

(1)	Credit ratings are current as of December 31, 2014.

Changes in accumulated other comprehensive income/loss by component for the three months ended December 31, 2014 and 2013 are shown in the table below. All amounts are net of tax. The line item affected in the consolidated statements of income by the reclassified amounts is gain on investment securities available for sale.

	Unrealized Losses on Available-for-Sale Securities
	Three Months Ended December 31,
	2014	2013
Beginning balance	$(754,135)	$(1,839,593)
Other comprehensive income (loss) before reclassifications	731,681	(621,758)
Amounts reclassified from accumulated other comprehensive loss	(420)	—
Net current-period other comprehensive income (loss)	731,261	(621,758)
Ending balance	$(22,874)	$(2,461,351)

Note 5: Loans Receivable

Loans not covered by loss share agreements are summarized as follows:

	December 31, 2014	September 30, 2014
Loans not covered by loss sharing agreements:
1-4 family residential real estate	$157,339,862	$152,810,501
Commercial real estate	313,657,621	300,556,023
Commercial	27,844,426	24,759,682
Real estate construction	67,195,749	63,485,411
Consumer and other	4,624,986	4,959,103
Loans receivable, net of undisbursed proceeds of loans in process	570,662,644	546,570,720
Less:
Unamortized loan origination fees, net	1,444,721	1,364,853
Allowance for loan losses	8,494,197	8,473,373
Total loans not covered, net	$560,723,726	$536,732,494

The carrying amount of covered loans at December 31, 2014 and September 30, 2014, consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following tables.

	December 31, 2014
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$4,617,981	$6,401,924	$11,019,905
Commercial real estate	31,613,031	32,177,894	63,790,925
Commercial	1,741,163	1,348,528	3,089,691
Real estate construction	—	—	—
Consumer and other	618	174,819	175,437
Loans receivable, gross	37,972,793	40,103,165	78,075,958
Less:
Nonaccretable difference	4,110,449	261,349	4,371,798
Allowance for covered loan losses	—	1,012,679	1,012,679
Accretable discount	3,481,806	2,044,436	5,526,242
Discount on acquired performing loans	—	130,363	130,363
Unamortized loan origination fees, net	—	18,980	18,980
Total loans covered, net	$30,380,538	$36,635,358	$67,015,896

	September 30, 2014
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$4,841,705	$6,800,846	$11,642,551
Commercial real estate	33,053,228	34,354,816	67,408,044
Commercial	1,871,879	1,800,989	3,672,868
Real estate construction	—	—	—
Consumer and other	1,418	177,228	178,646
Loans receivable, gross	39,768,230	43,133,879	82,902,109
Less:
Nonaccretable difference	5,993,661	273,024	6,266,685
Allowance for covered loan losses	—	997,524	997,524
Accretable discount	3,073,198	2,770,499	5,843,697
Discount on acquired performing loans	—	142,731	142,731
Unamortized loan origination fees, net	—	17,253	17,253
Total loans covered, net	$30,701,371	$38,932,848	$69,634,219

The following table documents changes in the accretable discount on acquired FAS ASC 310-30 loans during the three months ended December 31, 2014 and the year ended September 30, 2014:

	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Balance, September 30, 2013	$3,508,430	$1,164,941	$4,673,371
Loan accretion	(3,979,390)	(2,579,144)	(6,558,534)
Transfer from nonaccretable difference	3,544,158	4,184,702	7,728,860
Balance, September 30, 2014	3,073,198	2,770,499	5,843,697
Loan accretion	(791,392)	(757,202)	(1,548,594)
Transfer from nonaccretable difference	1,200,000	31,139	1,231,139
Balance, December 31, 2014	$3,481,806	$2,044,436	$5,526,242

The following is a summary of transactions during the three months ended December 31, 2014 and 2013 in the allowance for loan losses on loans covered by loss sharing:

	Three Months Ended December 31,
	2014	2013
Balance, beginning of period	$997,524	$3,924,278
Loans charged off, gross	(64,853)	(191,033)
Recoveries on loans previously charged off	8	229,170
Provision (benefit) for loan losses charged (reversed) to FDIC receivable	76,000	(529,798)
Provision for loan losses charged to operations	4,000	2,116
Balance, end of period	$1,012,679	$3,434,733

The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate owned during the three months ended December 31, 2014 and the year ended September 30, 2014:

	Three Months Ended December 31, 2014	Year Ended September 30, 2014
Balance, beginning of period	$10,531,809	$29,941,862
Payments received from FDIC	(528,362)	(10,954,707)
Accretion of fair value adjustment	47,461	347,347
Impairment	—	(521,637)
Amortization	(888,911)	(3,507,017)
Recovery of previous loss reimbursements	(759,500)	(6,762,304)
Increase (reduction) in previous loss estimates	76,000	(1,549,967)
Provision for estimated losses on covered assets recognized in noninterest expense	73,792	1,426,762
External expenses qualifying under loss sharing agreements	371,746	2,111,470
Balance, end of period	$8,924,035	$10,531,809

During the quarterly reevaluation of cash flows on acquired loans, the Company revised its estimate of cash flows related to covered loans resulting in a transfer of $1.2 million from nonaccretable discount to accretable yield related to the MCB and FNB loss sharing agreements. In accordance with accounting guidance, the transferred amount will be accreted into income prospectively over the estimated remaining life of the loan pools. Concurrently, approximately $1.6 million which previously represented cash flows receivable from the FDIC and included in the FDIC receivable for loss sharing agreements on the balance sheet will be amortized into interest income over the remaining life of the loan pools or the agreements with the FDIC, whichever is shorter. There was also a provision of $4,000 related to certain loans of MCB.

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

Commercial real estate loans are generally made by the Company to Georgia, Alabama or Florida panhandle entities and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and generally requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2014, approximately 24.1% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.

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

The Company also originates first and second mortgage loans secured by one- to four-family residential properties within Georgia, Alabama and the Florida panhandle. Management currently originates mortgages at all branch locations, but utilizes a centralized processing location to reduce the underwriting risk. The Company originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate 30 year conforming loans are generally originated for resale into the secondary market and loans that are non-conforming due to property exceptions and that have adjustable rates are generally retained in the Company’s portfolio. The non-conforming loans originated are not considered to be subprime loans and the amount of subprime and low documentation loans held by the Company is not material.

The Company originates consumer loans that consist of loans on deposits, second mortgage loans, home equity lines of credit, auto loans and various other installment loans. The Company primarily offers consumer loans (excluding second mortgage loans and home equity lines of credit) as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. The Company’s consumer lending generally follows accepted industry standards for non-subprime lending, including credit scores and debt to income ratios. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement. At December 31, 2014, the Company had $12.9 million of home equity lines of credit and second mortgage loans not covered by FDIC loss sharing agreements (“loss sharing”).

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

Nonaccrual and Past Due Loans. Nonaccrual loans not covered by loss sharing, segregated by class of loans were as follows:

	December 31, 2014 (1)	September 30, 2014 (1)
1-4 family residential real estate	$954,605	$982,087
Commercial real estate	2,170,770	2,369,520
Commercial	148,823	156,474
Real estate construction	—	—
Consumer and other	—	—
Total	$3,274,198	$3,508,081
__________________________________

(1)
Acquired Neighborhood Community Bank FAS ASC 310-30 loans that are no longer covered under the commercial loss sharing agreement with the FDIC in the amount of $1.2 million and $1.3 million at December 31, 2014 and September 30, 2014, respectively, are excluded. Due to the recognition of accretion income established at the time of acquisition, the FAS ASC 310-30 loans that are greater than 90 days delinquent are regarded as accruing loans.

An age analysis of past due loans not covered by loss sharing, segregated by class of loans at December 31, 2014 and September 30, 2014 were as follows:

December 31, 2014

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days Accruing (1)
1-4 family residential real estate	$1,854,384	$46,330	$1,900,714	$155,439,148	$157,339,862	$—
Commercial real estate	1,231,698	1,112,661	2,344,359	311,313,262	313,657,621	581,238
Commercial	239,668	8,425	248,093	27,596,333	27,844,426	—
Real estate construction	367,500	—	367,500	66,828,249	67,195,749	—
Consumer and other	28,852	—	28,852	4,596,134	4,624,986	—
Total	$3,722,102	$1,167,416	$4,889,518	$565,773,126	$570,662,644	$581,238
__________________________________

(1)
Previously covered loans in the amount of $517,168 are now reflected in the Greater than 90 Days Accruing column. These loans which are accounted for under ASC 310-30 are reported as accruing loans because of accretable discounts established at the time of acquisition.

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
__________________________________

(1)
Previously covered loans in the amount of $1,003,007 are now reflected in the Greater than 90 Days Accruing column. These loans which are accounted for under ASC 310-30 are reported as accruing loans because of accretable discounts established at the time of acquisition.

An age analysis of past due loans covered by loss sharing, segregated by class of loans at December 31, 2014 and September 30, 2014 were as follows:

December 31, 2014

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans (1)	Loans > 90 Days Accruing (2)
1-4 family residential real estate	$145,572	$617,099	$762,671	$9,319,768	$10,082,439	$617,099
Commercial real estate	283,314	4,346,988	4,630,302	54,878,575	59,508,877	4,346,988
Commercial	206,411	470,326	676,737	2,278,523	2,955,260	470,326
Real estate construction	—	—	—	—	—	—
Consumer and other	49,925	—	49,925	94,980	144,905	—
Total	$685,222	$5,434,413	$6,119,635	$66,571,846	$72,691,481	$5,434,413
__________________________________

(1)
Covered loan balances are net of nonaccretable differences and allowance for covered loan losses and have not been reduced by $5,656,605 of accretable discounts and discounts on acquired performing loans.

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
__________________________________

(1)
Covered loan balances are net of nonaccretable differences and allowance for covered loan losses and have not been reduced by $5,986,428 of accretable discounts and discounts on acquired performing loans.

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

Impaired loans not covered by loss sharing, segregated by class of loans were as follows:

December 31, 2014

				Three Months Ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$1,006,400	$1,496,656	$—	$1,016,899	$552
Commercial real estate	8,276,744	10,016,209	—	8,313,161	88,845
Commercial	148,823	199,936	—	152,649	—
Total:	$9,431,967	$11,712,801	$—	$9,482,709	$89,397

There were no recorded allowances for impaired loans not covered by loss sharing at December 31, 2014. The recorded investment in accruing troubled debt restructured loans at December 31, 2014 totaled $6,093,699 and is included in the impaired loan table above.

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

There were no recorded allowances for impaired loans not covered by loss sharing at September 30, 2014. The recorded investment in accruing troubled debt restructured loans at September 30, 2014 totaled $6,154,419.52 and is included in the impaired loan table above.

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

The following table presents the risk grades of the loan portfolio not covered by loss sharing, segregated by class of loans:

December 31, 2014

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$156,254,843	$285,864,679	$27,416,810	$67,195,749	$4,613,281	$541,345,362
Special Mention (5)	266,412	3,106,555	133,184	—	—	3,506,151
Substandard (6)	818,607	24,686,387	294,432	—	11,705	25,811,131
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total not covered loans	$157,339,862	$313,657,621	$27,844,426	$67,195,749	$4,624,986	$570,662,644

September 30, 2014

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$151,661,479	$273,587,373	$23,205,880	$63,485,411	$4,954,661	$516,894,804
Special Mention (5)	—	3,325,324	91,000	—	—	3,416,324
Substandard (6)	1,149,022	23,643,326	1,462,802	—	4,442	26,259,592
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total not covered loans	$152,810,501	$300,556,023	$24,759,682	$63,485,411	$4,959,103	$546,570,720

The following table presents the risk grades, ignoring grade enhancement provided by the FDIC loss sharing, of the loan portfolio covered by loss sharing agreements, segregated by class of loans at December 31, 2014 and September 30, 2014. Numerical risk ratings 5-8 constitute classified assets for regulatory reporting; however, regulatory authorities consider the FDIC loss sharing percentage of either 80% or 95%, as applicable, as a reduction of the regulatory classified balance for covered loans. With respect to classified assets covered by loss sharing agreements, numerical risk ratings 5-8, for regulatory reporting purposes are done under FDIC guidance reporting the Bank’s non-reimbursable amount of the book balance of the loans as classified. The remaining reimbursable portion is classified as pass, numerical risk ratings 1-4.

December 31, 2014

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Numerical risk rating (1-4)	$6,996,860	$33,927,617	$1,853,789	$—	$73,217	$42,851,483
Numerical risk rating (5)	677,131	6,727,303	141,146	—	—	7,545,580
Numerical risk rating (6)	2,408,448	18,853,957	960,325	—	71,688	22,294,418
Numerical risk rating (7)	—	—	—	—	—	—
Numerical risk rating (8)	—	—	—	—	—	—
Total covered loans (1)	$10,082,439	$59,508,877	$2,955,260	$—	$144,905	$72,691,481
__________________________________

(1)
Covered loan balances are net of nonaccretable differences and allowances for covered loan losses and have not been reduced by $5,656,605 of accretable discounts and discounts on acquired performing loans.

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
__________________________________

(1)
Covered loan balances are net of nonaccretable differences and allowances for covered loan losses and have not been reduced by $5,986,428 of accretable discounts and discounts on acquired performing loans.

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

The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time. During the previous fiscal year, the Company made certain refinements in its allowance methodology. The Company increased the look back period of historical losses from 24 months to 84 months as net charge-offs were not reflective of a full credit cycle for the two year period ended December 31, 2014 as compared with the seven year period ended December 31, 2014. In addition, some qualitative factors were removed and the loss allocation for qualitative risk factors was decreased. The change in the historical look back period more closely aligns the quantitative aspect of the Company's allowance methodology with the risks inherent in a full credit cycle.

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

The Company maintained its allowance for loan losses for non-covered loans for the quarter ended December 31, 2014 in response to continued weak economic conditions, net charge-offs, financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. However, the Company did not make a provision in the quarter ended December 31, 2014 due to the long term trend of declining net charge-offs and overall improvement in the credit quality of the loan portfolio. The following table details the allowance for loan losses on loans not covered by loss sharing by portfolio segment for the quarters ended December 31, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

The following tables are a summary of transactions in the allowance for loan losses on loans not covered by loss sharing by portfolio segment:

	Three Months Ended December 31, 2014
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$812,130	$5,969,819	$400,883	$492,903	$13,990	$783,648	$8,473,373
Charge-offs	(78,670)	—	—	—	(9,622)	—	(88,292)
Recoveries	3,379	94,299	9,478	—	1,960	—	109,116
Provision	73,958	(176,910)	(18,744)	(22,534)	7,816	136,414	—
Balance at end of period	$810,797	$5,887,208	$391,617	$470,369	$14,144	$920,062	$8,494,197
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance: individually evaluated for impairment	$1,006,400	$8,276,744	$148,823	$—	$—		$9,431,967
Ending balance: collectively evaluated for impairment	156,333,462	305,380,877	27,695,603	67,195,749	4,624,986		561,230,677
Ending balance	$157,339,862	$313,657,621	$27,844,426	$67,195,749	$4,624,986		$570,662,644

	Three Months Ended December 31, 2013
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$862,043	$5,446,357	$455,833	$387,302	$124,717	$912,644	$8,188,896
Charge-offs	(41,409)	—	(22,035)	—	(4,550)	—	(67,994)
Recoveries	—	61,120	10,010	—	2,380	—	73,510
Provision	(80,870)	495,487	240,777	(24,711)	(68,480)	(262,203)	300,000
Balance at end of period	$739,764	$6,002,964	$684,585	$362,591	$54,067	$650,441	$8,494,412
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance: individually evaluated for impairment	$1,569,836	$11,572,702	$341,064	$—	$—		$13,483,602
Ending balance: collectively evaluated for impairment	131,760,904	256,244,979	22,452,271	45,199,612	16,908,814		472,566,580
Ending balance	$133,330,740	$267,817,681	$22,793,335	$45,199,612	$16,908,814		$486,050,182

There were no new troubled debt restructurings (“TDRs”) in the three month period ended December 31, 2014. For the three month period ended December 31, 2013, the following table presents a breakdown of the types of concessions determined to be troubled debt restructurings (“TDRs”) during the period by loan class:

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

As of December 31, 2014 and 2013, there were no loans that defaulted within twelve months after their restructure.

Note 6: Derivative Instruments and Hedging Activities

Previously, the Bank entered into interest rate swap contracts in connection with its hedging of specific loans. During the quarter ended June 30, 2013, the Bank entered into interest rate swaps totaling approximately $4.4 million using a receive-variable swap to mitigate the exposure to changes in the fair value attributable to the benchmark interest rate (fixed rate) and the hedged items (loans receivable) from the effective date of the hedged instruments. During the quarter ended September 30, 2013, the Company closed out its interest rate contract with an unwind date of August 26, 2013. A gain position of $189,054 was realized on the termination of this contract which is accreting into income as an adjustment to yield over the remaining life of the loans.

Note 7: Income Per Share

Basic net income per share for the three months ended December 31, 2014 and 2013 was computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less unallocated ESOP shares and unvested restricted shares.

Diluted net income per share for the three months ended December 31, 2014 and 2013 was computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options and unvested restricted shares, determined using the treasury stock method.

	Three Months Ended December 31,
	2014	2013
Numerator:
Net income	$1,673,503	$1,637,068
Denominator:
Weighted average common shares outstanding	16,175,485	22,006,657
Common stock equivalents	534,058	521,180
Diluted shares	$16,709,543	$22,527,837
Net income per share:
Basic	$0.10	$0.07
Diluted	$0.10	$0.07

For the three months ended December 31, 2014 and 2013 there were 219,864 and 142,523, respectively, of dilutive stock options. For the three months ended December 31, 2014 and 2013 there were 314,194 and 378,657 shares, respectively, of unvested restricted stock which were also dilutive. There were no shares which were subject to options issued with exercise prices in excess of the average market value per share during the three months ended December 31, 2014. The Company excluded 971,680 shares from the calculation of diluted earnings per share for the three months ended December 31, 2013 which were subject to options issued with exercise prices in excess of the average market value per share during that period.

Note 8: Real Estate Owned

The following is a summary of transactions in real estate owned:

Non-covered real estate owned:
	Three Months Ended December 31, 2014	Year Ended September 30, 2014
Balance, beginning of period	$1,757,864	$1,615,036
Real estate acquired through foreclosure of loans receivable	598,774	2,121,865
Proceeds from real estate sold	(1,621,378)	(2,161,103)
Write down of real estate owned	(1,390)	(268,696)
Gain on sale of real estate owned	74,321	80,762
Transfer of previously covered NCB non-single family OREO	—	420,000
Gain on real estate sold payable to the FDIC (1)	145,797	—
Principal reductions	—	(50,000)
Balance, end of period	$953,988	$1,757,864

__________________________________

(1)	A percentage of the gain on the sale of OREO transferred from covered to non-covered upon the expiration of the NCB non-single family loss sharing agreement must be shared with the FDIC.

Covered real estate owned:
	Three Months Ended December 31, 2014	Year Ended September 30, 2014
Balance, beginning of period	$5,557,927	$14,068,846
Real estate acquired through foreclosure of loans receivable	434,897	4,405,516
Proceeds from real estate sold	(1,670,364)	(12,348,078)
Gain on real estate sold recognized in noninterest expense	62,968	217,408
Gain on real estate sold payable to the FDIC	292,165	1,349,676
Provision for losses on real estate owned recognized in noninterest expense	(9,706)	(254,408)
Increase of FDIC receivable for loss sharing agreements	(73,792)	(1,330,943)
Principal reductions	(39,961)	(130,090)
Transfer of previously covered NCB non-single family OREO	—	(420,000)
Balance, end of period	$4,554,134	$5,557,927

Note 9: Employee Benefits

The Company has a 2002 stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. For options granted under the 2002 stock option plan, when granted, the options vest over periods up to 4 or 5 years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 882,876 shares for the plan of which 72,154 have been issued or retired upon the exercise of the option granted under the plan, 656,059 are granted and outstanding and no shares are available to be granted at December 31, 2014 within this plan. All share and share amounts related to employee benefits have been updated to reflect the completion of the second-step conversion on April 8, 2013 at a conversion ratio of 1.2471. As of December 31, 2014, 395,540 shares have vested under this plan.

In addition to the plan above, on December 19, 2013, the Company's stockholders approved the 2013 Equity Incentive Plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest over periods no less than 5 years from grant date or upon death or disability. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 1,428,943 shares for the plan of which 971,680 were granted and outstanding as of December 31, 2014, with the remaining 457,263 shares available to be granted at December 31, 2014. During the three months ended December 31, 2014, 194,330 options from this plan vested.

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)
Options outstanding – September 30, 2014	1,627,739	$9.90	8
Options exercised	—	—	—
Options forfeited	—	—	—
Options granted	—	—	—
Options outstanding – December 31, 2014	1,627,739	$9.90	7
Options exercisable at end of year – December 31, 2014	589,870	$9.50	6

The stock price at December 31, 2014 was greater than the exercise prices on 1,627,739 options outstanding and therefore had an intrinsic value of $2,517,441. The total intrinsic value of all 589,870 shares exercisable at December 31, 2014 was $1,150,193.

Stock option expense was $82,749 and $52,082 for the three months ended December 31, 2014 and 2013, respectively. The following table summarizes information about the options outstanding at December 31, 2014:

Number of options outstanding at December 31, 2014	Remaining contractual life in years	Exercise price per share
393,545	4	$8.82
174,594	6	$8.18
66,720	6	$7.22
16,212	7	$7.34
4,988	7	$7.79
971,680	9	$10.89
1,627,739

The Company has a Charter Financial Corporation 2001 Recognition and Retention Plan and has granted 14,965 shares of restricted stock to key employees and directors, 5,610 of which were vested as of December 31, 2014. As of December 31, 2014, 9,355 shares remain in the trust and have not yet vested.

In addition to the above, the Company implemented the Charter Financial Corporation 2013 Equity Incentive Plan as described above, which has 571,577 shares authorized, and during the year ended September 30, 2014, the Company granted 360,092 shares of restricted stock to key employees and directors. During the three months ended December 31, 2014, 72,015 shares vested. The remaining 211,485 shares are available to be granted at December 31, 2014.

	Shares	Weighted average grant date fair value per award
Unvested restricted stock awards - September 30, 2014	369,447	$10.82
Granted	—	—
Vested	72,015	10.89
Canceled or expired	—	—
Unvested restricted stock awards – December 31, 2014	297,432	$10.80

Grants between January 1, 2009 and December 1, 2013 will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement at age 65. Grants subsequent to December 1, 2013 will be expensed to the scheduled vesting.

Note 10: Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At December 31, 2014, commitments to extend credit and standby letters of credit totaled $145.7 million. The Company does not anticipate any material losses as a result of these transactions.

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management, none of these matters should have a material adverse effect on the Company’s financial position or results of operation.

Note 11: Fair Value of Financial Instruments and Fair Value Measurement

Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the three months ended December 31, 2014, there were no transfers between levels.

At December 31, 2014, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, collateralized loan obligations, mortgage-backed securities and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. These are inputs used by a third-party pricing service used by the Company. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.

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

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2014
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Tax-free municipals	$3,212,479	$—	$3,212,479	$—
Collateralized loan obligations	18,094,730	—	18,094,730	—
Mortgage-backed securities:
FHLMC certificates	42,305,396	—	42,305,396	—
FNMA certificates	115,851,325	—	115,851,325	—
GNMA certificates	1,666,086	—	1,666,086	—
Collateralized mortgage obligations:
FHLMC	47,369	—	47,369	—
FNMA	75,262	—	75,262	—
Private-label mortgage securities:
Investment grade	1,320,557	—	1,320,557	—
Split rating (1)	1,039,155	—	1,039,155	—
Non-investment grade	8,382,895	—	8,382,895	—
Total investment securities available for sale	191,995,254	—	191,995,254	—
Assets held for sale	1,744,584	—	—	1,744,584
Total recurring assets at fair value	$193,739,838	$—	$191,995,254	$1,744,584
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2014
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Tax free municipals	$13,457,203	$—	$13,457,203	$—
Mortgage–backed securities:
FHLMC certificates	44,025,928	—	44,025,928	—
FNMA certificates	118,278,377	—	118,278,377	—
GNMA certificates	1,697,844	—	1,697,844	—
Collateralized mortgage obligations:
FHLMC	53,496	—	53,496	—
FNMA	80,156	—	80,156	—
Private-label mortgage securities:
Investment grade	1,446,858	—	1,446,858	—
Split rating (1)	1,094,107	—	1,094,107	—
Non-investment grade	8,609,304	—	8,609,304	—
Total investment securities available for sale	188,743,273	—	188,743,273	—
Assets held for sale	1,744,584	—	—	1,744,584
Total recurring assets at fair value	$190,487,857	$—	$188,743,273	$1,744,584
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.
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

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis is as follows:

	Three Months Ended December 31, 2014	Year Ended September 30, 2014
Fair value, beginning balance	$1,744,584	$1,744,584
Purchases	—	—
Sales	—	—
Settlements	—	—
Change in unrealized loss recognized in other comprehensive income	—	—
Valuation loss recognized in noninterest expense	—	—
Total realized losses included in income	—	—
Transfers in and/or out of level 3	—	—
Fair value, ending balance	$1,744,584	$1,744,584

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

		Fair value measurements using:
		Quoted prices in active markets for identical assets	Quoted prices for similar assets	Significant unobservable inputs
	Fair value	(Level 1 inputs)	(Level 2 inputs)	(Level 3 inputs)
December 31, 2014
Impaired loans:
Not covered under loss share	$2,942,968	$—	$—	$2,942,968
Other real estate owned:
Not covered under loss share	953,988	—	—	953,988
Covered under loss share	4,554,134	—	—	4,554,134
September 30, 2014
Impaired loans:
Not covered under loss share	3,174,410	—	—	3,174,410
Other real estate owned:
Not covered under loss share	1,757,864	—	—	1,757,864
Covered under loss share	5,557,927	—	—	5,557,927

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

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at December 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	General Range (Discount)			Average Discount
Impaired Loans	$2,942,968	Property appraisals	Management discount for property type and recent market volatility	18%	—	45%	29%
OREO	$5,508,122	Property appraisals	Management discount for property type and recent market volatility	23%	—	36%	33%
Assets Held for Sale	$1,744,584	Valuation analysis	Management discount for property type and recent market volatility	0%	—	50%	34%

Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of December 31, 2014 and September 30, 2014.

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

Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are determined using available market information and specific borrower information. In prior periods, the Company affected estimated fair value by a liquidation discount of 5.5%. Due to the continued stabilization of the whole loan market, this liquidation discount was discontinued during the year ended September 30, 2014.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at December 31, 2014 and at September 30, 2014, the fair value of these commitments is not presented.

Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of December 31, 2014 and September 30, 2014 is summarized below:

	December 31, 2014
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$48,731,559	$48,731,559	$48,731,559	$—	$—
Investments available for sale	191,995,254	191,995,254	—	191,995,254	—
FHLB stock	3,442,900	3,442,900	—	3,442,900	—
Loans receivable, net	627,739,622	625,340,418	—	—	625,340,418
Loans held for sale	2,201,343	2,247,435	—	2,247,435	—
FDIC receivable for loss sharing arrangements	8,924,035	7,311,188	—	—	7,311,188
Assets held for sale	1,744,584	1,744,584	—	—	1,744,584
Accrued interest and dividends receivable	2,498,125	2,498,125	—	551,496	1,946,629
Financial liabilities:
Deposits	$701,475,073	$702,645,205	$—	$702,645,205	$—
FHLB advances	55,000,000	59,181,648	—	59,181,648	—
Accrued interest payable	180,229	180,229	—	180,229	—

	September 30, 2014
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$99,462,953	$99,462,953	$99,462,953	$—	$—
Investments available for sale	188,743,273	188,743,273	—	188,743,273	—
FHLB stock	3,442,900	3,442,900	—	3,442,900	—
Loans receivable, net	606,366,713	607,754,670	—	—	607,754,670
Loans held for sale	2,054,722	2,090,469	—	2,090,469	—
FDIC receivable for loss sharing arrangements	10,531,809	7,658,896	—	—	7,658,896
Assets held for sale	1,744,584	1,744,584	—	—	1,744,584
Accrued interest and dividends receivable	2,459,347	2,459,347	—	538,043	1,921,304
Financial liabilities:
Deposits	$717,192,200	$718,935,248	$—	$718,935,248	$—
FHLB advances	55,000,000	59,391,540	—	59,391,540	—
Accrued interest payable	182,198	182,198	—	182,198	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended December 31, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities; our incurring higher than expected loan charge-offs with respect to assets acquired in FDIC-assisted acquisitions; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and changes in our organization, compensation and benefit plans. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014 under Part I Item 1A. “Risk Factors,” and in the Company’s other filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

The Company is significantly affected by prevailing general and local economic conditions, particularly market interest rates, and by government policies concerning, among other things, monetary and fiscal affairs and the federal regulation of financial institutions. Deposit balances are influenced by a number of factors, including interest rates paid on competing personal investment products, the level of personal income, and the personal rate of savings within our market areas. Lending activities are influenced by the demand for housing and other loans, changing loan underwriting guidelines, as well as interest rate pricing competition from other lending institutions. The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.

On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies. Generally, deposit pricing is based upon a survey of competitors in the Bank’s market areas, and the need to attract funding and retain maturing deposits.

During the first three months of fiscal year 2015, the national economy continued to show signs of recovery, as evidenced by increases in consumer spending and the stabilization of the labor market, the housing sector, and financial markets. The housing market remains inconsistent nationwide with areas of strength and areas of weakness. The local economy continues to experience some of these same positive trends but seems to be lagging the national economy in exhibiting many of the recovery signs mentioned above. In an effort to support mortgage lending and housing market recovery, and to help improve credit conditions overall, the

Federal Open Market Committee of the Federal Reserve has maintained the overnight lending rate between zero and 25 basis points since December 2008. Additionally, the Federal Reserve purchased mortgage-backed securities and treasuries on a monthly basis but began to scale back the amount purchased during late 2013. During the quarter ended December 31, 2014, the Federal Reserve announced the end of its bond buying program and has indicated that they may start raising rates next year.

Net income was $1.7 million for the three months ended December 31, 2014 compared to $1.6 million for the three months ended December 31, 2013, an increase of $36,000.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, the Company considers its critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, real estate owned, goodwill and other intangible assets, deferred income taxes, receivable from FDIC under loss sharing agreements, and estimation of fair value. There have been no material changes in our critical accounting policies during the three months ended December 31, 2014.

Comparison of Financial Condition at December 31, 2014 and September 30, 2014

Assets. Total assets decreased by $30.6 million, or 3.0%, to $979.8 million at December 31, 2014. This decrease was primarily due to a decline in cash and cash equivalents of $50.7 million, partially offset by an increase in net loans receivable of $21.4 million.

Cash and cash equivalents. Cash and cash equivalents declined to $48.7 million at December 31, 2014, down from $99.5 million at September 30, 2014. This decrease was primarily due to the repurchase of shares under the ongoing stock buyback programs as well as funding the increase in total loans.

Loans. At December 31, 2014, net loans were $627.7 million, or 64.1% of total assets. As indicated by the table below, during the three months ended December 31, 2014, our loan portfolio increased by $21.4 million, or 3.5%. Loans not covered by loss share agreements, net, increased $24.0 million, or 4.5%, to $560.7 million at December 31, 2014 from $536.7 million at September 30, 2014. The increase in net loans not covered by loss sharing agreements consisted of increases in one- to four-family residential real estate, commercial real estate, commercial non-real estate and real estate construction loans of $4.5 million, $13.1 million, $3.1 million and $3.7 million, respectively, partially offset by a $334,000 decrease in consumer and other loans. These increases were partially offset by loans covered by loss share agreements, net, that decreased $2.6 million, or 3.8%, to $67.0 million at December 31, 2014 from $69.6 million at September 30, 2014. The covered loans decreased as we continue to progress through the resolution process on loss share assets as well as due to the expired agreement mentioned previously.

Non-covered and Covered Loans, net

	Non-covered (1)	Covered (2)	Total
	(dollars in thousands)
Loan Balances:
December 31, 2014	$560,724	$67,016	$627,740
September 30, 2014	536,732	69,635	606,367
June 30, 2014 (3)	511,176	71,227	582,403
March 31, 2014	481,907	90,133	572,040
December 31, 2013	476,466	100,101	576,567
September 30, 2013	470,863	108,991	579,854
June 30, 2013	443,581	120,712	564,293
March 31, 2013	421,175	131,359	552,534
December 31, 2012	426,370	149,268	575,638
__________________________________

(1)	Non-covered loans are shown net of deferred loan fees and allowance for loan losses.

(2)	Covered loans are shown net of deferred loan fees, allowances, nonaccretable differences and accretable discounts.

(3)	$8.6 million of non-single family loans, net, were transferred from covered to non-covered loans due to the expiration of the NCB non-single family loss sharing agreement with the FDIC in June 2014.

FDIC Receivable for Loss Share Agreements. As of December 31, 2014, 10.7% of our outstanding principal balance of loans and 82.7% of our other real estate owned assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for 80% or 95%, depending on the contract, of all losses incurred in connection with those assets. We estimated the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and other real estate owned assets, and we recorded the estimate as a receivable from the FDIC. The FDIC receivable for loss share agreements was $8.9 million as of December 31, 2014 and $10.5 million as of September 30, 2014. The decrease in the amount of FDIC receivable was attributable to cash proceeds received from the FDIC and an $889,000 charge due to the amortization of the indemnification asset all during the three months ended December 31, 2014. The amortization is related to improved cash flows associated with the acquired loans for the MCB and FNB loss sharing agreements. The current and prior year impairment and amortization charges have been based on this analysis and the probability of those expected losses recognized prior to the end of loss share.

Investment Securities Portfolio. At December 31, 2014, our investment securities portfolio totaled $192.0 million, compared to $188.7 million at September 30, 2014. The increase was attributable to $18.1 million in collateralized loan obligations purchased and a $1.1 million decrease in unrealized losses on available for sale securities, partially offset by $3.7 million in securities that were called or matured, $6.4 million in net sales of municipal securities and $5.8 million in principal paydowns during the first three months of fiscal 2015.

During the first three months of fiscal 2015, we had no additional other-than-temporary impairment charges on non-agency collateralized mortgage backed securities. Through December 31, 2014, we had recorded a cumulative $380,000 of other-than-temporary impairment charges with respect to one private label security. No other non-agency collateralized mortgage backed securities in our investment portfolio were other- than- temporarily impaired at December 31, 2014.

Bank Owned Life Insurance. The total cash surrender values of bank owned life insurance policies at December 31, 2014 and September 30, 2014 were $47.5 million and $47.2 million, respectively.

Deposits. Total deposits decreased $15.7 million, or 2.2%, to $701.5 million at December 31, 2014 from $717.2 million at September 30, 2014. The decrease was caused primarily by a decline in certificates of deposit of $12.8 million along with a $2.9 million decrease in total core deposits. In recent quarters, we have reduced the rates paid on certificates of deposit to better match the balance of our interest-bearing liabilities with the balance of our interest-bearing assets. At December 31, 2014, all $701.5 million of deposits were retail deposits. We currently have no deposits classified as wholesale deposits, which are funds on deposit from internet services and brokered deposits. The following table shows deposit fees earned and deposit balances by category for the quarter end periods indicated:

		Deposit Balances
	Deposit & Bankcard Fees	Transaction Accounts	Savings	Money Market	Total Core Deposits	Retail Certificates of Deposit	Wholesale Certificates of Deposit	Total Deposits
	(dollars in thousands)
December 31, 2014	$2,530	$310,891	$48,380	$124,017	$483,288	$218,187	$—	$701,475
September 30, 2014	2,512	314,201	48,486	123,561	486,248	230,944	—	717,192
June 30, 2014	2,370	312,962	48,752	124,678	486,392	243,217	—	729,609
March 31, 2014	2,235	314,788	48,775	128,022	491,585	250,479	—	742,064
December 31, 2013	2,256	295,848	47,531	131,010	474,389	258,265	5,000	737,654
September 30, 2013	2,011	296,453	48,324	130,649	475,426	270,475	5,396	751,297
June 30, 2013	1,915	302,471	49,681	129,078	481,230	280,372	8,179	769,781
March 31, 2013 (1)	1,878	293,143	49,890	131,523	474,556	292,650	13,215	780,421
December 31, 2012	1,950	284,509	48,685	130,151	463,345	312,026	30,747	806,118
__________________________________

(1)	March 31, 2013 core deposits were reduced by $138.6 million of deposits held by the Bank for stock orders from the second-step conversion which closed on April 8, 2013.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Atlanta. At December 31, 2014 and September 30, 2014, borrowings totaled $55.0 million.

Based upon available investment and loan collateral except cash, additional advances of $164.6 million were available from the Federal Home Loan Bank of Atlanta at December 31, 2014.

At December 31, 2014, approximately $65.8 million of a line of credit was available to us at the Federal Reserve Bank of Atlanta based on loan collateral pledged. The line of credit at the Federal Reserve Bank of Atlanta was not used other than periodic tests to ensure the line was functional.

Stockholders’ Equity. At December 31, 2014, total stockholders’ equity totaled $213.2 million, or $12.57 per net share, an $11.8 million decline from September 30, 2014 due to $14.2 million of shares repurchased and $798,000 of cash dividends paid, partially offset by $1.7 million of net income and a $731,000 decrease in accumulated other comprehensive loss during the quarter ended December 31, 2014. Despite the decrease in total stockholders’ equity, tangible book value increased to $12.29 per share at December 31, 2014 compared with $12.06 per share at September 30, 2014, due to the stock repurchases and associated reduced weighted average share count for the quarter ended December 31, 2014.

Comparison of Operating Results for the Three Months Ended December 31, 2014 and December 31, 2013

General. Net income increased $36,000, or 2.2%, to $1.7 million for the quarter ended December 31, 2014 from $1.6 million for the quarter ended December 31, 2013. The slight increase was due to decreases in interest expense, non-covered loan loss provision and noninterest expense, almost completely offset by decreases in total interest income and noninterest income.

Interest income decreased in the quarter ended December 31, 2014 compared to the same period in fiscal 2014, primarily due to lower net discount accretion and amortization, despite an increase of 12 basis points in average yield on interest-earning assets. Interest expense decreased 13.1% primarily due to decreases in interest-bearing deposits and borrowings along with the continued low market interest rates. Net interest margin, excluding accretion and amortization of loss share receivable, was 3.14% for the quarter ended December 31, 2014, compared with 2.77% for the quarter ended December 31, 2013. Meanwhile, net interest margin, including the impact of loss share accounting, increased to 3.47% for the quarter ended December 31, 2014, compared with 3.29% for the quarter ended December 31, 2013. No provision for non-covered loan losses was recorded for the quarter ended December 31, 2014 compared to $300,000 for the same quarter in the prior fiscal year due to the overall improvement in the non-covered loan portfolio. Excluding a one-time receipt related to the true-up of a processing contract of $1.1 million during the quarter ended December 31, 2013, noninterest income increased by $570,000 due to increases in deposit and bankcard fee income as well as gain on sale of loans. Additionally, noninterest expense decreased 5.0% in the quarter ended December 31, 2014 compared to the same period in fiscal 2014.

Interest Income. Total interest income decreased $289,000, or 3.1%, to $9.0 million for the quarter ended December 31, 2014 from $9.3 million for the quarter ended December 31, 2013 due primarily to the decline in net discount accretion and amortization on acquired covered loans. Loans receivable interest income increased $750,000, or 9.2%, to $8.9 million for the quarter ended December 31, 2014 partially due to an increase in non-covered loans as well as an increase in accretion income. These increases were more than offset by amortization of the indemnification asset of $889,000 for the quarter ended December 31, 2014. The average yield on loans declined to 5.14% for the quarter ended December 31, 2014 compared to 5.55% for the quarter ended December 31, 2013. Our loans acquired through FDIC acquisitions carry higher yields than our legacy loan portfolio. Due to lower purchase discount accretion and amortization of the indemnification asset in our covered loan portfolio, average yields decreased during the quarter ended December 31, 2014 as compared to the prior year period. Additionally, as our purchase discount accretion declines and additional amortization is expensed in future periods, our net interest margin could be negatively impacted.

During the most recent quarterly reevaluation of cash flows on acquired loans, the Company revised its estimate of cash flows related to covered loans resulting in a transfer of $1.2 million from nonaccretable discount to accretable yield related to the McIntosh Commercial Bank and First National Bank of Florida loss share agreements. In accordance with accounting guidance, the transferred amount will be accreted into income prospectively over the estimated remaining life of the loan pools. There was also a $4,000 loan provision related to certain loans of MCB. Concurrently, an estimate of approximately $1.6 million which previously represented cash flows receivable from the FDIC and included in the FDIC receivable for loss sharing agreements on the balance sheet will be amortized into interest income over the remaining life of the loan pools or the agreements with the FDIC, whichever is shorter and approximately $5.7 million of remaining discount accretion that will be accreted into interest income.

The table below shows discount accretion included in income over the past five years and for the quarter ended December 31, 2014 and the remaining discount to be recognized as of December 31, 2014:

	Loan Accretion (Amortization) Income
	2009	2010	2011	2012	2013	2014	1Q 2015	Remaining (1)
	(in thousands)
NCB	$1,698	$4,519	$2,272	$751	$844	$239	$28	$39
MCB	—	3,242	5,742	3,740	3,086	3,110	856	2,237
FNB	—	—	252	4,497	4,993	3,245	677	3,381
Total	1,698	7,761	8,266	8,988	8,923	6,594	1,561	5,657
Amortization (2)	—	—	—	—	—	(3,507)	(889)	(1,626)
Net	$1,698	$7,761	$8,266	$8,988	$8,923	$3,087	$672	$4,031
__________________________________

(1)
Based on revised estimated cash flows related to covered loans, as of December 31, 2014, it was determined that approximately $1.6 million of the FDIC indemnification asset will be amortized into interest income over the remaining life of the acquired loan pools or the agreements with the FDIC, whichever is shorter. $889,000 was amortized as an offset to loan interest income in the quarter ended December 31, 2014.

(2)	Amortization of the FDIC indemnification asset due to improved estimated cash flows related to covered loans.

Interest on mortgage-backed securities and collateralized mortgage obligations decreased $138,000 to $831,000 for the quarter ended December 31, 2014 from $969,000 for the quarter ended December 31, 2013 primarily attributable to a 10 basis point decrease in average yield to 1.91%. Additionally, the decrease in interest income was the result of a $19.0 million, or 9.9%, decrease in the average balance of such securities to $173.6 million in the quarter ended December 31, 2014.

Interest on other investment securities, which consisted of agency securities, municipal securities and collateralized loan obligations increased $26,000 to $45,000 for the quarter ended December 31, 2014 from $19,000 for the quarter ended December 31, 2013 as other investment securities average balances declined $4.1 million to $15.5 million but the average yield increased to 1.15% for the quarter ended December 31, 2014 from 0.38% for the quarter ended December 31, 2013 as municipal securities were sold and replaced with higher yielding collateralized loan obligations.

Interest on interest earning deposits decreased $44,000 to $41,000 for the quarter ended December 31, 2014 from $85,000 for the quarter ended December 31, 2013 as average balances on interest earning deposits decreased $69.4 million due to the ongoing stock buyback programs as well as funding the increase in total loans.

The following table shows selected average yield and cost information for the quarter end periods indicated:

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Yield on loans	5.14%	5.05%	5.44%	5.41%	5.55%
Yield on securities	1.91%	1.89%	1.98%	2.06%	2.01%
Yield on assets	4.07%	3.75%	3.85%	3.78%	3.95%

Cost of deposits	0.48%	0.49%	0.49%	0.49%	0.53%
Cost of CD's	1.04%	1.06%	1.04%	1.02%	1.09%
Cost of NOW accounts	0.13%	0.10%	0.11%	0.11%	0.11%
Cost of bank rewarded checking	0.23%	0.23%	0.24%	0.24%	0.25%
Cost of savings	0.02%	0.02%	0.02%	0.02%	0.03%
Cost of MMDA	0.22%	0.23%	0.21%	0.23%	0.21%
Cost of borrowings	4.35%	4.38%	4.33%	4.25%	4.34%
Cost of liabilities	0.80%	0.80%	0.79%	0.79%	0.85%

Loan/deposit spread	4.66%	4.56%	4.95%	4.92%	5.02%
Asset/liability spread	3.27%	2.95%	3.06%	2.99%	3.10%

Interest Expense. Total interest expense decreased $201,000, or 13.1%, to $1.3 million for the quarter ended December 31, 2014 compared to $1.5 million for the quarter ended December 31, 2013. Interest expense declined due to a 5 basis point, or 5.9%, decrease in the average cost of interest-bearing liabilities to 0.80% for the quarter ended December 31, 2014 from 0.85% for the quarter ended December 31, 2013, reflecting continued low market interest rates. Additionally, the average balance of interest-bearing liabilities decreased by $58.7 million, or 8.1%, to $666.9 million for the quarter ended December 31, 2014 compared to $725.6 million for the quarter ended December 31, 2013 primarily as a result of a reduction in higher cost certificates of deposit acquired in FDIC acquisitions and higher costing FHLB advances that matured and were repaid.

Interest expense on deposits decreased $152,000, or 17.2%, to $733,000 for the quarter ended December 31, 2014 compared to $885,000 for the quarter ended December 31, 2013. The decrease was primarily due to a 5 basis point decrease in the average cost of deposits to 0.48% for the current quarter compared to 0.53% for the quarter ended December 31, 2013. The decrease in the average cost of deposits was largely due to low market interest rates and a decrease in higher costing certificates of deposit. Interest expense on certificates of deposit decreased $154,000 to $581,000 for the quarter ended December 31, 2014, from $735,000 for the quarter ended December 31, 2013, reflecting the $44.4 million, or 16.5%, decrease in the average balance of such deposits and a 5 basis point decrease in the average cost of certificates of deposit to 1.04%. The expense related to NOW accounts increased slightly due to a 2 basis point increase in average cost to 0.13% for the quarter ended December 31, 2014, despite a decrease of $3.5 million in the average balance of NOW accounts. The average cost of bank rewarded checking declined 2 basis points to 0.23% for the quarter ended December 31, 2014 compared to 0.25% for the quarter ended December 31, 2013. Bank rewarded checking is a premium rate demand account based on average balance, electronic transaction activity, and other criteria. The average cost of savings accounts decreased 1 basis point to 0.02% for the quarter ended December 31, 2014, compared to 0.03% for the quarter ended December 31, 2013.

Interest expense on FHLB advances decreased $48,000 to $603,000 for the quarter ended December 31, 2014 compared to $651,000 for the quarter ended December 31, 2013, due to a decrease of $4.6 million, or 7.7%, in the average balance of advances. The average cost of advances increased slightly for the quarter ended December 31, 2014 compared to the quarter ended December 31, 2013 due to lower costing advances maturing in March 2014 and September 2013, leaving us with higher rate advances at December 31, 2014.

Net Interest Income. Net interest income decreased $88,000, or 1.1%, to $7.6 million for the quarter ended December 31, 2014, from $7.7 million for the quarter ended December 31, 2013. The net decrease was due to a decrease in interest income of $289,000, partially offset by a decrease in interest expense of $201,000. Interest income decreased largely due to lower average yields on loans and a $520,000 decrease in net accretion and amortization on covered loans. Interest income was also negatively impacted by a $57.0 million decrease in average interest-earning assets primarily due to the decrease in interest-earning deposits in other financial institutions. The average balance of loans receivable did, however, increase $36.0 million to $624.1 million for the three months ended December 31, 2014 as the growth in non-covered portfolio continued to outpace the resolution and pay off of covered loans.

The decrease in interest expense was primarily due to a decrease of $58.7 million in the average balance of interest-bearing liabilities during the quarter ended December 31, 2014 as compared to the same prior year quarter. In addition, the average cost of total interest bearing deposits decreased 5 basis points to 0.48% for the quarter ended December 31, 2014 from 0.53% for the quarter ended December 31, 2013. As the table below indicates, our net interest margin increased 18 basis points to 3.47% for the December quarter of 2014 from 3.29% for the December quarter of 2013, while our net interest rate spread increased 17 basis points to 3.27% for the first quarter of fiscal 2015 from 3.10% for the first quarter of fiscal 2014. Lower average rates paid on interest bearing deposits, partially offset by lower average yields on loans outstanding, contributed to the slight increase in net interest margin. Additionally, net interest margin excluding the effects of purchase accounting was 3.14% for the quarter ended December 31, 2014 compared to 2.77% for the quarter ended December 31, 2013. At December 31, 2014, there was $5.7 million of discount remaining to accrete into interest income over the remaining life of the covered loans with the accretion heavily weighted towards the early quarters based on current cash flow projections. This $5.7 million discount will be partially offset by an estimated $1.6 million overstatement of FDIC indemnification asset that will be amortized over the remaining life of the acquired loan pools or the agreements with the FDIC, whichever is shorter.

	For the Three Months Ended December 31,
	2014			2013
	Average Balance	Interest	Average Yield/Cost (10)	Average Balance	Interest	Average Yield/Cost (10)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$63,892	$41	0.26%	$133,312	$85	0.26%
FHLB common stock and other equity securities	3,460	37	4.24	3,940	30	3.05
Mortgage-backed securities and collateralized mortgage obligations available for sale	173,610	831	1.91	192,594	969	2.01
Other investment securities available for sale (1)	15,549	45	1.15	19,629	19	0.38
Loans receivable (1)(2)(3)(4)	624,082	7,343	4.71	588,105	6,962	4.74
Accretion and amortization of loss share loans receivable (5)		672	0.43		1,192	0.80
Total interest-earning assets	880,593	8,969	4.07	937,580	9,257	3.95
Total noninterest-earning assets	110,087			147,546
Total assets	$990,680			$1,085,126
Liabilities and Equity:
Interest-bearing liabilities:
NOW accounts	$166,124	$54	0.13%	$169,631	$47	0.11%
Bank rewarded checking	47,313	27	0.23	48,738	30	0.25
Savings accounts	48,232	2	0.02	47,877	3	0.03
Money market deposit accounts	125,302	69	0.22	130,433	70	0.21
Certificate of deposit accounts	224,592	581	1.04	268,962	735	1.09
Total interest-bearing deposits	611,563	733	0.48	665,641	885	0.53
Borrowed funds	55,381	603	4.35	60,000	651	4.34
Total interest-bearing liabilities	666,944	1,336	0.80	725,641	1,536	0.85
Noninterest-bearing deposits	95,240			73,201
Other noninterest-bearing liabilities	11,630			11,801
Total noninterest-bearing liabilities	106,870			85,002
Total liabilities	773,814			810,643
Total stockholders' equity	216,866			274,483
Total liabilities and stockholders' equity	$990,680			$1,085,126
Net interest income		$7,633			$7,721
Net interest-earning assets (6)		$213,649			$211,939
Net interest rate spread (7)			3.27%			3.10%
Net interest margin (8)			3.47%			3.29%
Net interest margin, excluding the effects of purchase accounting (9)			3.14%			2.77%
Ratio of average interest-earning assets to average interest-bearing liabilities			132.03%			129.21%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion and amortization of the indemnification asset.

(5)	Accretion of accretable purchase discount on loans acquired in FDIC-assisted acquisitions and amortization of the overstatement of FDIC indemnification asset.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)
Net interest margin, excluding the effects of purchase accounting represents net interest income excluding accretion and amortization of loss share loans receivable as a percentage of average net interest earning assets excluding loan accretable discounts in the amount of $5.5 million and $4.4 million for the three months ended December 31, 2014 and December 31, 2013, respectively.

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

	For the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$(44)	$—	$—	$(44)
FHLB common stock and other equity securities	(4)	12	(1)	7
Mortgage-backed securities and collateralized mortgage obligations available for sale	(95)	(47)	4	(138)
Other investment securities available for sale	(4)	38	(8)	26
Loans receivable	499	(601)	(37)	(139)
Total interest-earning assets	$352	$(598)	$(42)	$(288)
Interest Expense:
NOW accounts	$(2)	$7	$(1)	$4
Savings accounts	—	(1)	—	(1)
Money market deposit accounts	(3)	2	—	(1)
Certificate of deposit accounts	(121)	(38)	5	(154)
Total interest-bearing deposits	(126)	(30)	4	(152)
Borrowed funds	(50)	2	—	(48)
Total interest-bearing liabilities	$(176)	$(28)	$4	$(200)
Net change in net interest income	$528	$(570)	$(46)	$(88)

Provision for Non-Covered Loan Losses. There was no provision for loan losses for non-covered loans for the quarter ended December 31, 2014 compared to $300,000 for the quarter ended December 31, 2013. The Company did not make a provision in the quarter ended December 31, 2014 due to the trend of declining net charge-offs and nonperforming loans along with an overall improvement in the loan portfolio in recent quarters. We had net recoveries on non-covered loans of $21,000 for the quarter ended December 31, 2014, compared to net recoveries of $5,000 for the quarter ended December 31, 2013. The allowance for loan losses for non-covered loans was $8.5 million, or 1.49% of total non-covered loans receivable at December 31, 2014 compared to $8.5 million, or 1.74% of total non-covered loans receivable, at December 31, 2013. Our nonperforming loans decreased to $3.3 million or 0.59% of total non-covered loans at December 31, 2014 from $5.0 million or 1.02% of total non-covered loans at December 31, 2013. As a result, our allowance as a percent of nonperforming loans increased to 254.47% at December 31, 2014 compared with 170.7% at December 31, 2013.

Provision for Covered Loan Losses. For the quarter ended December 31, 2014, the provision for covered loan losses was $4,000 compared to a provision of $2,000 for the quarter ended December 31, 2013. The NCB non-single family loss sharing agreement with the FDIC expired in June 2014 while the MCB non-single family loss sharing agreement with the FDIC will expire March 2015. If future losses occur due to declines in the market during the periods covered by loss share agreements, the losses on loans acquired and still covered under loss share from both NCB and MCB will be reimbursed at 95% and FNB at 80%, based on the terms of the FDIC loss sharing agreements. At December 31, 2014 covered loans totaled $67.0 million and are net of $11.0 million in related nonaccretable and accretable discounts and allowances.

Noninterest Income. Noninterest income decreased $550,000, or 13.4%, to $3.6 million for the quarter ended December 31, 2014 from $4.1 million for the quarter ended December 31, 2013. The decrease was primarily attributable to a one-time true-up receipt from the completion and renegotiation of a processing contract of approximately $1.1 million in the quarter ended December 31, 2013. The net decrease was partially offset by increases in gain on sale of loans, bankcard fees and other deposit fees. Additionally, there was no impairment recorded on the FDIC indemnification asset during the quarter ended December 31, 2014 compared with a $225,000 impairment in the prior year period.

The following table shows noninterest income by category for the periods indicated.

	For the Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
	(dollars in thousands)
Service charges on deposit accounts	$1,582	$1,552	$1,464	$1,372	$1,428
Bankcard fees	948	960	906	863	828
Gain on sale of loans and loan servicing release fees	367	366	298	266	172
Brokerage commissions	154	138	124	184	145
Bank owned life insurance	324	327	278	339	308
Gain on investment securities available for sale	1	—	201	—	—
FDIC receivable accretion (net impairment)	47	(236)	68	83	(90)
Other	143	601	(103)	110	1,325
Total noninterest income	$3,566	$3,708	$3,236	$3,217	$4,116

Noninterest Expense. Total noninterest expense decreased $464,000, or 5.0% to $8.7 million for the quarter ended December 31, 2014, compared to $9.2 million for the quarter ended December 31, 2013. The net decrease was attributable to a decrease of $346,000 in the net cost of real estate owned and a decrease of $313,000 in legal and professional fees, partially offset by a $313,000 increase in salaries and employee benefits for the quarter ended December 31, 2014.

The following table shows noninterest expense by category for the periods indicated:

	For the Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
	(dollars in thousands)
Salaries and employee benefits	$5,014	$5,241	$4,969	$4,852	$4,701
Occupancy	1,876	1,847	1,863	1,874	1,892
Legal and professional	241	372	369	387	554
Marketing	265	470	340	337	300
Furniture and equipment	151	177	226	158	166
Postage, office supplies, and printing	241	219	240	181	226
Core deposit intangible amortization expense	74	80	94	100	106
Federal insurance premiums and other regulatory fees	196	190	199	251	251
Net cost (benefit) of operations of other real estate owned	(57)	60	88	(2)	289
Other	735	738	647	442	715
Total noninterest expense	$8,736	$9,394	$9,035	$8,580	$9,200

Income Taxes. Income taxes increased to $786,000 for the quarter ended December 31, 2014 from $698,000 for the quarter ended December 31, 2013. Our effective tax rate was 32.0% in the quarter ended December 31, 2014 and 29.9% in the quarter ended December 31, 2013.

Asset Quality

Delinquent Loans and Foreclosed Assets. Our policies require that management continuously monitor the status of the loan portfolio and report to the Loan Committee of the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate, and our actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed property. The Loan Committee consists of three outside directors comprised of the chairman, a permanent position, and the other two positions, which alternate between four outside directors. Additionally, two inside directors serve as ex officio members of the committee.

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

As of December 31, 2014, our nonperforming non-covered assets totaled $4.3 million and consisted of $3.3 million of nonaccrual loans, $64,000 of loans 90 days or more past due and still accruing and other real estate owned of $1.0 million. The table below sets forth the amounts and categories of our non-covered nonperforming assets at the dates indicated.

	At December 31, 2014	At September 30, 2014
	(dollars in thousands)
Nonaccrual loans: (1)
1-4 family residential real estate	$954	$982
Commercial real estate	2,171	2,370
Commercial	149	156
Real estate construction	—	—
Consumer and other loans	—	—
Total nonaccrual loans	3,274	3,508
Loans delinquent 90 days or greater and still accruing: (2)
1-4 family residential real estate	—	517
Commercial real estate	64	215
Commercial	—	—
Real estate construction	—	—
Consumer and other loans	—	4
Total loans delinquent 90 days or greater and still accruing	64	736
Total nonperforming loans	$3,338	$4,244
Other real estate owned: (3)
1-4 family residential real estate	$650	$586
Commercial real estate	304	862
Commercial	—	310
Real estate construction	—	—
Consumer and other loans	—	—
Total real estate owned	954	1,758
Total nonperforming assets	$4,292	$6,002
Ratios:
Nonperforming loans as a percentage of total non-covered loans	0.59%	0.78%
Nonperforming assets as a percentage of total non-covered assets	0.48%	0.65%
__________________________________

(1)	Included in nonaccrual loans is $1.7 million of non-accruing troubled debt restructured loans at December 31, 2014 and September 30, 2014, respectively.

(2)
Acquired NCB FAS ASC 310-30 loans that are no longer covered under the non-single family loss sharing agreement with the FDIC in the amount of $0.5 million and $1.0 million are not included in this table as of December 31, 2014 and September 30, 2014, respectively. Due to the recognition of accretion income related to these loans, FAS ASC 310-30 loans that are greater than 90 days delinquent or designated nonaccrual status are regarded as accruing loans.

(3)
Includes other real estate owned in the amount of $363,400 at September 30, 2014 that is no longer covered under the non-single family loss sharing agreement with the FDIC that expired in fiscal 2014. At December 31, 2014, there is no other real estate owned formerly covered under the loss sharing agreement with the FDIC included in this table.

Nonperforming assets not covered by loss share declined $1.7 million, or 28.5%, to $4.3 million at December 31, 2014 from $6.0 million at September 30, 2014. The decrease was due to a $906,000 decrease in nonperforming non-covered loans and an $804,000 decrease in non-covered OREO. We have 22 non-covered loans that remain nonperforming at December 31, 2014, and the largest nonperforming non-covered loan had a balance of $1.5 million at December 31, 2014 and was secured by commercial real estate. OREO declined primarily due to the disposition of $1.6 million of real estate owned by CharterBank, partially offset by $599,000 of real estate acquired through foreclosure during the quarter ended December 31, 2014.

Covered nonperforming assets, consisting of covered OREO and covered loans greater than 90 days delinquent, decreased to $10.0 million at December 31, 2014 from $10.9 million at September 30, 2014. The purchased loans and commitments (“covered loans”) and other real estate owned (“covered other real estate”) acquired in the MCB, NCB and FNB acquisitions, less the NCB non-single family loans, are covered by loss sharing agreements between the FDIC and CharterBank. Under these agreements, with respect to the NCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $82.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount; with respect to the MCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $106.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount. We have exceeded the threshold level that results in 95% loss sharing with respect to the NCB and MCB acquisitions; with respect to the FNB acquisition, the FDIC will assume 80% of all losses and share 80% of all loss recoveries. As discussed previously, the loss sharing portion of the NCB non-single family loss sharing agreement with the FDIC expired in June of 2014 with the three year recovery period starting. All non-single family loans were transferred into the non-covered loan portfolio on the date of expiration. Additionally, the loss sharing portion of the MCB non-single family loss sharing agreement with the FDIC will expire in March 2015 with the three year recovery period starting at that time.

Allowance for Loan Losses on Non-covered Loans. The allowance for loan losses on non-covered loans represents a reserve for probable loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans with particular emphasis on impaired, nonaccruing, past due and other loans that management believes require special attention. The determination of the allowance for loan losses is considered a critical accounting policy.

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

The Company did not make a provision in the quarters ended December 31, 2014 and September 30, 2014 due to the long term trend of declining net charge-offs and overall improvement in the credit quality of the loan portfolio. The following table sets forth activity in our allowance for loan losses for the period indicated. Loans covered by the loss sharing agreements with the FDIC are excluded from the table.

	Three Months Ended December 31, 2014
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$812,130	$5,969,819	$400,883	$492,903	$13,990	$783,648	$8,473,373
Charge-offs	(78,670)	—	—	—	(9,622)	—	(88,292)
Recoveries	3,379	94,299	9,478	—	1,960	—	109,116
Provision	73,958	(176,910)	(18,744)	(22,534)	7,816	136,414	—
Transfer of allowance on previously covered NCB non-single family loans	—	—	—	—	—	—	—
Balance at end of period	$810,797	$5,887,208	$391,617	$470,369	$14,144	$920,062	$8,494,197
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance: individually evaluated for impairment	$1,006,400	$8,276,744	$148,823	$—	$—		$9,431,967
Ending balance: collectively evaluated for impairment	156,333,462	305,380,877	27,695,603	67,195,749	4,624,986		561,230,677
Ending balance	$157,339,862	$313,657,621	$27,844,426	$67,195,749	$4,624,986		$570,662,644

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

Potential problem loans are non-covered loans that management has serious doubts as to the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention, substandard, or loss. Potential problem loans at December 31, 2014 aggregated $29.3 million with $3.5 million classified special mention and $25.8 million classified substandard compared to potential problem loans at September 30, 2014 which aggregated $29.7 million with $3.4 million classified special mention and $26.3 million classified substandard.

Our largest substandard loan relationship at December 31, 2014 had a balance of $5.1 million. As of December 31, 2014, all loans in the relationship were current and interest due has been paid. The loan relationship is collateralized by multiple properties located in Alabama. We believe we are adequately collateralized, even at lower current real estate values.

The allowance for loan losses represented 254.47% and 170.74% of nonperforming loans at December 31, 2014 and December 31, 2013, respectively. This increase was due to lower nonperforming loans in the current period. The allowance for loan losses as a percentage of non-covered loans was 1.49% and 1.74% at December 31, 2014 and December 31, 2013, respectively. Management continues to retain an unallocated allowance to maintain the overall allowance at a level reflective of continued economic uncertainties. Management reviews the adequacy of the allowance for loan losses on a continuous basis. Management considered the allowance for loan losses on non-covered loans adequate at December 31, 2014 to absorb probable losses inherent in the loan portfolio. However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

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

The total nonaccretable discount and allowance for covered loans as a percentage of the ending contractual balance of acquired loans was 6.9% at December 31, 2014, compared to 8.8% at September 30, 2014. This decrease during the three month period ended December 31, 2014 was related to charge-off activity on covered loans with such losses subject to applicable loss sharing agreements with the FDIC and the transfer of $1.2 million from nonaccretable discount to accretable discount related to the MCB and FNB loss share agreements. There was also a $4,000 loan provision related to certain loans of MCB during the three months ended December 31, 2014. It is expected that the ratio of nonaccretable discounts and allowance for covered loan losses to contractual covered principal outstanding will continue to trend downward as the more significant problem loans are charged-off and submitted for loss sharing reimbursement from the FDIC as well as the reduction of current loss estimates in which the outcome would be increased accretion income and related amortization of the FDIC receivable. Management considered the nonaccretable discounts and allowance for covered loan losses adequate at December 31, 2014 to absorb probable losses inherent in the covered loan portfolio.

Liquidity Management. Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At December 31, 2014 and September 30, 2014, we had access to immediately available funds of approximately $279.1 million and $334.1 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $48.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $192.0 million. At December 31, 2014, we had $55.0 million in advances outstanding from the FHLB. Based on available collateral other than cash, additional advances would be limited to $164.6 million at December 31, 2014.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2014, we had $44.5 million of new loan commitments outstanding, and $63.1 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $38.1 million of unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2014 totaled $156.1 million, or 22.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended December 31, 2014, we originated $91.7 million of loans and purchased $18.1 million of securities and other investments.

Financing activities consist primarily of additions to deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $15.7 million for the three months ended December 31, 2014, primarily due to a $12.8 million decline in certificates of deposit, as well as a $3.3 million decline transaction accounts. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank which provides an additional source of funds. Federal Home Loan Bank advances have been used primarily to fund loan demand and to purchase securities.

Capital Management and Resources. CharterBank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, CharterBank exceeded all of its regulatory capital requirements. CharterBank is considered “well capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2014
Total risk-based capital (to risk-weighted assets)	$186,731	26.5%	$56,453	8.0%	$70,566	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	177,902	25.2	28,226	4.0	42,340	6.0
Tier 1 leverage (to average assets)	177,902	18.3	38,869	4.0	48,586	5.0
September 30, 2014
Total risk-based capital (to risk-weighted assets)	$186,154	27.9%	$53,368	8.0%	$66,710	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	177,801	26.7	26,684	4.0	40,026	6.0
Tier 1 leverage (to average assets)	177,801	17.7	40,255	4.0	50,318	5.0

The Company continues to seek strategic means to deploy the additional capital from the stock offering completed in 2013. This may include stock buybacks, dividends, additional lending when available and appropriately priced acquisitions of other financial institutions.

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

For the three months ended December 31, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth, as of December 31, 2014, our calculation of the estimated changes in CharterBank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present Value of Assets (3)(4)
(dollars in thousands)
300	$213,904	$(3,118)	(1.4)%	21.9%	(0.3)%
200	$215,418	$(1,604)	(0.7)%	22.0%	(0.2)%
100	$216,522	$(500)	(0.2)%	22.2%	—%
—	$217,022	$—	—%	22.2%	—%
(100)	$210,362	$(6,661)	(3.1)%	21.5%	(0.7)%
__________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the difference between the present value of an institution’s assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2014, in the event of a 200 basis point increase in interest rates, we would experience a 0.7% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 3.1% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of December 31, 2014, we were in compliance with our Board approved policy limits.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At December 31, 2014, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Risk factors that may affect future results were discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and in Charter Federal or Charter Financial’s other filings with the Securities and Exchange Commission. The risks described in our Annual Report on Form 10-K and other filings are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended September 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table presents a summary of the Company's share repurchases during the quarter ended December 31, 2014:

Shares repurchased during the period:	Total number of share repurchases	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
October 1 - October 31, 2014	1,202,611	$10.92	6,054,188	622,389
November 1 - November 30, 2014	19,456	11.23	6,073,644	602,933
December 1 - December 31, 2014	76,712	11.27	6,150,356	526,221
Total	1,298,779	$10.95	6,150,356	526,221
__________________________________
(1) In September 2014, the Company's Board of Directors approved a stock repurchase program, the fourth approved and announced program since December 2013, allowing the repurchase of up to 1.8 million shares, or approximately 10% of the Company's outstanding shares. During fiscal 2014 and the first quarter of fiscal 2015, shares were repurchased at a total cost of approximately $67.5 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Charter Financial Corporation (1)

3.2	Bylaws of Charter Financial Corporation (2)

4.1	Specimen Stock Certificate of Charter Financial Corporation (3)

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of December 31, 2014 and September 30, 2014, (ii) the Unaudited Condensed Consolidated Statements of Income for the three months ended December 31, 2014 and 2013, (iii) the Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2014 and the year ended September 30, 2014 (iv) the Unaudited Condensed Consolidated Comprehensive Income for the three months ended December 31, 2014 and 2013, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013, and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

__________________________________

(1)
Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.

(2)
Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.

(3)
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

CHARTER FINANCIAL CORPORATION

Date:	February 9, 2015	By:	/s/ Robert L. Johnson
Robert L. Johnson
Chairman, President and Chief Executive Officer

Date:	February 9, 2015	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer