Form 10-Q
period 2015-03-31
Charter Financial Corp
filed 2015-05-11
CIK 1478726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2015 was 16,583,417.

CHARTER FINANCIAL CORPORATION

		Page No.
Part I. Financial Information

Item 1.	Consolidated Financial Statements (unaudited)	1
	Condensed Consolidated Statements of Financial Condition at March 31, 2015 (unaudited) and September 30, 2014 (audited)	1
	Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended March 31, 2015 and 2014	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended March 31, 2015 and 2014	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended March 31, 2015 (unaudited) and Year Ended September 30, 2014 (audited)	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2015 and 2014	5
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50
Item 4.	Controls and Procedures	51

Part II. Other Information

Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	53
	Signatures	54

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

		(audited)
	March 31, 2015	September 30, 2014
Assets
Cash and amounts due from depository institutions	$10,865,181	$10,996,959
Interest-earning deposits in other financial institutions	53,698,660	88,465,994
Cash and cash equivalents	64,563,841	99,462,953
Loans held for sale, fair value of $2,755,616 and $2,090,469	2,700,613	2,054,722
Investment securities available for sale	182,981,526	188,743,273
Federal Home Loan Bank stock	3,005,600	3,442,900
Loans receivable:
Not covered under FDIC loss sharing agreements	617,053,035	546,570,720
Covered under FDIC loss sharing agreements	50,040,220	70,631,743
Allowance for loan losses (covered loans)	(946,314)	(997,524)
Unamortized loan origination fees, net (non-covered loans)	(1,471,715)	(1,364,853)
Allowance for loan losses (non-covered loans)	(8,463,104)	(8,473,373)
Loans receivable, net	656,212,122	606,366,713
Other real estate owned:
Not covered under FDIC loss sharing agreements	1,144,112	1,757,864
Covered under FDIC loss sharing agreements	3,343,384	5,557,927
Accrued interest and dividends receivable	2,594,483	2,459,347
Premises and equipment, net	20,092,378	20,571,541
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	450,873	423,676
Cash surrender value of life insurance	47,781,842	47,178,128
FDIC receivable for loss sharing agreements	6,749,359	10,531,809
Deferred income taxes	7,500,153	8,231,002
Other assets	7,199,168	9,254,001
Total assets	$1,010,644,736	$1,010,361,138

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$736,802,784	$717,192,200
FHLB advances	50,000,000	55,000,000
Advance payments by borrowers for taxes and insurance	1,161,941	1,312,283
Other liabilities	11,434,325	11,901,786
Total liabilities	799,399,050	785,406,269
Stockholders’ equity:
Common stock, $0.01 par value; 16,663,748 shares issued and outstanding at March 31, 2015 and 18,261,388 shares issued and outstanding at September 30, 2014	166,637	182,614
Preferred stock, $0.01 par value; 50,000,000 shares authorized at March 31, 2015 and September 30, 2014	—	—
Additional paid-in capital	102,621,872	119,586,164
Unearned compensation – ESOP	(5,551,193)	(5,984,317)
Retained earnings	113,442,799	111,924,543
Accumulated other comprehensive income (loss)	565,571	(754,135)
Total stockholders’ equity	211,245,686	224,954,869

Total liabilities and stockholders’ equity	$1,010,644,736	$1,010,361,138

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Interest income:
Loans receivable	$8,939,425	$8,575,982	$17,844,057	$16,730,672
Mortgage-backed securities and collateralized mortgage obligations	793,093	953,406	1,623,770	1,922,119
Federal Home Loan Bank stock	36,978	37,145	73,686	67,176
Other investment securities available for sale	153,020	19,222	197,874	38,029
Interest-earning deposits in other financial institutions	18,812	84,198	59,848	169,496
Amortization of FDIC loss share receivable	(901,603)	(746,391)	(1,790,514)	(746,391)
Total interest income	9,039,725	8,923,562	18,008,721	18,181,101
Interest expense:
Deposits	658,445	804,420	1,391,372	1,689,845
Borrowings	577,637	625,660	1,180,382	1,276,528
Total interest expense	1,236,082	1,430,080	2,571,754	2,966,373
Net interest income	7,803,643	7,493,482	15,436,967	15,214,728
Provision for loan losses, not covered under FDIC loss sharing agreements	—	—	—	300,000
Provision for covered loan losses	(4,000)	(53,693)	—	(51,577)
Net interest income after provision for loan losses	7,807,643	7,547,175	15,436,967	14,966,305
Noninterest income:
Service charges on deposit accounts	1,512,974	1,371,627	3,094,952	2,799,942
Bankcard fees	993,538	863,519	1,941,161	1,690,730
Loss on investment securities available for sale	(27,893)	—	(27,209)	—
Bank owned life insurance	279,302	339,279	603,715	646,980
Gain on sale of loans and loan servicing release fees	351,578	266,445	718,581	438,831
Brokerage commissions	202,483	183,826	356,787	328,351
FDIC receivable for loss sharing agreements accretion (impairment)	27,059	82,875	74,519	(6,867)
Other	111,651	109,114	254,152	1,435,133
Total noninterest income	3,450,692	3,216,685	7,016,658	7,333,100
Noninterest expenses:
Salaries and employee benefits	5,077,774	4,851,837	10,092,041	9,552,789
Occupancy	1,838,048	1,873,734	3,713,711	3,766,149
Legal and professional	385,283	386,639	625,909	940,586
Marketing	367,238	336,534	632,470	636,274
Federal insurance premiums and other regulatory fees	179,856	250,911	375,446	502,261
Net cost (benefit) of operations of real estate owned	141,568	(2,110)	84,248	286,692
Furniture and equipment	223,666	158,425	374,201	324,447
Postage, office supplies and printing	224,025	180,778	464,632	406,626
Core deposit intangible amortization expense	68,088	99,742	142,396	206,060
Other	557,503	443,782	1,293,783	1,158,465
Total noninterest expenses	9,063,049	8,580,272	17,798,837	17,780,349
Income before income taxes	2,195,286	2,183,588	4,654,788	4,519,056
Income tax expense	761,055	692,778	1,547,053	1,391,178
Net income	$1,434,231	$1,490,810	$3,107,735	$3,127,878
Basic net income per share	$0.09	$0.07	$0.19	$0.14
Diluted net income per share	$0.09	$0.07	$0.19	$0.14
Weighted average number of common shares outstanding	15,835,418	21,701,476	16,007,320	21,855,743
Weighted average number of common and potential common shares outstanding	16,375,507	22,223,877	16,547,409	22,378,144

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Net income	$1,434,231	$1,490,810	$3,107,735	$3,127,878
Add back reclassification adjustment for net losses realized in net income, net of tax benefit of $10,767, $0, $10,503 and $0, respectively	17,126	—	16,706	—
Net unrealized holding gains on investment and mortgage securities available for sale arising during the period, net of taxes of $359,168, $422,170, $819,150 and $31,293, respectively	571,319	671,535	1,303,000	49,777
Comprehensive income	$2,022,676	$2,162,345	$4,427,441	$3,177,655

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity

Balance at September 30, 2013 (audited)	22,752,214	$227,522	$171,729,570	$(6,480,949)	$110,141,286	$(1,839,593)	$273,777,836
Net income	—	—	—	—	5,955,133	—	5,955,133
Dividends paid, $0.20 per share	—	—	—	—	(4,171,876)	—	(4,171,876)
Change in unrealized (gain) loss on securities	—	—	—	—	—	1,085,458	1,085,458
Allocation of ESOP common stock	—	—	96,225	496,632	—	—	592,857
Effect of restricted stock awards	—	—	662,747	—	—	—	662,747
Stock option expense	—	—	291,512	—	—	—	291,512
Issuance of common stock, restricted stock	360,751	3,608	(3,608)	—	—	—	—
Repurchase of shares	(4,851,577)	(48,516)	(53,190,282)	—	—	—	(53,238,798)
Balance at September 30, 2014 (audited)	18,261,388	$182,614	$119,586,164	$(5,984,317)	$111,924,543	$(754,135)	$224,954,869
Net income	—	—	—	—	3,107,735	—	3,107,735
Dividends paid, $0.10 per share	—	—	—	—	(1,589,479)	—	(1,589,479)
Change in unrealized (gain) loss on securities	—	—	—	—	—	1,319,706	1,319,706
Allocation of ESOP common stock	—	—	128,135	433,124	—	—	561,259
Effect of restricted stock awards	—	—	397,623	—	—	—	397,623
Stock option expense	—	—	165,497	—	—	—	165,497
Issuance of common stock, restricted stock	1,316	13	(13)	—	—	—	—
Repurchase of shares	(1,598,956)	(15,990)	(17,655,534)	—	—	—	(17,671,524)
Balance at March 31, 2015	16,663,748	$166,637	$102,621,872	$(5,551,193)	$113,442,799	$565,571	$211,245,686

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$3,107,735	$3,127,878
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, not covered under FDIC loss sharing agreements	—	300,000
Provision for covered loan losses	—	(51,577)
Provision for FDIC receivable impairment	—	225,000
Depreciation and amortization	713,429	712,748
Deferred income tax benefit	51,000	—
Accretion and amortization of premiums and discounts, net	680,901	1,038,635
Accretion of fair value discounts related to covered loans	(2,929,505)	(2,662,372)
Accretion of fair value discounts related to FDIC receivable	(74,519)	(218,133)
Amortization of FDIC loss share receivable	1,790,514	746,391
Gain on sale of loans and loan servicing release fees	(718,581)	(438,831)
Proceeds from sale of loans	28,306,323	18,878,300
Originations and purchases of loans held for sale	(28,233,633)	(17,986,613)
Loss on sale of mortgage-backed securities, collateralized mortgage obligations and other investments	27,209	—
Write down of real estate owned	220,006	213,219
Gain on sale of real estate owned	(234,849)	(75,824)
Gain on sale of fixed assets	(3,250)	—
Restricted stock award expense	397,623	266,017
Stock option expense	165,497	143,662
Increase in cash surrender value of bank owned life insurance	(603,715)	(646,980)
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(135,136)	251,404
Decrease in other assets	1,885,241	1,210,710
Increase (decrease) in other liabilities	93,798	(839,789)
Net cash provided by operating activities	4,506,088	4,193,845
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	14,024,153	—
Principal collections on investment securities available for sale	10,647,975	12,307,305
Purchase of investment securities available for sale	(24,390,730)	(9,590,241)
Proceeds from maturities or calls of investment securities available for sale	6,774,050	9,860,000
Proceeds from redemption of FHLB stock	437,300	497,400
Net (increase) decrease in loans receivable	(49,365,646)	7,669,928
Net decrease in FDIC receivable	2,106,043	9,783,328
Principal Reductions of REO	59,308	—
Proceeds from sale of real estate owned	5,191,728	7,374,959
Proceeds from sale of premises and equipment	3,250	—
Purchase of bank owned life insurance	—	(6,100,000)
Purchase of premises and equipment	(91,870)	(217,565)
Net cash provided by (used in) investing activities	(34,604,439)	31,585,114
Cash flows from financing activities:
Repurchase of shares	(17,671,524)	(5,493,614)
Dividends paid	(1,589,479)	(2,199,721)

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) continued

	Six Months Ended March 31,
	2015	2014

Increase (decrease) in deposits	19,610,584	(9,232,953)
Principal payments on Federal Home Loan Bank advances	(5,000,000)	(5,000,000)
Net decrease in advance payments by borrowers for taxes and insurance	(150,342)	(191,388)
Net cash used in financing activities	(4,800,761)	(22,117,676)
Net (decrease) increase in cash and cash equivalents	(34,899,112)	13,661,283
Cash and cash equivalents at beginning of period	99,462,953	161,452,481
Cash and cash equivalents at end of period	$64,563,841	$175,113,764
Supplemental disclosures of cash flow information:
Interest paid	$2,555,660	$2,989,994
Income taxes paid	800,000	2,986,612
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$2,447,486	$2,557,886
Write down of real estate owned reimbursed by the FDIC	789,792	359,789
Gain on real estate sold payable to the FDIC	750,204	373,918
Provision for covered loan losses reimbursed by the FDIC	—	(1,549,966)
Issuance of common stock under stock benefit plan	—	592,857
Unrealized gain (loss) on investment securities available for sale, net	1,319,706	49,777

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

Note 2: Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Charter Financial and the Bank include the accounts of the Company and the Bank as of March 31, 2015 and September 30, 2014 (derived from audited financial statements), and for the three and six-month periods ended March 31, 2015 and 2014. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three and six-month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the estimates used for fair value acquisition accounting and the Federal Deposit Insurance Corporation receivable for loss sharing agreements, the estimate of expected cash flows on purchased impaired and other acquired loans, and the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, collateralized mortgage-backed securities and collateralized mortgage obligations. Certain reclassifications of prior fiscal year balances have been made to conform to classifications used in the current fiscal year. These reclassifications did not change net income or stockholders' equity.

Note 3: Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure (“ASU 2014-14”). This standard provides guidance on how holders of certain government-guaranteed loans (e.g., mortgage loans guaranteed by the FHA or VA) should present such loans upon foreclosure. Specifically, the ASU provides that, upon foreclosure, government-guaranteed loans within the scope of the standard should be derecognized and re-recognized as a separate other receivable (i.e., a receivable from the government entity guaranteeing the loan). The standard does not require any new disclosures about such loans. ASU 2014-14 is effective for the Company for annual and interim periods beginning after December 15, 2014, and did not have a material impact on the Company’s balance sheet or results of operations.

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

Additionally, in June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This standard amends the guidance in ASC 860 on accounting for certain repurchase agreements (“repos”). The standard (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings, (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) that are accounted for as secured borrowings. This standard is effective for annual periods beginning after December 15, 2014 and did not have a material impact on the Company’s balance sheet or results of operations.

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

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 did not have a material impact on the Company's consolidated financial statements.

Note 4: Investment Securities

Investment securities available for sale are summarized as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$24,402,948	$17,322	$(90,884)	$24,329,386
Mortgage-backed securities:
FHLMC certificates	40,018,791	599,789	(71,818)	40,546,762
FNMA certificates	105,545,426	824,991	(385,662)	105,984,755
GNMA certificates	1,574,614	72,023	—	1,646,637
Collateralized mortgage obligations:
FHLMC	41,703	3,187	—	44,890
FNMA	70,097	1,820	—	71,917
Private-label mortgage securities: (1)
Investment grade	1,206,663	5,765	(44,805)	1,167,623
Split rating (2)	1,034,993	—	(3,887)	1,031,106
Non-investment grade	8,229,365	17,745	(88,660)	8,158,450
Total	$182,124,600	$1,542,642	$(685,716)	$182,981,526

________________________________

(1)	Credit ratings are current as of March 31, 2015.

(2)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Tax-free municipals	$13,430,732	$26,471	$—	$13,457,203
Mortgage-backed securities:
FHLMC certificates	44,036,704	359,644	(370,420)	44,025,928
FNMA certificates	119,445,041	499,772	(1,666,436)	118,278,377
GNMA certificates	1,595,029	102,815	—	1,697,844
Collateralized mortgage obligations:
FHLMC	49,425	4,071	—	53,496
FNMA	78,152	2,004	—	80,156
Private-label mortgage securities:
Investment grade	1,485,804	8,941	(47,887)	1,446,858
Split rating (1)	1,090,524	3,583	—	1,094,107
Non-investment grade	8,674,491	45,243	(110,430)	8,609,304
Total	$189,885,902	$1,052,544	$(2,195,173)	$188,743,273
______________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due from one year to five years	—	—
Due after five years	24,402,948	24,329,386
Mortgage-backed securities	157,721,652	158,652,140
Total	$182,124,600	$182,981,526

Proceeds from called or matured investment securities available for sale during the six months ended March 31, 2015 and 2014, were $6.8 million and $9.9 million, respectively. Proceeds from sales of investment securities available for sale during the six months ended March 31, 2015 were $14.0 million. Gross realized gains on the sale of these securities were $2,507 and gross realized losses on the sale of these securities were $29,716 for the six months ended March 31, 2015. There were no sales of investment securities during the six months ended March 31, 2014.

Investment securities available for sale with an aggregate carrying amount of $80.3 million and $101.7 million at March 31, 2015 and September 30, 2014, respectively, were pledged to secure FHLB advances.

Investment securities available for sale that had been in a continuous unrealized loss position for less than 12 months at March 31, 2015 and September 30, 2014 are as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$16,127,470	$(90,884)	$16,036,586
Mortgage-backed securities:
FHLMC certificates	17,508,321	(71,818)	17,436,503
FNMA certificates	30,526,472	(111,084)	30,415,388
Collateralized mortgage obligations:
Private-label mortgage securities	4,060,724	(22,897)	4,037,827
Total	$68,222,987	$(296,683)	$67,926,304

	September 30, 2014
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FNMA certificates	$6,164,452	$(2,285)	$6,162,167
Collateralized mortgage obligations:
Private-label mortgage securities	1,900,526	(59,509)	1,841,017
Total	$8,064,978	$(61,794)	$8,003,184

Investment securities available for sale that had been in a continuous unrealized loss position for greater than 12 months at March 31, 2015 and September 30, 2014 are as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FNMA certificates	$22,009,642	$(274,578)	$21,735,064
Collateralized mortgage obligations:
Private-label mortgage securities	2,548,868	(114,455)	2,434,413
Total	$24,558,510	$(389,033)	$24,169,477

	September 30, 2014
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FHLMC certificates	$18,849,864	$(370,420)	$18,479,444
FNMA certificates	77,274,838	(1,664,152)	75,610,686
Collateralized mortgage obligations:
Private-label mortgage securities	4,188,449	(98,807)	4,089,642
Total	$100,313,151	$(2,133,379)	$98,179,772

At March 31, 2015 the Company had approximately $138,000 of gross unrealized losses on private-label mortgage securities with aggregate amortized cost of approximately $6.6 million. During the quarter ended March 31, 2015 the Company did not record any other than temporary impairment charges. Other than what is discussed in the paragraphs below, the Company is projecting that it will receive all contractual cash flows so there is no break in yield or additional other than temporary impairment.

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

The Company previously recognized $380,000 in credit losses on its investment portfolio. The Company recorded no such credit losses during the three and six months ended March 31, 2015 and 2014.

The following table shows issuer-specific information, including current par value, book value, fair value, credit rating and unrealized gain (loss) for the Company's portfolio of non-agency collateralized mortgage obligations as of March 31, 2015:

Cusip	Description	Credit Rating (1)			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Amortized Cost	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch	(dollars in thousands)
Investment Grade
36228FQF6	GSR 2003-4F 1A2	n/a	AA+	BBB	$—	$163	$163	$166	$3
55265KL80	MASTR 2003-8 4A1	n/a	A+	A	—	214	213	216	3
86359BVF5	SARM 2004-6 3A3	n/a	A+	n/a	—	831	831	786	(45)
	Total				—	1,208	1,207	1,168	(39)
Split Rating
17307GDL9	CMLTI 2004-HYB1 A31	Ba3	n/a	BBB	—	1,035	1,035	1,031	(4)
	Total				—	1,035	1,035	1,031	(4)
Non-Investment Grade
576433UQ7	MARM 2004-13 B1	NR	CCC	n/a	380	3,406	3,026	3,007	(19)
576433VN3	MARM 2004-15 4A1	B3	n/a	B	—	1,718	1,718	1,648	(70)
576433QD1	MARM 2004-7 5A1	Ba3	BB	n/a	—	3,486	3,485	3,503	18
	Total				380	8,610	8,229	8,158	(71)
	Grand Total				$380	$10,853	$10,471	$10,357	$(114)
______________________________

(1)	Credit ratings are current as of March 31, 2015.

Changes in accumulated other comprehensive income/loss by component for the three and six months ended March 31, 2015 and 2014 are shown in the table below. All amounts are net of tax. The line item affected in the consolidated statements of income by the reclassified amounts is loss on investment securities available for sale.

	Unrealized Gain/Loss on Available-for-Sale Securities
	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Beginning balance	$(22,874)	$(2,461,351)	$(754,135)	$(1,839,593)
Other comprehensive income before reclassifications	571,319	671,535	1,303,000	49,777
Amounts reclassified from accumulated other comprehensive income (loss) to loss on investment securities available for sale	17,126	—	16,706	—
Net current-period other comprehensive income	588,445	671,535	1,319,706	49,777
Ending balance	$565,571	$(1,789,816)	$565,571	$(1,789,816)

Note 5: Loans Receivable

Loans not covered by loss share agreements are summarized as follows:

	March 31, 2015	September 30, 2014
Loans not covered by loss sharing agreements:
1-4 family residential real estate	$172,131,248	$152,810,501
Commercial real estate	340,171,680	300,556,023
Commercial	29,431,806	24,759,682
Real estate construction	70,758,469	63,485,411
Consumer and other	4,559,832	4,959,103
Loans receivable, net of undisbursed proceeds of loans in process	617,053,035	546,570,720
Less:
Unamortized loan origination fees, net	1,471,715	1,364,853
Allowance for loan losses	8,463,104	8,473,373
Total loans not covered, net	$607,118,216	$536,732,494

The carrying amount of covered loans at March 31, 2015 and September 30, 2014, consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following tables.

	March 31, 2015
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$3,141,212	$5,256,205	$8,397,417
Commercial real estate	27,761,821	19,617,148	47,378,969
Commercial	1,281,174	650,067	1,931,241
Real estate construction	—	—	—
Consumer and other	—	72,570	72,570
Loans receivable, gross	32,184,207	25,595,990	57,780,197
Less:
Nonaccretable difference	3,161,562	249,204	3,410,766
Allowance for covered loan losses	—	946,314	946,314
Accretable discount	2,765,732	1,443,969	4,209,701
Discount on acquired performing loans	—	112,361	112,361
Unamortized loan origination fees, net	—	7,149	7,149
Total loans covered, net	$26,256,913	$22,836,993	$49,093,906

	September 30, 2014
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$4,841,705	$6,800,846	$11,642,551
Commercial real estate	33,053,228	34,354,816	67,408,044
Commercial	1,871,879	1,800,989	3,672,868
Real estate construction	—	—	—
Consumer and other	1,418	177,228	178,646
Loans receivable, gross	39,768,230	43,133,879	82,902,109
Less:
Nonaccretable difference	5,993,661	273,024	6,266,685
Allowance for covered loan losses	—	997,524	997,524
Accretable discount	3,073,198	2,770,499	5,843,697
Discount on acquired performing loans	—	142,731	142,731
Unamortized loan origination fees, net	—	17,253	17,253
Total loans covered, net	$30,701,371	$38,932,848	$69,634,219

The following table documents changes in the accretable discount on acquired credit impaired loans during the six months ended March 31, 2015 and the year ended September 30, 2014:

	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Balance, September 30, 2013	$3,508,430	$1,164,941	$4,673,371
Loan accretion	(3,979,390)	(2,579,144)	(6,558,534)
Transfer from nonaccretable difference	3,544,158	4,184,702	7,728,860
Balance, September 30, 2014	3,073,198	2,770,499	5,843,697
Loan accretion	(1,507,466)	(1,391,669)	(2,899,135)
Transfer from nonaccretable difference	1,200,000	65,139	1,265,139
Balance, March 31, 2015	$2,765,732	$1,443,969	$4,209,701

The following is a summary of transactions during the three and six months ended March 31, 2015 and 2014 in the allowance for loan losses on loans covered by loss sharing:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Balance, beginning of period	$1,012,679	$3,434,733	$997,524	$3,924,278
Loans charged off, gross	—	(168,861)	(64,853)	(138,885)
Recoveries on loans previously charged off	13,635	75,988	13,643	84,150
Provision (benefit) for loan losses charged (reversed) to FDIC receivable	(76,000)	(1,020,167)	—	(1,549,966)
Provision for loan losses charged to operations	(4,000)	(53,693)	—	(51,577)
Balance, end of period	$946,314	$2,268,000	$946,314	$2,268,000

The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate owned during the six months ended March 31, 2015 and the year ended September 30, 2014:

	Six Months Ended March 31, 2015	Year Ended September 30, 2014
Balance, beginning of period	$10,531,809	$29,941,862
Payments received from FDIC	(1,900,158)	(10,954,707)
Accretion of fair value adjustment	74,519	347,347
Impairment	—	(521,637)
Amortization	(1,790,514)	(3,507,017)
Recovery of previous loss reimbursements	(1,675,654)	(6,762,304)
Reduction in previous loss estimates	—	(1,549,967)
Provision for estimated losses on covered assets recognized in noninterest expense	789,792	1,426,762
External expenses qualifying under loss sharing agreements	719,565	2,111,470
Balance, end of period	$6,749,359	$10,531,809

During the quarterly reevaluation of cash flows on acquired loans, the Company revised its estimate of cash flows related to covered loans, resulting in a transfer of $1.3 million from nonaccretable discount to accretable yield related to the MCB and FNB acquisitions. In accordance with accounting guidance, the transferred amount will be accreted into income prospectively over the estimated remaining life of the loan pools. Concurrently, approximately $818,000, which previously represented cash flows receivable from the FDIC and included in the FDIC receivable for loss sharing agreements on the balance sheet will be amortized into interest income over the remaining life of the loan pools or the agreements with the FDIC, whichever is shorter.

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

Commercial real estate loans are generally made by the Company to Georgia, Alabama or Florida panhandle entities and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and generally requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2015, approximately 21.8% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.

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

The Company also originates first and second mortgage loans and home equity lines of credit secured by one- to four-family residential properties within Georgia, Alabama and the Florida panhandle. Management currently originates mortgages at all branch locations, but utilizes a centralized processing location to reduce the underwriting risk. The Company originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate 30 year conforming loans are generally originated for resale into the secondary market and loans that are non-conforming due to property exceptions and that have adjustable rates are generally retained in the Company’s portfolio. The non-conforming loans originated are not considered to be subprime loans and the amount of subprime and low documentation loans held by the Company is not material. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement. At March 31, 2015, the Company had $13.4 million of home equity lines of credit and second mortgage loans not covered by FDIC loss sharing agreements (“loss sharing”).

The Company originates consumer loans that consist of loans on deposits, auto loans and various other installment loans. The Company primarily offers consumer loans as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. The Company’s consumer lending generally follows accepted industry standards for non-subprime lending, including credit scores and debt to income ratios.

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

Nonaccrual and Past Due Loans. Nonaccrual loans not covered by loss sharing, segregated by class of loans were as follows:

	March 31, 2015 (1)	September 30, 2014 (1)
1-4 family residential real estate	$1,465,996	$982,087
Commercial real estate	1,869,036	2,369,520
Commercial	75,225	156,474
Real estate construction	—	—
Consumer and other	—	—
Total	$3,410,257	$3,508,081
__________________________________

(1)
Acquired Neighborhood Community Bank and McIntosh Commercial Bank FAS ASC 310-30 loans that are no longer covered under their respective commercial loss sharing agreements with the FDIC in the amount of $3.6 million at March 31, 2015 are excluded. Additionally, acquired Neighborhood Community Bank FAS ASC 310-30 loans that are no longer covered under the commercial loss sharing agreement with the FDIC in the amount of $1.3 million at September 30, 2014 are excluded. Due to the recognition of accretion income established at the time of acquisition, the FAS ASC 310-30 loans that are greater than 90 days delinquent are regarded as accruing loans.

An age analysis of past due loans not covered by loss sharing, segregated by class of loans at March 31, 2015 and September 30, 2014 were as follows:

March 31, 2015

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days Accruing (1)
1-4 family residential real estate	$1,630,392	$339,613	$1,970,005	$170,161,243	$172,131,248	$—
Commercial real estate	1,112,426	711,494	1,823,920	338,347,760	340,171,680	488,170
Commercial	111,131	2,225	113,356	29,318,450	29,431,806	2,225
Real estate construction	—	—	—	70,758,469	70,758,469	—
Consumer and other	7,312	—	7,312	4,552,520	4,559,832	—
Total	$2,861,261	$1,053,332	$3,914,593	$613,138,442	$617,053,035	$490,395
__________________________________

(1)
Previously covered loans in the amount of $490,395 are now reflected in the Greater than 90 Days Accruing column. These loans which are accounted for under ASC 310-30 are reported as accruing loans because of accretable discounts established at the time of acquisition.

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

An age analysis of past due loans covered by loss sharing, segregated by class of loans at March 31, 2015 and September 30, 2014 were as follows:

March 31, 2015

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans (1)	Loans > 90 Days Accruing (2)
1-4 family residential real estate	$51,688	$12,235	$63,923	$7,390,674	$7,454,597	$12,235
Commercial real estate	601,010	2,541,537	3,142,547	40,969,610	44,112,157	2,541,537
Commercial	57,700	83,997	141,697	1,672,941	1,814,638	83,997
Real estate construction	—	—	—	—	—	—
Consumer and other	—	—	—	41,725	41,725	—
Total	$710,398	$2,637,769	$3,348,167	$50,074,950	$53,423,117	$2,637,769
__________________________________

(1)
Covered loan balances are net of nonaccretable differences and allowance for covered loan losses and have not been reduced by $4,322,062 of accretable discounts and discounts on acquired performing loans.

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

Impaired loans not covered by loss sharing, segregated by class of loans were as follows:

March 31, 2015

				Three Months Ended March 31, 2015		Six Months Ended March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$1,517,435	$2,009,879	$—	$1,534,541	$548	$1,550,559	$3,999
Commercial real estate	7,881,126	9,116,027	—	7,900,032	87,259	7,928,631	175,555
Commercial	75,225	96,305	—	81,043	—	84,807	—
Total:	$9,473,786	$11,222,211	$—	$9,515,616	$87,807	$9,563,997	$179,554

There were no recorded allowances for impaired loans not covered by loss sharing at March 31, 2015. The recorded investment in accruing troubled debt restructured loans at March 31, 2015 totaled $6,063,530 and is included in the impaired loan table above.

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

Credit Quality Indicators. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio for both loans covered and not covered by loss sharing agreements with the FDIC, management tracks certain credit quality indicators including the level of classified loans, net charge-offs, nonperforming loans (see details above) and the general economic conditions in its market areas.

The Company utilizes a risk grading to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 8. The risk grade for each individual loan is determined by the loan officer and other approving officers at the time of loan origination and is adjusted from time to time to reflect an ongoing assessment of loan risk. Risk grades are reviewed on specific loans monthly for all delinquent loans as a part of monthly meetings held by the Loan Committee, quarterly for all nonaccrual and special reserve loans, and annually as part of the Company’s internal loan review process. In addition, individual loan risk grades are reviewed in connection with all renewals, extensions and modifications. Risk grades for covered loans are determined by officers within the Special Assets Division based on an ongoing assessment of loan risk. Such risk grades are updated in a manner consistent with non-covered loans, except the grading of such loans are assessed quarterly, as applicable, relating to revised estimates of expected cash flows.

The following table presents the risk grades of the loan portfolio not covered by loss sharing, segregated by class of loans:

March 31, 2015

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$169,257,202	$311,500,448	$28,911,206	$70,758,469	$4,526,366	$584,953,691
Special Mention (5)	750,553	2,055,331	13,459	—	—	2,819,343
Substandard (6)	2,123,493	26,615,901	507,141	—	33,466	29,280,001
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total not covered loans	$172,131,248	$340,171,680	$29,431,806	$70,758,469	$4,559,832	$617,053,035

September 30, 2014

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$151,661,479	$273,587,373	$23,205,880	$63,485,411	$4,954,661	$516,894,804
Special Mention (5)	—	3,325,324	91,000	—	—	3,416,324
Substandard (6)	1,149,022	23,643,326	1,462,802	—	4,442	26,259,592
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total not covered loans	$152,810,501	$300,556,023	$24,759,682	$63,485,411	$4,959,103	$546,570,720

The following table presents the risk grades, ignoring grade enhancement provided by the FDIC loss sharing, of the loan portfolio covered by loss sharing agreements, segregated by class of loans at March 31, 2015 and September 30, 2014. Numerical risk ratings 5-8 constitute classified assets for regulatory reporting; however, regulatory authorities consider the FDIC loss sharing percentage of either 80% or 95%, as applicable, as a reduction of the regulatory classified balance for covered loans. With respect to classified assets covered by loss sharing agreements, numerical risk ratings 5-8, for regulatory reporting purposes are done under FDIC guidance reporting the Bank’s non-reimbursable amount of the book balance of the loans as classified. The remaining reimbursable portion is classified as pass, numerical risk ratings 1-4.

March 31, 2015

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Numerical risk rating (1-4)	$6,086,210	$23,739,341	$1,483,044	$—	$41,725	$31,350,320
Numerical risk rating (5)	63,123	6,403,968	—	—	—	6,467,091
Numerical risk rating (6)	1,305,264	13,968,848	331,594	—	—	15,605,706
Numerical risk rating (7)	—	—	—	—	—	—
Numerical risk rating (8)	—	—	—	—	—	—
Total covered loans (1)	$7,454,597	$44,112,157	$1,814,638	$—	$41,725	$53,423,117
__________________________________

(1)
Covered loan balances are net of nonaccretable differences and allowances for covered loan losses and have not been reduced by $4,322,062 of accretable discounts and discounts on acquired performing loans.

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

The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time. During the previous fiscal year, the Company made certain refinements in its allowance methodology. The Company increased the look back period of historical losses from 24 months to 84 months as net charge-offs were not reflective of a full credit cycle for the two year period ended March 31, 2015 as compared with the seven year period ended March 31, 2015. In addition, some qualitative factors were removed and the loss allocation for qualitative risk factors was decreased. The change in the historical look back period more closely aligns the quantitative aspect of the Company's allowance methodology with the risks inherent in a full credit cycle.

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

The Company maintained its allowance for loan losses for non-covered loans for the quarter ended March 31, 2015 in response to inconsistent economic conditions, net charge-offs, financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. However, the Company did not make a provision in the quarter ended March 31, 2015 due to the long term trend of declining net charge-offs and overall improvement in the credit quality of the loan portfolio. The following table details the allowance for loan losses on loans not covered by loss sharing by portfolio segment for the quarters ended March 31, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

The following tables are a summary of transactions in the allowance for loan losses on loans not covered by loss sharing by portfolio segment:

	Three Months Ended March 31, 2015
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$810,797	$5,887,208	$391,617	$470,369	$14,144	$920,062	$8,494,197
Charge-offs	(4,921)	(53,181)	—	—	(1,000)	—	(59,102)
Recoveries	—	325	23,129	—	4,555	—	28,009
Provision	(180,370)	236,779	(17,135)	(50,388)	(3,680)	14,794	—
Balance at end of period	$625,506	$6,071,131	$397,611	$419,981	$14,019	$934,856	$8,463,104

	Six Months Ended March 31, 2015
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$812,130	$5,969,819	$400,883	$492,903	$13,990	$783,648	$8,473,373
Charge-offs	(83,591)	(53,180)	—	—	(10,622)	—	(147,393)
Recoveries	4,000	94,623	32,607	—	5,894	—	137,124
Provision	(107,033)	59,869	(35,879)	(72,922)	4,757	151,208	—
Balance at end of period	$625,506	$6,071,131	$397,611	$419,981	$14,019	$934,856	$8,463,104
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance: individually evaluated for impairment	$1,517,435	$7,881,126	$75,225	$—	$—		$9,473,786
Ending balance: collectively evaluated for impairment	170,613,813	332,290,554	29,356,581	70,758,469	4,559,832		607,579,249
Ending balance	$172,131,248	$340,171,680	$29,431,806	$70,758,469	$4,559,832		$617,053,035

	Three Months Ended March 31, 2014
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$739,764	$6,002,964	$684,585	$362,591	$54,067	$650,441	$8,494,412
Charge-offs	(58,970)	(30,437)	—	—	(3,099)	—	(92,506)
Recoveries	—	9,111	19,052	—	548	—	28,711
Provision	(9,298)	516,781	(262,314)	42,909	64	(288,142)	—
Balance at end of period	$671,496	$6,498,419	$441,323	$405,500	$51,580	$362,299	$8,430,617

	Six Months Ended March 31, 2014
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$862,043	$5,446,357	$455,833	$387,302	$124,717	$912,644	$8,188,896
Charge-offs	(100,379)	(30,437)	(22,035)	—	(7,648)	—	(160,499)
Recoveries	—	70,231	29,062	—	2,927	—	102,220
Provision	(90,168)	1,012,268	(21,537)	18,198	(68,416)	(550,345)	300,000
Balance at end of period	$671,496	$6,498,419	$441,323	$405,500	$51,580	$362,299	$8,430,617
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance: individually evaluated for impairment	$1,301,330	$10,800,578	$194,656	$—	$—		$12,296,564
Ending balance: collectively evaluated for impairment	133,879,683	260,355,853	21,306,110	47,111,623	16,531,561		479,184,830
Ending balance	$135,181,013	$271,156,431	$21,500,766	$47,111,623	$16,531,561		$491,481,394

There were no new troubled debt restructurings (“TDRs”) in the six month period ended March 31, 2015. For the six month period ended March 31, 2014, the following table presents a breakdown of the types of concessions determined to be troubled debt restructurings (“TDRs”) during the period by loan class:

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

As of March 31, 2015 and 2014, there were no loans that defaulted within twelve months after their restructure.

Note 6: Income Per Share

Basic net income per share for the three and six months ended March 31, 2015 and 2014 was computed by dividing net income to common shareholders by the weighted average number of shares of common stock outstanding, which consists of issued shares less unallocated ESOP shares and unvested restricted shares.

Diluted net income per share for the three and six months ended March 31, 2015 and 2014 was computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options and unvested restricted shares, determined using the treasury stock method.

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Numerator:
Net income	$1,434,231	$1,490,810	$3,107,735	$3,127,878
Denominator:
Weighted average common shares outstanding	15,835,418	21,701,476	16,007,320	21,855,743
Common stock equivalents	540,089	522,401	540,089	522,401
Diluted shares	16,375,507	22,223,877	16,547,409	22,378,144
Net income per share:
Basic	$0.09	$0.07	$0.19	$0.14
Diluted	$0.09	$0.07	$0.19	$0.14

For the three and six months ended March 31, 2015 and 2014 there were 224,675 and 143,702, respectively, of dilutive stock options. For the three and six months ended March 31, 2015 and 2014 there were 315,414 and 378,699 shares, respectively, of unvested restricted stock which were also dilutive. There were no shares which were subject to options issued with exercise prices in excess of the average market value per share during the three and six months ended March 31, 2015. The Company excluded 971,680 shares from the calculation of diluted earnings per share for the three and six months ended March 31, 2014 which were subject to options issued with exercise prices in excess of the average market value per share during that period.

Note 7: Real Estate Owned

The following is a summary of transactions in real estate owned:

Non-covered real estate owned:
	Six Months Ended March 31, 2015	Year Ended September 30, 2014
Balance, beginning of period	$1,757,864	$1,615,036
Real estate acquired through foreclosure of loans receivable	958,458	2,121,865
Proceeds from real estate sold	(1,955,970)	(2,161,103)
Write down of real estate owned	(31,300)	(268,696)
Gain on sale of real estate owned	102,257	80,762
Transfer of previously covered non-single family OREO (1)	167,006	420,000
Gain on real estate sold payable to the FDIC (2)	145,797	—
Principal reductions	—	(50,000)
Balance, end of period	$1,144,112	$1,757,864
__________________________________

(1)	Transfer of OREO upon the expiration of the MCB and NCB non-single family loss sharing agreements with the FDIC in March 2015 and June 2014, respectively.

(2)	A percentage of the gain on the sale of OREO transferred from covered to non-covered upon the expiration of the MCB and NCB non-single family loss sharing agreements must be shared with the FDIC.

Covered real estate owned:
	Six Months Ended March 31, 2015	Year Ended September 30, 2014
Balance, beginning of period	$5,557,927	$14,068,846
Real estate acquired through foreclosure of loans receivable	1,489,028	4,405,516
Proceeds from real estate sold	(3,235,758)	(12,348,078)
Gain on real estate sold recognized in noninterest expense	132,592	217,408
Gain on real estate sold payable to the FDIC	604,407	1,349,676
Provision for losses on real estate owned recognized in noninterest expense	(188,706)	(254,408)
Increase of FDIC receivable for loss sharing agreements	(789,792)	(1,330,943)
Principal reductions	(59,308)	(130,090)
Transfer of previously covered non-single family OREO (1)	(167,006)	(420,000)
Balance, end of period	$3,343,384	$5,557,927
__________________________________

(1)	Transfer of OREO upon the expiration of the MCB and NCB non-single family loss sharing agreements with the FDIC in March 2015 and June 2014, respectively.
Included in the tables above is $1.0 million of foreclosed residential real estate property at March 31, 2015. Additionally, the Company had $123,000 of consumer mortgage loans collateralized by residential real estate in the process of foreclosure at March 31, 2015.

Note 8: Employee Benefits

The Company has a 2002 stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. For options granted under the 2002 stock option plan, when granted, the options vest over periods up to 4 or 5 years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or non-qualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 882,876 shares for the plan, of which 77,777 have been issued or retired upon the exercise of the option granted under the plan, 650,436 are granted and outstanding and no shares are available to be granted at March 31, 2015 within this plan. All share and share amounts related to employee benefits have been updated to reflect the completion of the second-step conversion on April 8, 2013 at a conversion ratio of 1.2471. As of March 31, 2015, 389,917 shares have vested under this plan.

In addition to the plan above, on December 19, 2013, the Company's stockholders approved the 2013 Equity Incentive Plan, which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest from one year to five years from grant date or upon death or disability. All options must be exercised within a 10-year period from the grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or non-qualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 1,428,943 shares for the plan, of which 971,680 were granted and outstanding as of March 31, 2015, with the remaining 457,263 shares available to be granted at March 31, 2015. During the six months ended March 31, 2015, 194,335 options from this plan vested.

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)
Options outstanding – September 30, 2014	1,627,739	$9.90	8
Options exercised	(1,316)	8.82	4
Options forfeited	(4,307)	8.82	4
Options granted	—	—	—
Options outstanding – March 31, 2015	1,622,116	$9.91	7
Options exercisable – March 31, 2015	584,252	$9.51	6

The stock price at March 31, 2015 was greater than the exercise prices on 1,622,116 options outstanding and therefore had an intrinsic value of $2,583,761. The total intrinsic value of all 584,252 shares exercisable at March 31, 2015 was $1,164,619.

Stock option expense was $165,497 and $143,662 for the six months ended March 31, 2015 and 2014, respectively. The following table summarizes information about the options outstanding at March 31, 2015:

Number of options outstanding at March 31, 2015	Remaining contractual life in years	Exercise price per share
387,922	4	$8.82
174,594	5	$8.18
66,720	6	$7.22
16,212	7	$7.34
4,988	7	$7.79
971,680	9	$10.89
1,622,116

The Company has a Charter Financial Corporation 2001 Recognition and Retention Plan for key employees and directors. As of March 31, 2015, 9,355 shares remain in the trust and have not yet vested.

In addition to the above, the Company implemented the Charter Financial Corporation 2013 Equity Incentive Plan as described above, which has 571,577 shares authorized, and during the year ended September 30, 2014, the Company granted 360,092 shares of restricted stock to key employees and directors. During the six months ended March 31, 2015, 72,015 shares vested. The remaining 211,485 shares are available to be granted at March 31, 2015.

	Shares	Weighted average grant date fair value per award
Unvested restricted stock awards - September 30, 2014	369,447	$10.82
Granted	—	—
Vested	72,015	10.89
Canceled or expired	—	—
Unvested restricted stock awards – March 31, 2015	297,432	$10.80

Grants between January 1, 2009 and December 1, 2013 will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement at age 65. Grants subsequent to December 1, 2013 will be expensed to the scheduled vesting.

Note 9: Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At March 31, 2015, commitments to extend credit and standby letters of credit totaled $149.6 million. The Company does not anticipate any material losses as a result of these transactions.

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management, none of these matters should have a material adverse effect on the Company’s financial position or results of operation.

Note 10: Fair Value of Financial Instruments and Fair Value Measurement

Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1- Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date; Level 2- Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data; Level 3- Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the three months ended March 31, 2015, there were no transfers between levels.

At March 31, 2015, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, collateralized loan obligations, mortgage-backed securities and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. These are inputs used by a third-party pricing service used by the Company. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.

All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. These securities are priced via independent service providers. In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values.

The Company also holds assets available for sale reported at fair value and included in other assets on the Company's balance sheet, consisting of three former branches, a parcel of land adjacent to a current branch and a parcel of land initially acquired as a proposed branch site. These assets are included in other assets on the Company's condensed consolidated statements of financial condition. The fair value of these assets is determined using current appraisals adjusted at management’s discretion to reflect any decline in the fair value of the properties since the time the appraisal was performed. Appraisal values are reviewed and monitored internally and fair value is reassessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. All of the Company’s assets held for sale fall into level 3 of the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	March 31, 2015
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Collateralized loan obligations	$24,329,386	$—	$24,329,386	$—
Mortgage-backed securities:
FHLMC certificates	40,546,762	—	40,546,762	—
FNMA certificates	105,984,755	—	105,984,755	—
GNMA certificates	1,646,637	—	1,646,637	—
Collateralized mortgage obligations:
FHLMC	44,890	—	44,890	—
FNMA	71,917	—	71,917	—
Private-label mortgage securities:
Investment grade	1,167,623	—	1,167,623	—
Split rating (1)	1,031,106	—	1,031,106	—
Non-investment grade	8,158,450	—	8,158,450	—
Total investment securities available for sale	182,981,526	—	182,981,526	—
Assets held for sale	1,744,584	—	—	1,744,584
Total recurring assets at fair value	$184,726,110	$—	$182,981,526	$1,744,584
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2014
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Tax free municipals	$13,457,203	$—	$13,457,203	$—
Mortgage–backed securities:
FHLMC certificates	44,025,928	—	44,025,928	—
FNMA certificates	118,278,377	—	118,278,377	—
GNMA certificates	1,697,844	—	1,697,844	—
Collateralized mortgage obligations:
FHLMC	53,496	—	53,496	—
FNMA	80,156	—	80,156	—
Private-label mortgage securities:
Investment grade	1,446,858	—	1,446,858	—
Split rating (1)	1,094,107	—	1,094,107	—
Non-investment grade	8,609,304	—	8,609,304	—
Total investment securities available for sale	188,743,273	—	188,743,273	—
Assets held for sale	1,744,584	—	—	1,744,584
Total recurring assets at fair value	$190,487,857	$—	$188,743,273	$1,744,584
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.
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

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis is as follows:

	Six Months Ended March 31, 2015	Year Ended September 30, 2014
Fair value, beginning balance	$1,744,584	$1,744,584
Purchases	—	—
Sales	—	—
Transfers in and/or out of level 3	—	—
Fair value, ending balance	$1,744,584	$1,744,584

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

		Fair value measurements using:
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
March 31, 2015
Impaired loans:
Not covered under loss share	$2,579,119	$—	$—	$2,579,119
Other real estate owned:
Not covered under loss share	1,144,112	—	—	1,144,112
Covered under loss share	3,343,384	—	—	3,343,384
September 30, 2014
Impaired loans:
Not covered under loss share	3,174,410	—	—	3,174,410
Other real estate owned:
Not covered under loss share	1,757,864	—	—	1,757,864
Covered under loss share	5,557,927	—	—	5,557,927

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

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at March 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	General Range (Discount)			Weighted Average Discount
Impaired Loans	$2,579,119	Property appraisals	Management discount for property type and recent market volatility	19%	—	50%	31%
OREO	$4,487,496	Property appraisals	Management discount for property type and recent market volatility	20%	—	47%	29%
Assets Held for Sale	$1,744,584	Valuation analysis	Management discount for property type and recent market volatility	0%	—	50%	34%

Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of March 31, 2015 and September 30, 2014.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS – The carrying amount approximates fair value because of the short maturity of these instruments.

INVESTMENTS AVAILABLE FOR SALE AND FHLB STOCK – The fair value of investment securities and mortgage-backed securities and collateralized mortgage obligations available for sale is estimated based on bid quotations received from securities dealers. The FHLB stock is considered a restricted stock and is carried at cost which approximates its fair value.

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

DEPOSITS – The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and checking accounts, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at March 31, 2015 and at September 30, 2014, the fair value of these commitments is not presented.

Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of March 31, 2015 and September 30, 2014 is summarized below:

	March 31, 2015
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$64,563,841	$64,563,841	$64,563,841	$—	$—
Investments available for sale	182,981,526	182,981,526	—	182,981,526	—
FHLB stock	3,005,600	3,005,600	—	3,005,600	—
Loans receivable, net	656,212,122	654,262,331	—	—	654,262,331
Loans held for sale	2,700,613	2,755,616	—	2,755,616	—
FDIC receivable for loss sharing arrangements	6,749,359	5,932,365	—	—	5,932,365
Assets held for sale	1,744,584	1,744,584	—	—	1,744,584
Accrued interest and dividends receivable	2,594,483	2,594,483	—	495,737	2,098,746
Financial liabilities:
Deposits	$736,802,784	$737,511,630	$—	$737,511,630	$—
FHLB advances	50,000,000	54,061,552	—	54,061,552	—
Accrued interest payable	198,293	198,293	—	198,293	—

	September 30, 2014
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$99,462,953	$99,462,953	$99,462,953	$—	$—
Investments available for sale	188,743,273	188,743,273	—	188,743,273	—
FHLB stock	3,442,900	3,442,900	—	3,442,900	—
Loans receivable, net	606,366,713	607,754,670	—	—	607,754,670
Loans held for sale	2,054,722	2,090,469	—	2,090,469	—
FDIC receivable for loss sharing arrangements	10,531,809	7,658,896	—	—	7,658,896
Assets held for sale	1,744,584	1,744,584	—	—	1,744,584
Accrued interest and dividends receivable	2,459,347	2,459,347	—	538,043	1,921,304
Financial liabilities:
Deposits	$717,192,200	$718,935,248	$—	$718,935,248	$—
FHLB advances	55,000,000	59,391,540	—	59,391,540	—
Accrued interest payable	182,198	182,198	—	182,198	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended March 31, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

During the first six months of fiscal year 2015, the national economy continued to show signs of recovery, as evidenced by increases in consumer spending and the stabilization of the labor market, the housing sector, and financial markets. The housing market remains inconsistent nationwide with areas of strength and areas of weakness. The local economy continues to experience some of these same positive trends but seems to be lagging behind the national economy in exhibiting many of the recovery signs mentioned above. In an effort to support mortgage lending and housing market recovery, and to help improve credit conditions overall, the Federal Open Market Committee of the Federal Reserve has maintained the overnight lending rate between zero and 25 basis points since December 2008.

Net income was $1.4 million and $3.1 million for the three and six months ended March 31, 2015, respectively, compared to $1.5 million and $3.1 million for the three and six months ended March 31, 2014, respectively.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, the Company considers its critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, real estate owned, goodwill and other intangible assets, deferred income taxes, receivable from FDIC under loss sharing agreements, and estimation of fair value. There have been no material changes in our critical accounting policies during the six months ended March 31, 2015.

Comparison of Financial Condition at March 31, 2015 and September 30, 2014

Assets. Total assets increased $284,000 to $1.0 billion at March 31, 2015. Net loan growth and shares repurchased during fiscal 2015 were funded by deposit growth, including brokered CDs, and utilization of the Company's cash and cash equivalents. Net loans grew $49.8 million, or 8.2%, to $656.2 million at March 31, 2015, from $606.4 million at September 30, 2014.

Cash and cash equivalents. Cash and cash equivalents declined to $64.6 million at March 31, 2015, down from $99.5 million at September 30, 2014. This decrease was primarily due to funding the increase in total loans as well as the repurchase of shares under the ongoing stock buyback programs.

Loans. At March 31, 2015, net loans were $656.2 million, or 64.9% of total assets. As indicated by the table below, during the six months ended March 31, 2015, net loans not covered by loss share agreements increased $70.4 million, or 13.1%, to $607.1 million at March 31, 2015 from $536.7 million at September 30, 2014. Included in this increase is $13.1 million of net loans that are no longer covered under the FDIC loss sharing agreement upon the expiration of the MCB non-single family agreement in March 2015. Additionally, $12.4 million of one- to four-family loans were purchased during fiscal 2015, aiding this non-covered loan growth. The increase in net loans not covered by loss sharing agreements consisted of increases in one- to four-family residential real estate, commercial real estate, commercial non-real estate and real estate construction loans of $19.3 million, $39.6 million, $4.7 million and $7.3 million, respectively, partially offset by a $399,000 decrease in consumer and other loans. These increases were partially offset by loans covered by loss share agreements, net, that decreased $20.5 million, or 29.5%, to $49.1 million at March 31, 2015 from $69.6 million at September 30, 2014. The covered loans decreased as we continue to progress through the resolution process on loss share assets as well as due to the expired loss sharing agreement mentioned previously.

Non-covered and Covered Loans, net

	Loan Balances
	Non-covered (1)	Covered (2)	Total
	(dollars in thousands)
March 31, 2015 (3)	$607,118	$49,094	$656,212
December 31, 2014	560,724	67,016	627,740
September 30, 2014	536,732	69,635	606,367
June 30, 2014 (4)	511,176	71,227	582,403
March 31, 2014	481,907	90,133	572,040
December 31, 2013	476,466	100,101	576,567
September 30, 2013	470,863	108,991	579,854
June 30, 2013	443,581	120,712	564,293
March 31, 2013	421,175	131,359	552,534
__________________________________

(1)	Non-covered loans are shown net of deferred loan fees and allowance for loan losses.

(2)	Covered loans are shown net of deferred loan fees, allowances, nonaccretable differences and accretable discounts.

(3)	$13.1 million of non-single family loans, net, were transferred from covered to non-covered loans due to the expiration of the MCB non-single family loss sharing agreement with the FDIC in March 2015.

(4)	$8.6 million of non-single family loans, net, were transferred from covered to non-covered loans due to the expiration of the NCB non-single family loss sharing agreement with the FDIC in June 2014.

FDIC Receivable for Loss Share Agreements. As of March 31, 2015, 7.5% of our outstanding principal balance of loans and 74.5% of our OREO assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for 80% or 95%, depending on the contract, of all losses incurred in connection with those assets. We estimated the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and OREO assets, and we recorded the estimate as a receivable from the FDIC. The FDIC receivable for loss share agreements was $6.7 million as of March 31, 2015 and $10.5 million as of September 30, 2014. The decrease in the amount of FDIC receivable was attributable to cash proceeds received from the FDIC and a $1.8 million charge due to the amortization of the indemnification asset during the six months ended March 31, 2015. The amortization is related to improved cash flows associated with the acquired loans for the MCB and FNB loss sharing agreements. The current and prior year impairment and amortization charges have been based on this analysis and the probability of those expected losses recognized prior to the end of loss share.

Investment Securities Portfolio. At March 31, 2015, our investment securities portfolio totaled $183.0 million, compared to $188.7 million at September 30, 2014. The decrease was attributable to $6.8 million in securities that were called or matured, $14.0 million in net sales of securities and $11.3 million in principal paydowns, partially offset by $24.4 million in collateralized loan obligations purchased and a $2.0 million decrease in unrealized losses on available for sale securities during the first six months of fiscal 2015.

During the first six months of fiscal 2015, we had no additional other-than-temporary impairment charges on non-agency collateralized mortgage backed securities. Through March 31, 2015, we had recorded a cumulative $380,000 of other-than-temporary impairment charges with respect to one private label security. No other non-agency collateralized mortgage backed securities in our investment portfolio were other- than- temporarily impaired at March 31, 2015.

Bank Owned Life Insurance. The total cash surrender values of bank owned life insurance policies at March 31, 2015 and September 30, 2014 were $47.8 million and $47.2 million, respectively.

Deposits. Total deposits increased $19.6 million, or 2.7%, to $736.8 million at March 31, 2015 from $717.2 million at September 30, 2014. The increase was primarily attributable to the issuance of $30.8 million of brokered CDs along with a $13.8 million increase in transaction accounts, partially offset by a $25.8 million runoff in retail CDs. At March 31, 2015, $706.0 million of deposits were retail deposits. We currently have $30.8 million deposits classified as wholesale deposits, which are funds on deposit from internet services and brokered deposits. The following table shows deposit fees earned and deposit balances by category for the quarter end periods indicated:

		Deposit Balances
	Deposit & Bankcard Fees	Checking	Savings	Money Market	Total Core Deposits	Retail Certificates of Deposit	Wholesale Certificates of Deposit	Total Deposits
	(dollars in thousands)
March 31, 2015	$2,507	$328,012	$49,848	$122,990	$500,850	$205,118	$30,835	$736,803
December 31, 2014	2,530	310,891	48,380	124,017	483,288	218,187	—	701,475
September 30, 2014	2,512	314,201	48,486	123,561	486,248	230,944	—	717,192
June 30, 2014	2,370	312,962	48,752	124,678	486,392	243,217	—	729,609
March 31, 2014	2,235	314,788	48,775	128,022	491,585	250,479	—	742,064
December 31, 2013	2,256	295,848	47,531	131,010	474,389	258,265	5,000	737,654
September 30, 2013	2,011	296,453	48,324	130,649	475,426	270,475	5,396	751,297
June 30, 2013	1,915	302,471	49,681	129,078	481,230	280,372	8,179	769,781
March 31, 2013 (1)	1,878	293,143	49,890	131,523	474,556	292,650	13,215	780,421
__________________________________

(1)	March 31, 2013 core deposits were reduced by $138.6 million of deposits held by the Bank for stock orders from the second-step conversion which closed on April 8, 2013.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Atlanta. At March 31, 2015 and September 30, 2014, borrowings totaled $50.0 million and $55.0 million, respectively. The year to date decrease was due to a $5.0 million 3.993% fixed rate advance which matured in March 2015.

Based upon available investment and loan collateral except cash, additional advances of $159.7 million were available from the Federal Home Loan Bank of Atlanta at March 31, 2015.

At March 31, 2015, approximately $73.7 million of a line of credit was available to us at the Federal Reserve Bank of Atlanta based on loan collateral pledged. The line of credit at the Federal Reserve Bank of Atlanta was not used other than periodic tests to ensure the line was functional.

Stockholders’ Equity. At March 31, 2015, total stockholders’ equity totaled $211.2 million, or $12.68 per net share, a $13.7 million decline from September 30, 2014 due to $17.7 million of shares repurchased and $1.6 million of cash dividends paid, partially offset by $3.1 million of net income and a $1.3 million decrease in accumulated other comprehensive loss during the six months ended March 31, 2015. Despite the decrease in total stockholders’ equity, tangible book value increased to $12.39 per share at March 31, 2015 compared with $12.06 per share at September 30, 2014, due to the stock repurchases and associated reduced weighted average share count for the six months ended March 31, 2015.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and March 31, 2014

General. Net income decreased $57,000, or 3.8%, to $1.4 million for the quarter ended March 31, 2015 from $1.5 million for the quarter ended March 31, 2014. The slight decrease was due to increases in noninterest expense and income tax expense, almost completely offset by increases in net interest income and noninterest income.

Interest income improved for the third consecutive quarter despite the continued decrease in net purchase discount accretion and amortization. Additionally, both net interest margin including the effects of purchase accounting and excluding the effects of purchase accounting improved over the prior year quarter to 3.54% and 3.31%, respectively. This, along with a 13.6% decrease in total interest expense, helped to increase net interest income by $310,000, or 4.1%, for the quarter ended March 31, 2015. Noninterest income increased $234,000, or 7.3%, primarily due to increases in service charges on deposit accounts and bankcard fees compared to the same period in fiscal 2014. These positive trends were more than offset by increases to noninterest expense and income tax expense. Increases in salaries and employee benefits and net cost of operations of OREO contributed to a $483,000, or 5.6%, increase in noninterest expense for the quarter ended March 31, 2015 compared to the prior year quarter.

Interest Income. Total interest income increased $116,000, or 1.3%, to $9.0 million for the quarter ended March 31, 2015 from $8.9 million for the quarter ended March 31, 2014. This increase was attributable to an increase in loan interest income of $363,000, or 4.2%, to $8.9 million for the quarter ended March 31, 2015 due primarily to an increase in loan balances as well as interest income recognized on a loan that was moved back to accrual status, but was partially offset by a $265,000 decrease in net purchase discount accretion and amortization. The average yield on loans declined to 4.95% for the quarter ended March 31, 2015 compared to 5.41% for the quarter ended March 31, 2014. Our loans acquired through FDIC acquisitions carry higher yields than our legacy loan portfolio. Due to lower purchase discount accretion and amortization of the indemnification asset in our covered loan portfolio, average yields decreased during the quarter ended March 31, 2015 as compared to the prior year period. Additionally, as our purchase discount accretion declines and additional amortization is expensed in future periods, our net interest margin could be negatively impacted.

During the most recent quarterly reevaluation of cash flows on acquired loans, the Company revised its estimate of cash flows related to acquired loans resulting in a transfer of $1.3 million from nonaccretable discount to accretable yield related to the McIntosh Commercial Bank and First National Bank of Florida acquisitions. In accordance with accounting guidance, the transferred amount will be accreted into income prospectively over the estimated remaining life of the loan pools. There was also a $4,000 loan provision recapture related to certain loans of MCB. Concurrently, an estimate of approximately $818,000 which previously represented cash flows receivable from the FDIC and included in the FDIC receivable for loss sharing agreements on the balance sheet will be amortized into interest income over the remaining life of the loan pools or the agreements with the FDIC, whichever is shorter and approximately $4.3 million of remaining discount accretion that will be accreted into interest income.

The table below shows discount accretion included in income over the past five years and for the quarters ended December 31, 2014 and March 31, 2015 and the remaining discount to be recognized as of March 31, 2015:

	Loan Accretion (Amortization) Income
	2009	2010	2011	2012	2013	2014	1Q 2015	2Q 2015	Remaining(1)
	(in thousands)
NCB	$1,698	$4,519	$2,272	$751	$844	$239	$28	$21	$19
MCB	—	3,242	5,742	3,740	3,086	3,110	856	686	1,583
FNB	—	—	252	4,497	4,993	3,245	677	662	2,720
Total	1,698	7,761	8,266	8,988	8,923	6,594	1,561	1,369	4,322
Amortization (2)	—	—	—	—	—	(3,507)	(889)	(902)	(818)
Net	$1,698	$7,761	$8,266	$8,988	$8,923	$3,087	$672	$467	$3,504
__________________________________

(1)
Based on revised estimated cash flows related to covered loans, as of March 31, 2015, it was determined that approximately $818,000 of the FDIC indemnification asset will be amortized into interest income over the remaining life of the acquired loan pools or the agreements with the FDIC, whichever is shorter. $902,000 was amortized as an offset to loan interest income in the quarter ended March 31, 2015.

(2)	Amortization of the FDIC indemnification asset due to improved estimated cash flows related to covered loans.

Interest on mortgage-backed securities and collateralized mortgage obligations decreased $160,000 to $793,000 for the quarter ended March 31, 2015 from $953,000 for the quarter ended March 31, 2014. This decrease was primarily attributable to a $22.9 million, or 12.3%, decrease in the average balance of such securities to $162.6 million for the quarter ended March 31, 2015 compared to the same period in the prior fiscal year.

Interest on other investment securities, which consisted of agency securities, municipal securities and collateralized loan obligations, increased $134,000 to $153,000 for the quarter ended March 31, 2015 from $19,000 for the quarter ended March 31, 2014 as other investment securities average balances increased $6.0 million to $25.4 million. Additionally, the average yield increased to 2.41% for the quarter ended March 31, 2015 from 0.40% for the quarter ended March 31, 2014 as municipal securities were sold and replaced with higher yielding collateralized loan obligations.

Interest on interest earning deposits decreased $65,000 to $19,000 for the quarter ended March 31, 2015 from $84,000 for the quarter ended March 31, 2014 as average balances on interest earning deposits decreased $114.7 million due to the ongoing stock buyback programs as well as funding the increase in total loans.

The following table shows selected average yield and cost information for the quarter end periods indicated:

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Yield on loans	4.95%	5.14%	5.05%	5.44%	5.41%
Yield on securities	2.01%	1.85%	1.77%	1.83%	1.90%
Yield on assets	4.10%	4.07%	3.75%	3.85%	3.78%

Cost of deposits	0.43%	0.48%	0.49%	0.49%	0.49%
Cost of CD's	0.93%	1.04%	1.06%	1.04%	1.02%
Cost of interest bearing checking	0.12%	0.13%	0.10%	0.11%	0.11%
Cost of bank rewarded checking	0.20%	0.23%	0.23%	0.24%	0.24%
Cost of savings	0.02%	0.02%	0.02%	0.02%	0.02%
Cost of MMDA	0.21%	0.22%	0.23%	0.21%	0.23%
Cost of borrowings	4.29%	4.35%	4.38%	4.33%	4.25%
Cost of liabilities	0.74%	0.80%	0.80%	0.79%	0.79%

Loan/deposit spread	4.52%	4.66%	4.56%	4.95%	4.92%
Asset/liability spread	3.36%	3.27%	2.95%	3.06%	2.99%

Interest Expense. Total interest expense decreased $194,000, or 13.6%, to $1.2 million for the quarter ended March 31, 2015 compared to $1.4 million for the quarter ended March 31, 2014. Interest expense declined due to a 5 basis point, or 6.3%, decrease in the average cost of interest-bearing liabilities to 0.74% for the quarter ended March 31, 2015 from 0.79% for the quarter ended March 31, 2014, reflecting continued low market interest rates. Additionally, the average balance of interest-bearing liabilities decreased by $52.9 million, or 7.3%, to $667.2 million for the quarter ended March 31, 2015 compared to $720.0 million for the quarter ended March 31, 2014 primarily as a result of a reduction in higher cost certificates of deposit acquired in FDIC acquisitions and higher costing FHLB advances that matured and were repaid.

Interest expense on deposits decreased $146,000, or 18.1%, to $658,000 for the quarter ended March 31, 2015, compared to $804,000 for the quarter ended March 31, 2014. The decrease was primarily due to a 6 basis point decrease in the average cost of deposits to 0.43% for the current quarter compared to 0.49% for the quarter ended March 31, 2014. The decrease in the average cost of deposits was largely due to low market interest rates and a decrease in higher costing certificates of deposit. Interest expense on certificates of deposit decreased $130,000 to $518,000 for the quarter ended March 31, 2015, from $648,000 for the quarter ended March 31, 2014, reflecting the $31.4 million, or 12.3%, decrease in the average balance of such deposits and a 9 basis point decrease in the average cost of certificates of deposit to 0.93%. Interest expense on FHLB advances decreased $48,000 to $578,000 for the quarter ended March 31, 2015 compared to $626,000 for the quarter ended March 31, 2014, due to a decrease of $5.0 million, or 8.5%, in the average balance of advances.

Net Interest Income. Net interest income increased $310,000, or 4.1%, to $7.8 million for the quarter ended March 31, 2015, from $7.5 million for the quarter ended March 31, 2014. The net increase was due to an increase in interest income of $116,000 combined with a decrease in interest expense of $194,000. Interest income increased despite lower average yields on loans and a $265,000 decrease in net accretion and amortization on covered loans. The average balance of loans receivable increased $70.9 million to $649.8 million for the three months ended March 31, 2015 as the growth in non-covered portfolio continued to outpace the resolution and pay off of covered loans.

The decrease in interest expense was primarily due to a decrease of $52.9 million in the average balance of interest-bearing liabilities during the quarter ended March 31, 2015 as compared to the same prior year quarter. In addition, the average cost of total interest bearing deposits decreased 6 basis points to 0.43% for the quarter ended March 31, 2015 from 0.49% for the quarter ended March 31, 2014. As the table below indicates, our net interest margin increased 36 basis points to 3.54% for the March quarter of 2015 from 3.18% for the March quarter of 2014, while our net interest rate spread increased 37 basis points to 3.36% for the second quarter of fiscal 2015 from 2.99% for the second quarter of fiscal 2014. Lower average rates paid on interest bearing deposits, partially offset by lower average yields on loans outstanding, contributed to the increase in net interest margin. Additionally, net interest margin excluding the effects of purchase accounting was 3.31% for the quarter ended March 31, 2015 compared to 2.85% for the quarter ended March 31, 2014. At March 31, 2015, there was $4.3 million of discount remaining to accrete into interest income over the remaining life of the covered loans with the accretion heavily weighted towards the early quarters based on current cash flow projections. This $4.3 million discount will be partially offset by an estimated $818,000 overstatement of FDIC indemnification asset that will be amortized over the remaining life of the acquired loan pools or the agreements with the FDIC, whichever is shorter.

	For the Three Months Ended March 31,
	2015			2014
	Average Balance	Interest	Average Yield/Cost (10)	Average Balance	Interest	Average Yield/Cost (10)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$41,534	$19	0.18%	$156,199	$84	0.22%
FHLB common stock and other equity securities	3,362	37	4.40	3,861	37	3.85
Mortgage-backed securities and collateralized mortgage obligations available for sale	162,561	793	1.95	185,459	953	2.06
Other investment securities available for sale (1)	25,428	153	2.41	19,455	19	0.40
Loans receivable (1)(2)(3)(4)	649,787	7,571	4.66	578,887	7,098	4.90
Accretion and amortization of loss share loans receivable (5)		467	0.28		732	0.50
Total interest-earning assets	882,672	9,040	4.10	943,861	8,923	3.78
Total noninterest-earning assets	107,814			133,844
Total assets	$990,486			$1,077,705
Liabilities and Equity:
Interest-bearing liabilities:
Interest bearing checking	$166,797	$50	0.12%	$178,962	$51	0.11%
Bank rewarded checking	49,153	24	0.20	47,849	28	0.24
Savings accounts	49,179	2	0.02	48,375	2	0.02
Money market deposit accounts	124,999	64	0.21	131,376	75	0.23
Certificate of deposit accounts	223,194	518	0.93	254,623	648	1.02
Total interest-bearing deposits	613,322	658	0.43	661,185	804	0.49
Borrowed funds	53,833	578	4.29	58,856	626	4.25
Total interest-bearing liabilities	667,155	1,236	0.74	720,041	1,430	0.79
Noninterest-bearing deposits	98,450			74,468
Other noninterest-bearing liabilities	11,371			10,583
Total noninterest-bearing liabilities	109,821			85,051
Total liabilities	776,976			805,092
Total stockholders' equity	213,510			272,613
Total liabilities and stockholders' equity	$990,486			$1,077,705
Net interest income		$7,804			$7,493
Net interest-earning assets (6)		$215,517			$223,820
Net interest rate spread (7)			3.36%			2.99%
Net interest margin (8)			3.54%			3.18%
Net interest margin, excluding the effects of purchase accounting (9)			3.31%			2.85%
Ratio of average interest-earning assets to average interest-bearing liabilities			132.30%			131.08%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion and amortization of the indemnification asset.

(5)	Accretion of accretable purchase discount on loans acquired in FDIC-assisted acquisitions and amortization of the overstatement of FDIC indemnification asset.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)
Net interest margin, excluding the effects of purchase accounting represents net interest income excluding accretion and amortization of loss share loans receivable as a percentage of average net interest earning assets excluding loan accretable discounts in the amount of $5.1 million and $3.5 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

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

	For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$(62)	$(13)	$10	$(65)
FHLB common stock and other equity securities	(5)	5	—	—
Mortgage-backed securities and collateralized mortgage obligations available for sale	(118)	(49)	7	(160)
Other investment securities available for sale	6	98	30	134
Loans receivable	959	(669)	(82)	208
Total interest-earning assets	$780	$(628)	$(35)	$117
Interest Expense:
Checking accounts	$(4)	$(1)	$—	$(5)
Savings accounts	—	—	—	—
Money market deposit accounts	(4)	(8)	1	(11)
Certificate of deposit accounts	(80)	(58)	8	(130)
Total interest-bearing deposits	(88)	(67)	9	(146)
Borrowed funds	(53)	6	(1)	(48)
Total interest-bearing liabilities	$(141)	$(61)	$8	$(194)
Net change in net interest income	$921	$(567)	$(43)	$311

Provision for Non-Covered Loan Losses. No provision for loan losses on non-covered loans was recorded for the quarters ended March 31, 2015 and 2014 due to the trend of declining net charge-offs and nonperforming loans along with an overall improvement in the loan portfolio in recent quarters. We had net charge-offs on non-covered loans of $31,000 for the quarter ended March 31, 2015, compared to net charge-offs of $64,000 for the quarter ended March 31, 2014. The allowance for loan losses for non-covered loans was $8.5 million, or 1.37% of total non-covered loans receivable at March 31, 2015 compared to $8.4 million, or 1.71% of total non-covered loans receivable, at March 31, 2014. Our nonperforming loans decreased to $3.4 million or 0.55% of total non-covered loans at March 31, 2015 from $4.7 million or 0.96% of total non-covered loans at March 31, 2014. As a result, our allowance as a percent of nonperforming loans increased to 248.17% at March 31, 2015 compared with 177.76% at March 31, 2014.

Provision for Covered Loan Losses. For the quarter ended March 31, 2015, the reversal of a provision for covered loan losses was $4,000 compared to $54,000 for the quarter ended March 31, 2014. The MCB non-single family loss sharing agreement with the FDIC expired in March 2015 while the NCB non-single family loss sharing agreement with the FDIC expired in June 2014. The remaining non-single family loss sharing agreement expires in September 2016. If future losses occur due to declines in the market during the periods covered by loss sharing agreements, the losses on loans acquired from both NCB and MCB and still covered under loss share will be reimbursed at 95% and while loans acquired from FNB will be covered at 80%, based on the terms of the respective FDIC loss sharing agreements. At March 31, 2015 covered loans totaled $49.1 million and are net of $8.7 million in related nonaccretable and accretable discounts and allowances.

Noninterest Income. Noninterest income increased $234,000, or 7.3%, to $3.5 million for the quarter ended March 31, 2015 from $3.2 million for the quarter ended March 31, 2014. The increase was primarily attributable to a $271,000 increase in service charges and bankcard fee income.

The following table shows noninterest income by category for the periods indicated.

	For the Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(dollars in thousands)
Service charges on deposit accounts	$1,513	$1,582	$1,552	$1,464	$1,372
Bankcard fees	994	948	960	906	863
Gain on sale of loans and loan servicing release fees	352	367	366	298	266
Brokerage commissions	202	154	138	124	184
Bank owned life insurance	279	324	327	278	339
(Loss) gain on investment securities available for sale	(28)	1	—	201	—
FDIC receivable accretion (net impairment)	27	47	(236)	68	83
Other	112	143	601	(103)	110
Total noninterest income	$3,451	$3,566	$3,708	$3,236	$3,217

Noninterest Expense. Total noninterest expense increased $483,000, or 5.6% to $9.1 million for the quarter ended March 31, 2015, compared to $8.6 million for the quarter ended March 31, 2014. The net increase was attributable to a $226,000 increase in salaries and employee benefits and a $144,000 increase in the net cost of real estate owned due to the write down of several pieces of real estate owned covered by FDIC loss sharing contracts in the quarter ended March 31, 2015.

The following table shows noninterest expense by category for the periods indicated:

	For the Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(dollars in thousands)
Salaries and employee benefits	$5,078	$5,014	$5,241	$4,969	$4,852
Occupancy	1,838	1,876	1,847	1,863	1,874
Legal and professional	385	241	372	369	387
Marketing	367	265	470	340	337
Furniture and equipment	224	151	177	226	158
Postage, office supplies, and printing	224	241	219	240	181
Core deposit intangible amortization expense	68	74	80	94	100
Federal insurance premiums and other regulatory fees	180	196	190	199	251
Net cost (benefit) of operations of other real estate owned	142	(57)	60	88	(2)
Other	557	735	738	647	442
Total noninterest expense	$9,063	$8,736	$9,394	$9,035	$8,580

Income Taxes. Income taxes increased to $761,000 for the quarter ended March 31, 2015 from $693,000 for the quarter ended March 31, 2014. Our effective tax rate was 34.7% in the quarter ended March 31, 2015 and 31.7% in the quarter ended March 31, 2014. The increase was related to the expiration of an unused deferred tax asset in the current fiscal year.

Comparison of Operating Results for the Six Months Ended March 31, 2015 and March 31, 2014

General. Net income decreased $20,000, or 0.6%, to $3.1 million for the six months ended March 31, 2015 from $3.1 million for the six months ended March 31, 2014. Increases in net interest income and deposit and bankcard fees, along with a decrease in provision for loan losses during the six months ended March 31, 2015, were more than offset by a one time true-up receipt from the completion and renegotiation of a processing contract in the prior year in the amount of $1.1 million.

Interest Income. Total interest income decreased $172,000, or 0.9%, to $18.0 million for the six months ended March 31, 2015 from $18.2 million for the six months ended March 31, 2014 due primarily to a $785,000 decrease in net discount accretion and amortization on acquired covered loans. Interest income on loans increased $1.1 million, or 6.7%, to $17.8 million for the six months ended March 31, 2015 as a result of an increase in the average balance of loans. The average balance of loans receivable increased $53.2 million to $636.8 million for the six months ended March 31, 2015 compared to $583.5 million for the six months ended March 31, 2014.

The increase in interest income on loans is offset by the $1.0 million increase in the amortization of loss share receivable. The average yield on loans declined to 5.04% for the six months ended March 31, 2015 compared to 5.48% for the six months ended March 31, 2014. The lower average yield on loans for the six months ended March 31, 2015 was primarily attributable to a decrease in purchase discount accretion and the improvement in estimated cash flows related to covered loans resulting in amortization of the indemnification asset of $1.8 million, as well as continued low interest rates and the repayment of higher yielding loans. Our loans acquired through FDIC acquisitions carry higher yields than our legacy loan portfolio due to accretion. As our accretion income continues to decline in future periods, our net interest margin will likely also decline. There is $4.3 million of discount remaining to accrete into interest income over the remaining life of all acquired loans with the accretion heavily weighted towards early quarters based on current cash flow projections. Additionally, there is an estimated $818,000 overstatement of the FDIC indemnification asset that will be amortized over the remaining life of the acquired loan pools or the agreement with the FDIC, whichever is shorter.

Interest on mortgage-backed securities and collateralized mortgage obligations decreased $298,000 to $1.6 million for the six months ended March 31, 2015 from $1.9 million for the six months ended March 31, 2014, due primarily to the $20.9 million, or 11.1% decrease in the average balance of such securities. Interest on other investment securities, which consisted of agency securities, municipal securities and collateralized loan obligations, increased $160,000 to $198,000 for the six months ended March 31, 2015 from $38,000 for the six months ended March 31, 2014 as municipal securities were sold and replaced with higher yielding collateralized loan obligations.

Interest on interest earning deposits in other financial institutions decreased $110,000 to $60,000 for the six months ended March 31, 2015 from $169,000 for the six months ended March 31, 2014 as average balances decreased $91.8 million as a result of the ongoing stock buyback programs as well as funding the increase in total loans.

Interest Expense. Total interest expense decreased $395,000, or 13.3%, to $2.6 million for the six months ended March 31, 2015 compared to $3.0 million for the six months ended March 31, 2014. Interest expense decreased due to a 5 basis point, or 6.1%, decreased in the average cost of interest-bearing liabilities to 0.77% for the six months ended March 31, 2015 from 0.82% for the six months ended March 31, 2014, reflecting continued low market interest rates. The average balance of interest-bearing liabilities decreased by $55.8 million, or 7.7%, to $667.0 million for the six months ended March 31, 2015 compared to $722.9 million for the six months ended March 31, 2014 as FHLB advances matured and were repaid and higher costing certificates of deposit acquired in FDIC acquisitions were reduced.

Interest expense on deposits decreased $298,000, or 17.7%, to $1.4 million for the six months ended March 31, 2015 compared to $1.7 million for the six months ended March 31, 2014. The decrease was due to a 6 basis point decrease in average cost of deposits to 0.45% for the current six month period compared to 0.51% for the six months ended March 31, 2014 and a $51.0 million, or 7.7%, decrease in the average balance of interest-bearing deposits. The decrease in the average cost of deposits was largely due to lower market interest rates, an increase in the mix of lower costing demand deposits relative to higher costing certificates of deposit and the repricing downward of higher costing certificates of deposit.

The average cost of our checking, savings and money market accounts remained relatively unchanged for the six months ended March 31, 2015 compared to the same period in fiscal 2014, while the average cost of our certificates of deposit declined 8 basis points to 0.98%. The average balance of certificates of deposit accounts fell 14.5%, or $38.0 million, for the six months ended March 31, 2015, contributing to the $285,000 decline in associated interest expense.

Interest expense on Federal Home Loan Bank advances decreased $97,000 to $1.2 million for the six months ended March 31, 2015 compared to $1.3 million for the six months ended March 31, 2014, due to a decrease of $4.8 million, or 8.1%, in the average balance of advances. The average cost of advances increased 2 basis points for the six months ended March 31, 2015 compared to the six months ended March 31, 2014 due to lower costing advances maturing in prior periods leaving us with higher rate advances at March 31, 2015.

Net Interest Income. Net interest income increased $222,000, or 1.5%, to $15.4 million for the six months ended March 31, 2015, from $15.2 million for the six months ended March 31, 2014, despite a $785,000 decrease in net discount accretion and amortization on acquired covered loans. Total interest income decreased $172,000, or 0.9%, but this decrease was more than offset by a $395,000, or 13.3%, decline in total interest expense.

Total interest income decreased primarily due to lower average yields on loans and a decline in accretion income on acquired covered loans, along with a decrease in average balances of mortgage-backed securities and collateralized mortgage obligations available for sale and interest-earning deposits. These decreases were partially offset by a $53.2 million, or 9.1%, increase in the average balance of loans loans receivable. Average yield on loans for the six months ended March 31, 2015 was 5.04% compared to 5.48% for the same period in fiscal 2014. Despite a decrease in total interest income, the average yield on interest-earning assets increased 22 basis points during the six months ended March 31, 2015 as compared to the same prior year period.

Total interest expense decreased primarily due to a decline of $55.8 million, or 7.7%, in the average balances of interest bearing liabilities along with a 6 basis point decline in the average cost of total interest bearing deposits to 0.45% for the six months ended March 31, 2015 from 0.51% for the six months ended March 31, 2014. Interest expense on certificates of deposit decreased $285,000 to $1.1 million for the six months ended March 31, 2015, from $1.4 million for the same period in fiscal 2014, reflecting the $38.0 million, or 14.5%, decrease in the average balance of such deposits and an 8 basis point decrease in the average cost of certificates of deposit to 0.98%.

As the table indicates below, our net interest margin increased 27 basis points during the six months ended March 31, 2015 as compared to the six months ended March 31, 2014, while our net interest rate spread increased 27 basis points to 3.32% for the first six months of fiscal 2015 from 3.05% for the comparable six months of 2014. Additionally, net interest margin excluding the effects of purchase accounting was 3.22% for the six months ended March 31, 2015 compared to 2.81% for the six months ended March 31, 2014.

	For the Six Months Ended March 31,
	2015			2014
	Average Balance	Interest	Average Yield/Cost (10)	Average Balance	Interest	Average Yield/Cost (10)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$52,836	$60	0.23%	$144,630	$169	0.23%
FHLB common stock and other equity securities	3,412	74	4.32	3,901	67	3.44
Mortgage-backed securities and collateralized mortgage obligations available for sale	168,146	1,624	1.93	189,066	1,922	2.03
Other investment securities available for sale (1)	20,434	198	1.94	19,543	38	0.39
Loans receivable (1)(2)(3)(4)	636,793	14,914	4.68	583,547	14,061	4.82
Accretion and amortization of loss share loans receivable (5)		1,139	0.35		1,924	0.65
Total interest-earning assets	881,621	18,009	4.09	940,687	18,181	3.87
Total noninterest-earning assets	108,963			140,769
Total assets	$990,584			$1,081,456
Liabilities and Equity:
Interest-bearing liabilities:
Interest bearing checking	$166,457	$104	0.12%	$174,245	$98	0.11%
Bank rewarded checking	48,223	52	0.22	48,298	58	0.24
Savings accounts	48,701	5	0.02	48,123	6	0.02
Money market deposit accounts	125,152	134	0.21	130,899	145	0.22
Certificate of deposit accounts	223,900	1,097	0.98	261,871	1,382	1.06
Total interest-bearing deposits	612,433	1,392	0.45	663,436	1,689	0.51
Borrowed funds	54,615	1,180	4.32	59,434	1,277	4.30
Total interest-bearing liabilities	667,048	2,572	0.77	722,870	2,966	0.82
Noninterest-bearing deposits	96,828			73,827
Other noninterest-bearing liabilities	11,502			11,201
Total noninterest-bearing liabilities	108,330			85,028
Total liabilities	775,378			807,898
Total stockholders' equity	215,206			273,558
Total liabilities and stockholders' equity	$990,584			$1,081,456
Net interest income		$15,437			$15,215
Net interest earning assets (6)		$214,573			$217,817
Net interest rate spread (7)			3.32%			3.05%
Net interest margin (8)			3.50%			3.23%
Net interest margin, excluding the effects of purchase accounting (9)			3.22%			2.81%
Ratio of average interest-earning assets to average interest-bearing liabilities			132.17%			130.13%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion and amortization of the indemnification asset.

(5)	Accretion of accretable purchase discount on loans acquired in FDIC-assisted acquisitions and amortization of the overstatement of FDIC indemnification asset.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)
Net interest margin, excluding the effects of purchase accounting represents net interest income excluding accretion and amortization of loss share loans receivable as a percentage of average net interest earning assets excluding loan accretable discounts in the amount of $5.3 million and $4.0 million for the six months ended March 31, 2015 and March 31, 2014, respectively.

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

	For the Six Months Ended March 31, 2015 Compared to the Six Months Ended March 31, 2014
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$(108)	$(6)	$5	$(109)
FHLB common stock and other equity securities	(8)	17	(2)	7
Mortgage-backed securities and collateralized mortgage obligations available for sale	(213)	(96)	11	(298)
Other investment securities available for sale	2	151	7	160
Loans receivable	1,459	(1,275)	(116)	68
Total interest-earning assets	$1,132	$(1,209)	$(95)	$(172)
Interest Expense:
Checking accounts	$(6)	$5	$1	$—
Savings accounts	—	(1)	—	(1)
Money market deposit accounts	(6)	(5)	—	(11)
Certificate of deposit accounts	(200)	(99)	14	(285)
Total interest-bearing deposits	(212)	(100)	15	(297)
Borrowed funds	(103)	8	(2)	(97)
Total interest-bearing liabilities	$(315)	$(92)	$13	$(394)
Net change in net interest income	$1,447	$(1,117)	$(108)	$222

Provision for Non-Covered Loan Losses. There was no provision recorded for non-covered loan losses during the six months ended March 31, 2015 compared to $300,000 for the six months ended March 31, 2014. The Company did not make a provision in the first half of fiscal 2015 due to the trend of declining levels of net charge-offs, along with an overall improvement in the loan portfolio in recent quarters. Net charge-offs on non-covered loans decreased to $10,000 for the six months ended March 31, 2015, from $58,000 for the six months ended March 31, 2014. The allowance for loan losses for non-covered loans was $8.5 million, or 1.37% of total non-covered loans receivable at March 31, 2015 compared to $8.4 million, or 1.71% of total non-covered loans receivable at March 31, 2014. Our non-covered nonperforming loans decreased to $3.4 million at March 31, 2015 from $4.7 million at March 31, 2014. As a result, our allowance as a percent of nonperforming loans increased to 248.17% at March 31, 2015 compared to 177.76% at March 31, 2014.

Provision for Covered Loan Losses. For the six months ended March 31, 2015, there was no net provision for covered loans compared to a reversal of provision of $52,000 for the six months ended March 31, 2014. If future losses occur due to declines in the market during the periods covered by loss share agreements, the losses on loans acquired from both NCB and MCB will be reimbursed at 95% and FNB at 80% based on the terms of the FDIC loss sharing agreements. At March 31, 2015 covered loans totaled $49.1 million and is net of $8.7 million in related nonaccretable and accretable discounts and allowances.

Noninterest Income. Noninterest income decreased $316,000 or 4.3%, to $7.0 million for the six months ended March 31, 2015 from $7.3 million for the six months ended March 31, 2014. Despite increases in service charges on deposit accounts, bankcard fee income and gains on sale of loans in the six months ended March 31, 2015, total noninterest income declined due to a true-up receipt from the completion and renegotiation of a processing contract of approximately $1.1 million during the first half of fiscal 2014. Service charges and bankcard fees increased a total of $545,000, or 12.1%, for the six months ended March 31, 2015, compared to the same period in fiscal 2014. Gains on the sale of loans and servicing released fees increased $280,000 as a result of increased volume of loans sold to FNMA during the six months ended March 31, 2015.

Noninterest Expense. Total noninterest expense remained relatively unchanged at $17.8 million for the six months ended March 31, 2015 compared to the same period in the prior fiscal year. An increase in salaries and employee benefits of $539,000, or 5.6%, for the six months ended March 31, 2015 were almost completely offset by decreases of $315,000, $202,000 and $127,000 in legal and professional expense, net cost of real estate owned and FDIC premiums, respectively.

Income Taxes. Income taxes increased to $1.5 million for the six months ended March 31, 2015 from $1.4 million for the six months ended March 31, 2014. The increase was due in part to a slight increase in our income before income taxes along with the expiration of an unused deferred tax asset in the current fiscal year. Our effective tax rate was 33.24% in the six months ended March 31, 2015 and 30.78% in the six months ended March 31, 2014.

Asset Quality

Delinquent Loans and Foreclosed Assets. Our policies require that management continuously monitor the status of the loan portfolio and report to the Loan Committee of the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate, and our actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed property. The Loan Committee is comprised of three outside directors including the chairman, a permanent position, and two other positions, which alternate between four outside directors. Additionally, two inside directors serve as ex officio members of the committee.

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

As of March 31, 2015, our nonperforming non-covered assets totaled $4.6 million and consisted of $3.4 million of nonaccrual loans and other real estate owned of $1.2 million. The table below sets forth the amounts and categories of our non-covered nonperforming assets at the dates indicated.

	At March 31, 2015	At September 30, 2014
	(dollars in thousands)
Nonaccrual loans: (1)
1-4 family residential real estate	$1,466	$982
Commercial real estate	1,869	2,370
Commercial	75	156
Real estate construction	—	—
Consumer and other loans	—	—
Total nonaccrual loans	3,410	3,508
Loans delinquent 90 days or greater and still accruing: (2)
1-4 family residential real estate	—	517
Commercial real estate	—	215
Commercial	—	—
Real estate construction	—	—
Consumer and other loans	—	4
Total loans delinquent 90 days or greater and still accruing	—	736
Total nonperforming loans	$3,410	$4,244
Other real estate owned: (3)
1-4 family residential real estate	$433	$586
Commercial real estate	711	862
Commercial	—	310
Real estate construction	—	—
Consumer and other loans	—	—
Total real estate owned	1,144	1,758
Total nonperforming assets	$4,554	$6,002
Ratios:
Nonperforming loans as a percentage of total non-covered loans	0.55%	0.77%
Nonperforming assets as a percentage of total non-covered assets	0.48%	0.65%
__________________________________

(1)	Included in nonaccrual loans is $1.7 million of non-accruing troubled debt restructured loans at March 31, 2015 and September 30, 2014, respectively.

(2)
Acquired FAS ASC 310-30 loans that are no longer covered under non-single family loss sharing agreements with the FDIC in the amount of $0.5 million and $1.0 million are not included in this table as of March 31, 2015 and September 30, 2014, respectively. Due to the recognition of accretion income related to these loans, FAS ASC 310-30 loans that are greater than 90 days delinquent or designated nonaccrual status are regarded as accruing loans.

(3)
Includes other real estate owned in the amount of $167,000 and $363,400 at March 31, 2015 and September 30, 2014, respectively, that is no longer covered under non-single family loss sharing agreements with the FDIC.

Nonperforming assets not covered by loss share declined $1.4 million, or 24.1%, to $4.6 million at March 31, 2015 from $6.0 million at September 30, 2014. The decrease was due to a $834,000 decrease in nonperforming non-covered loans and a $614,000 decrease in non-covered OREO. We have 24 non-covered loans that remain nonperforming at March 31, 2015, and the largest nonperforming non-covered loan had a balance of $1.5 million at March 31, 2015 and was secured by commercial real estate. OREO declined primarily due to the disposition of $2.0 million of real estate owned by the Bank, partially offset by $958,000 of real estate acquired through foreclosure during the six months ended March 31, 2015.

Covered nonperforming assets, consisting of covered OREO and covered loans greater than 90 days delinquent, decreased to $6.0 million at March 31, 2015 from $10.9 million at September 30, 2014. The purchased loans and commitments (“covered loans”) and other real estate owned (“covered other real estate”) acquired in the MCB, NCB and FNB acquisitions, less the MCB and NCB non-single family loans and OREO, are covered by loss sharing agreements between the FDIC and the Bank. Under these agreements, with respect to the NCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $82.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount; with respect to the MCB acquisition, the FDIC will assume 80% of losses and share 80% of loss recoveries on the first $106.0 million of losses, and assume 95% of losses and share 95% of loss recoveries on losses exceeding that amount. We have exceeded the threshold level that results in 95% loss sharing with respect to the NCB and MCB acquisitions; with respect to the FNB acquisition, the FDIC will assume 80% of all losses and share 80% of all loss recoveries.

As discussed previously, the loss sharing portion of the MCB and NCB non-single family loss sharing agreements with the FDIC expired in March 2015 and June of 2014, respectively. The three year recovery period for each contract began upon the expiration of the respective agreements. All non-single family loans and OREO were transferred into the non-covered loan portfolio on the date of each agreement's expiration.

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

The Company did not make a provision in the quarters ended March 31, 2015 and September 30, 2014 due to the long term trend of declining net charge-offs and overall improvement in the credit quality of the loan portfolio. The following table sets forth activity in our allowance for loan losses for the period indicated. Loans covered by the loss sharing agreements with the FDIC are excluded from the table.

	Six Months Ended March 31, 2015
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$812,130	$5,969,819	$400,883	$492,903	$13,990	$783,648	$8,473,373
Charge-offs	(83,591)	(53,180)	—	—	(10,622)	—	(147,393)
Recoveries	4,000	94,623	32,607	—	5,894	—	137,124
Provision	(107,033)	59,869	(35,879)	(72,922)	4,757	151,208	—
Balance at end of period	$625,506	$6,071,131	$397,611	$419,981	$14,019	$934,856	$8,463,104
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance: individually evaluated for impairment	$1,517,435	$7,881,126	$75,225	$—	$—		$9,473,786
Ending balance: collectively evaluated for impairment	170,613,813	332,290,554	29,356,581	70,758,469	4,559,832		607,579,249
Ending balance	$172,131,248	$340,171,680	$29,431,806	$70,758,469	$4,559,832		$617,053,035

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

Potential problem loans are non-covered loans that management has serious doubts as to the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention, substandard, or loss. Potential problem loans at March 31, 2015 aggregated $32.1 million with $2.8 million classified special mention and $29.3 million classified substandard compared to potential problem loans at September 30, 2014 which aggregated $29.7 million with $3.4 million classified special mention and $26.3 million classified substandard.

Our largest substandard loan relationship at March 31, 2015 had a balance of $5.1 million. As of March 31, 2015, all loans in the relationship were current and interest due has been paid. The loan relationship is collateralized by multiple properties located in Alabama. We believe we are adequately collateralized, even at lower current real estate values.

The allowance for loan losses represented 248.17% and 177.76% of nonperforming loans at March 31, 2015 and March 31, 2014, respectively. This increase was due to lower nonperforming loans in the current period. The allowance for loan losses as a percentage of non-covered loans was 1.37% and 1.71% at March 31, 2015 and March 31, 2014, respectively. Management continues to retain an unallocated allowance to maintain the overall allowance at a level reflective of continued economic uncertainties. Management reviews the adequacy of the allowance for loan losses on a continuous basis. Management considered the allowance for loan losses on non-covered loans adequate at March 31, 2015 to absorb probable losses inherent in the loan portfolio. However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Nonaccretable Differences and Allowance for Loan Losses on Acquired Loans. Through the FDIC-assisted acquisitions of the loans of NCB, MCB and FNB, management established nonaccretable discounts for the acquired impaired loans and also for all other loans of MCB. These nonaccretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, management continues to assess the experience of actual cash flows compared to estimates. When management determines that nonaccretable discounts are insufficient to cover expected losses in the applicable loan portfolios, the allowance for covered loans is increased with a corresponding provision for covered loan losses as a charge to earnings and an increase in the applicable FDIC receivable based on additional future cash expected to be received from the FDIC due to loss sharing indemnification.

The total nonaccretable discount and allowance for acquired loans as a percentage of the ending contractual balance of acquired loans was 7.5% at March 31, 2015, compared to 8.8% at September 30, 2014. This decrease during the six month period ended March 31, 2015 was related to charge-off activity on acquired loans with such losses subject to applicable loss sharing agreements with the FDIC and the transfer of $1.3 million from nonaccretable discount to accretable discount related to the MCB and FNB loss share agreements. It is expected that the ratio of nonaccretable discounts and allowance for covered loan losses to contractual covered principal outstanding will continue to trend downward as the more significant problem loans are charged-off and submitted for loss sharing reimbursement from the FDIC as well as the reduction of current loss estimates in which the outcome would be increased accretion income and related amortization of the FDIC receivable. Management considered the nonaccretable discounts and allowance for covered loan losses adequate at March 31, 2015 to absorb probable losses inherent in the covered loan portfolio.

Liquidity Management. Liquidity is defined as the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At March 31, 2015 and September 30, 2014, we had access to immediately available funds of approximately $298.0 million and $334.1 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At March 31, 2015, cash and cash equivalents totaled $64.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $183.0 million. At March 31, 2015, we had $50.0 million in advances outstanding from the FHLB. Based on available collateral other than cash, additional advances would be limited to $159.7 million at March 31, 2015.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2015, we had $51.1 million of new loan commitments outstanding, and $61.1 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $37.3 million of unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2015 totaled $141.5 million, or 19.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended March 31, 2015, we originated $183.3 million of loans and purchased $24.4 million of securities and other investments.

Financing activities consist primarily of additions to deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $19.6 million for the six months ended March 31, 2015, primarily due to a to the issuance of $30.8 million of brokered CDs along with a $13.8 million increase in transaction accounts, partially offset by a $25.8 million runoff in retail CDs. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank which provides an additional source of funds. Federal Home Loan Bank advances have been used primarily to fund loan demand and to purchase securities.

Capital Management and Resources. The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Our regulatory capital ratios currently reflect the incorporation of Basel III and these changes had a minor impact on our capital ratios. The Bank upstreamed $17.5 million to the holding company during the second quarter of fiscal 2015 which is also reflected in these ratios at March 31, 2015. At March 31, 2015, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2015
Total risk-based capital (to risk-weighted assets)	$173,784	23.42%	$59,369	8.00%	$74,212	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	164,506	22.17	29,685	6.00	44,527	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets)	164,506	22.17	33,395	4.50	48,238	6.50
Tier 1 leverage (to average assets)	164,506	16.73	39,326	4.00	49,158	5.00
September 30, 2014
Total risk-based capital (to risk-weighted assets)	$186,154	27.90%	$53,368	8.00%	$66,710	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	177,801	26.65	26,684	4.00	40,026	6.00
Tier 1 leverage (to average assets)	177,801	17.67	40,255	4.00	50,318	5.00
__________________________________

(1)	Common equity tier 1 risk-based capital ratio requirements were established under Basel III guidelines. Therefore, this ratio is not applicable to periods prior to January 1, 2015.
The Company continues to seek strategic means to deploy the additional capital from the stock offering completed in 2013. This may include stock buybacks, dividends, loan portfolio growth when available and appropriately priced acquisitions of other financial institutions.

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

For the six months ended March 31, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth, as of March 31, 2015, our calculation of the estimated changes in the Bank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present Value of Assets (3)(4)
(dollars in thousands)
300	$201,967	$3,869	2.0%	20.0%	0.4%
200	$201,495	$3,397	1.7%	20.0%	0.4%
100	$200,287	$2,189	1.1%	19.9%	0.3%
—	$198,098	$—	—%	19.6%	—%
(100)	$188,715	$(9,383)	(4.7)%	18.7%	(0.9)%
__________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the difference between the present value of an institution’s assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2015, in the event of a 200 basis point increase in interest rates, we would experience a 1.7% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 4.7% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of March 31, 2015, we were in compliance with our Board approved policy limits.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At March 31, 2015, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table presents a summary of the Company's share repurchases during the quarter ended March 31, 2015:

Shares repurchased during the period:	Total number of share repurchases	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
January 1 - January 31, 2015	99,704	$11.29	6,250,060	426,517
February 1 - February 28, 2015	112,426	$11.49	6,362,486	314,091
March 1 - March 31, 2015	88,047	$11.76	6,450,533	1,046,044
Total	300,177	$11.50	6,450,533	1,046,044
__________________________________
(1) In September 2014, the Company's Board of Directors approved a stock repurchase program, the fourth approved and announced program since December 2013, allowing the repurchase of up to 1.8 million shares, or approximately 10% of the Company's outstanding shares. In March, 2015, the Board of Directors approved the repurchase of an additional 820,000 shares under the current program. During fiscal 2014 and 2015, shares were repurchased at a total cost of approximately $70.9 million.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2015 and September 30, 2014, (ii) the Unaudited Condensed Consolidated Statements of Income for the three and six months ended March 31, 2015 and 2014, (iii) the Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2015 and the year ended September 30, 2014 (iv) the Unaudited Condensed Consolidated Comprehensive Income for the three and six months ended March 31, 2015 and 2014, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2015 and 2014, and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

CHARTER FINANCIAL CORPORATION

Date:	May 11, 2015	By:	/s/ Robert L. Johnson
Robert L. Johnson
Chairman, President and Chief Executive Officer

Date:	May 11, 2015	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer