Form 10-Q
period 2015-06-30
CHARTER FINANCIAL CORP
filed 2015-08-07
CIK 1478726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2015 was 16,337,158.

CHARTER FINANCIAL CORPORATION

		Page No.
Part I. Financial Information

Item 1.	Consolidated Financial Statements (unaudited)	1
	Condensed Consolidated Statements of Financial Condition at June 30, 2015 (unaudited) and September 30, 2014 (audited)	1
	Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended June 30, 2015 and 2014	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended June 30, 2015 and 2014	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended June 30, 2015 (unaudited) and Year Ended September 30, 2014 (audited)	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2015 and 2014	5
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4.	Controls and Procedures	52

Part II. Other Information

Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	54
	Signatures	55

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

		(audited)
	June 30, 2015	September 30, 2014
Assets
Cash and amounts due from depository institutions	$11,386,552	$10,996,959
Interest-earning deposits in other financial institutions	28,564,277	88,465,994
Cash and cash equivalents	39,950,829	99,462,953
Loans held for sale, fair value of $2,136,035 and $2,090,469	2,092,222	2,054,722
Investment securities available for sale	189,790,982	188,743,273
Federal Home Loan Bank stock	3,005,600	3,442,900
Loans receivable:
Not covered under FDIC loss sharing agreements	636,894,866	546,570,720
Covered under FDIC loss sharing agreements	46,772,694	70,631,743
Allowance for loan losses (covered loans)	(948,200)	(997,524)
Unamortized loan origination fees, net (non-covered loans)	(1,404,319)	(1,364,853)
Allowance for loan losses (non-covered loans)	(8,484,986)	(8,473,373)
Loans receivable, net	672,830,055	606,366,713
Other real estate owned:
Not covered under FDIC loss sharing agreements	938,705	1,757,864
Covered under FDIC loss sharing agreements	2,350,797	5,557,927
Accrued interest and dividends receivable	2,579,929	2,459,347
Premises and equipment, net	19,905,672	20,571,541
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	492,751	423,676
Cash surrender value of life insurance	48,102,945	47,178,128
FDIC receivable for loss sharing agreements	4,473,374	10,531,809
Deferred income taxes	7,753,812	8,231,002
Other assets	6,343,250	9,254,001
Total assets	$1,004,936,205	$1,010,361,138

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$734,237,570	$717,192,200
FHLB advances	50,000,000	55,000,000
Advance payments by borrowers for taxes and insurance	1,503,405	1,312,283
Other liabilities	10,275,898	11,901,786
Total liabilities	796,016,873	785,406,269
Stockholders’ equity:
Common stock, $0.01 par value; 16,403,912 shares issued and outstanding at June 30, 2015 and 18,261,388 shares issued and outstanding at September 30, 2014	164,039	182,614
Preferred stock, $0.01 par value; 50,000,000 shares authorized at June 30, 2015 and September 30, 2014	—	—
Additional paid-in capital	99,755,617	119,586,164
Unearned compensation – ESOP	(5,551,193)	(5,984,317)
Retained earnings	114,576,694	111,924,543
Accumulated other comprehensive loss	(25,825)	(754,135)
Total stockholders’ equity	208,919,332	224,954,869

Total liabilities and stockholders’ equity	$1,004,936,205	$1,010,361,138

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans receivable	$8,988,725	$8,833,596	$26,832,782	$25,564,268
Mortgage-backed securities and collateralized mortgage obligations	735,230	871,899	2,359,001	2,794,019
Federal Home Loan Bank stock	35,316	35,601	109,001	102,778
Other investment securities available for sale	176,342	18,286	374,216	56,314
Interest-earning deposits in other financial institutions	25,611	97,321	85,459	266,816
Amortization of FDIC loss share receivable	(596,691)	(849,919)	(2,387,205)	(1,596,310)
Total interest income	9,364,533	9,006,784	27,373,254	27,187,885
Interest expense:
Deposits	672,525	790,011	2,063,898	2,479,856
Borrowings	545,368	595,829	1,725,750	1,872,357
Total interest expense	1,217,893	1,385,840	3,789,648	4,352,213
Net interest income	8,146,640	7,620,944	23,583,606	22,835,672
Provision for loan losses, not covered under FDIC loss sharing agreements	—	—	—	300,000
Provision for covered loan losses	—	(834,086)	—	(885,664)
Net interest income after provision for loan losses	8,146,640	8,455,030	23,583,606	23,421,336
Noninterest income:
Service charges on deposit accounts	1,663,324	1,463,698	4,758,276	4,263,639
Bankcard fees	1,015,719	906,013	2,956,880	2,596,743
Gain (loss) on investment securities available for sale	—	200,704	(27,209)	200,704
Bank owned life insurance	321,102	278,487	924,817	925,467
Gain on sale of loans and loan servicing release fees	435,055	298,405	1,153,636	737,236
Brokerage commissions	210,563	124,128	567,349	452,479
FDIC receivable for loss sharing agreements accretion	19,711	68,400	94,230	61,533
Other	150,933	(104,205)	405,086	1,330,929
Total noninterest income	3,816,407	3,235,630	10,833,065	10,568,730
Noninterest expenses:
Salaries and employee benefits	5,034,540	4,969,325	15,126,581	14,522,114
Occupancy	1,926,645	1,863,131	5,640,356	5,629,280
Legal and professional	352,116	369,360	978,025	1,309,946
Marketing	305,991	339,774	938,461	976,048
Federal insurance premiums and other regulatory fees	189,089	199,167	564,535	701,428
Net (benefit) cost of operations of real estate owned	(29,675)	87,846	54,573	374,538
Furniture and equipment	229,105	225,753	603,306	550,200
Postage, office supplies and printing	222,151	239,874	686,783	646,500
Core deposit intangible amortization expense	64,009	94,454	206,405	300,514
Other	756,546	646,682	2,050,328	1,805,148
Total noninterest expenses	9,050,517	9,035,366	26,849,353	26,815,716
Income before income taxes	2,912,530	2,655,294	7,567,318	7,174,350
Income tax expense	1,000,796	870,116	2,547,849	2,261,294
Net income	$1,911,734	$1,785,178	$5,019,469	$4,913,056
Basic net income per share	$0.12	$0.09	$0.32	$0.23
Diluted net income per share	$0.12	$0.09	$0.30	$0.22
Weighted average number of common shares outstanding	15,559,917	20,746,759	15,858,186	21,486,082
Weighted average number of common and potential common shares outstanding	16,210,424	21,300,951	16,508,693	22,040,274

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Net income	$1,911,734	$1,785,178	$5,019,469	$4,913,056
Amounts reclassified for net (gains) losses realized in net income, net of taxes of $0, $77,472, $(10,503) and $77,472, respectively	—	(123,232)	16,706	(123,232)
Net unrealized holding (losses) gains on investment and mortgage securities available for sale arising during the period, net of taxes of $(371,790), $778,224, $447,360 and $809,517, respectively	(591,396)	1,237,900	711,604	1,287,677
Comprehensive income	$1,320,338	$2,899,846	$5,747,779	$6,077,501

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity

Balance at September 30, 2013 (audited)	22,752,214	$227,522	$171,729,570	$(6,480,949)	$110,141,286	$(1,839,593)	$273,777,836
Net income	—	—	—	—	5,955,133	—	5,955,133
Dividends paid, $0.20 per share	—	—	—	—	(4,171,876)	—	(4,171,876)
Change in unrealized (gain) loss on securities	—	—	—	—	—	1,085,458	1,085,458
Allocation of ESOP common stock	—	—	96,225	496,632	—	—	592,857
Effect of restricted stock awards	—	—	662,747	—	—	—	662,747
Stock option expense	—	—	291,512	—	—	—	291,512
Issuance of common stock, restricted stock	360,751	3,608	(3,608)	—	—	—	—
Repurchase of shares	(4,851,577)	(48,516)	(53,190,282)	—	—	—	(53,238,798)
Balance at September 30, 2014 (audited)	18,261,388	$182,614	$119,586,164	$(5,984,317)	$111,924,543	$(754,135)	$224,954,869
Net income	—	—	—	—	5,019,469	—	5,019,469
Dividends paid, $0.15 per share	—	—	—	—	(2,367,318)	—	(2,367,318)
Change in unrealized (gain) loss on securities	—	—	—	—	—	728,310	728,310
Allocation of ESOP common stock	—	—	128,135	433,124	—	—	561,259
Effect of restricted stock awards	—	—	596,549	—	—	—	596,549
Stock option expense	—	—	248,246	—	—	—	248,246
Issuance of common stock, restricted stock	1,316	13	(13)	—	—	—	—
Repurchase of shares	(1,858,792)	(18,588)	(20,803,464)	—	—	—	(20,822,052)
Balance at June 30, 2015	16,403,912	$164,039	$99,755,617	$(5,551,193)	$114,576,694	$(25,825)	$208,919,332

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$5,019,469	$4,913,056
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, not covered under FDIC loss sharing agreements	—	300,000
Provision for covered loan losses	—	(885,664)
Provision for FDIC receivable impairment	—	225,000
Depreciation and amortization	1,104,667	1,061,183
Deferred income tax benefit	102,000	—
Accretion and amortization of premiums and discounts, net	1,022,628	1,534,790
Accretion of fair value discounts related to covered loans	(4,411,592)	(4,288,711)
Accretion of fair value discounts related to FDIC receivable	(94,230)	(286,533)
Amortization of FDIC loss share receivable	2,387,205	1,596,310
Write down of asset held for sale	—	271,146
Gain on sale of loans and loan servicing release fees	(1,153,636)	(737,236)
Proceeds from sale of loans	47,380,618	30,154,817
Originations and purchases of loans held for sale	(46,264,482)	(29,892,344)
(Gain) Loss on sale of mortgage-backed securities, collateralized mortgage obligations and other investments	27,209	(200,704)
Write down of real estate owned	240,471	341,182
Gain on sale of real estate owned	(304,514)	(145,283)
Gain on sale of fixed assets	(3,250)	—
Restricted stock award expense	596,549	464,382
Stock option expense	248,246	226,411
Increase in cash surrender value of bank owned life insurance	(924,817)	(925,467)
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(120,582)	304,442
Decrease in other assets	2,690,327	993,834
Increase (decrease) in other liabilities	(1,064,629)	763,627
Net cash provided by operating activities	6,477,657	5,788,238
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	14,024,154	9,373,962
Principal collections on investment securities available for sale	17,838,061	20,612,236
Purchase of investment securities available for sale	(39,599,793)	(9,590,241)
Proceeds from maturities or calls of investment securities available for sale	6,774,050	10,112,400
Proceeds from redemption of FHLB stock	437,300	497,400
Net increase in loans receivable	(64,529,754)	(2,568,653)
Net decrease in FDIC receivable	3,523,942	13,281,350
Principal Reductions of OREO	58,891	—
Proceeds from sale of real estate owned	6,720,445	11,241,205
Proceeds from sale of premises and equipment	3,250	—
Purchase of bank owned life insurance	—	(6,100,000)
Purchase of premises and equipment	(287,449)	(296,853)
Net cash provided by (used in) investing activities	(55,036,903)	46,562,806
Cash flows from financing activities:
Repurchase of shares	(20,822,052)	(34,454,450)

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) continued

	Nine Months Ended June 30,
	2015	2014

Dividends paid	(2,367,318)	(3,270,213)
Increase (decrease) in deposits	17,045,370	(21,687,779)
Principal payments on Federal Home Loan Bank advances	(5,000,000)	(5,000,000)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	191,122	(122,481)
Net cash used in financing activities	(10,952,878)	(64,534,923)
Net decrease in cash and cash equivalents	(59,512,124)	(12,183,879)
Cash and cash equivalents at beginning of period	99,462,953	161,452,481
Cash and cash equivalents at end of period	$39,950,829	$149,268,602
Supplemental disclosures of cash flow information:
Interest paid	$3,771,149	$4,375,577
Income taxes recovered	(780,000)	(90,365)
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$2,447,486	$4,894,656
Write down of real estate owned reimbursed by the FDIC	(830,225)	566,435
Gain on real estate sold payable to the FDIC	1,071,743	770,367
Effect of restricted stock awards	596,549	464,382
Issuance of common stock under stock benefit plan	—	592,857
Unrealized gain on investment securities available for sale, net	728,310	1,164,445

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

Note 2: Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Charter Financial and the Bank include the accounts of the Company and the Bank as of June 30, 2015 and September 30, 2014 (derived from audited financial statements), and for the three and nine-month periods ended June 30, 2015 and 2014. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three and nine-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

Note 4: Investment Securities

Investment securities available for sale are summarized as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$39,623,829	$165,758	$(77)	$39,789,510
Mortgage-backed securities:
FHLMC certificates	37,650,958	319,627	(164,858)	37,805,727
FNMA certificates	101,338,298	571,726	(1,029,180)	100,880,844
GNMA certificates	1,564,146	66,679	—	1,630,825
Collateralized mortgage obligations:
FHLMC	39,448	2,932	—	42,380
FNMA	65,955	1,674	—	67,629
Private-label mortgage securities: (1)
Investment grade	1,129,055	4,869	(43,837)	1,090,087
Split rating (2)	1,024,014	—	(3,327)	1,020,687
Non-investment grade	7,394,407	158,172	(89,286)	7,463,293
Total	$189,830,110	$1,291,437	$(1,330,565)	$189,790,982

________________________________

(1)	Credit ratings are current as of June 30, 2015.

(2)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Tax-free municipals	$13,430,732	$26,471	$—	$13,457,203
Mortgage-backed securities:
FHLMC certificates	44,036,704	359,644	(370,420)	44,025,928
FNMA certificates	119,445,041	499,772	(1,666,436)	118,278,377
GNMA certificates	1,595,029	102,815	—	1,697,844
Collateralized mortgage obligations:
FHLMC	49,425	4,071	—	53,496
FNMA	78,152	2,004	—	80,156
Private-label mortgage securities:
Investment grade	1,485,804	8,941	(47,887)	1,446,858
Split rating (1)	1,090,524	3,583	—	1,094,107
Non-investment grade	8,674,491	45,243	(110,430)	8,609,304
Total	$189,885,902	$1,052,544	$(2,195,173)	$188,743,273
______________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due from one year to five years	4,447,138	4,460,310
Due after five years	35,176,691	35,329,200
Mortgage-backed securities	150,206,281	150,001,472
Total	$189,830,110	$189,790,982

Proceeds from called or matured investment securities available for sale during the nine months ended June 30, 2015 and 2014, were $6.8 million and $10.1 million, respectively. Proceeds from sales of investment securities available for sale during the nine months ended June 30, 2015 and 2014, were $14.0 million and $9.4 million, respectively. Gross realized gains on the sale of these securities were $2,507 and $202,053 for the nine months ended June 30, 2015 and 2014, respectively. Gross realized losses on the sale of these securities were $29,716 and $1,349 for the nine months ended June 30, 2015 and 2014, respectively.

Investment securities available for sale with an aggregate carrying amount of $76.2 million and $101.7 million at June 30, 2015 and September 30, 2014, respectively, were pledged to secure FHLB advances.

Investment securities available for sale that had been in a continuous unrealized loss position for less than 12 months at June 30, 2015 and September 30, 2014 are as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$1,989,717	$(77)	$1,989,640
Mortgage-backed securities:
FHLMC certificates	16,775,659	(164,858)	16,610,801
FNMA certificates	48,874,976	(660,358)	48,214,618
Collateralized mortgage obligations:
Private-label mortgage securities	1,024,014	(3,327)	1,020,687
Total	$68,664,366	$(828,620)	$67,835,746

	September 30, 2014
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FNMA certificates	$6,164,452	$(2,285)	$6,162,167
Collateralized mortgage obligations:
Private-label mortgage securities	1,900,526	(59,509)	1,841,017
Total	$8,064,978	$(61,794)	$8,003,184

Investment securities available for sale that had been in a continuous unrealized loss position for greater than 12 months at June 30, 2015 and September 30, 2014 are as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FNMA certificates	$21,626,541	$(368,822)	$21,257,719
Collateralized mortgage obligations:
Private-label mortgage securities	2,456,633	(133,123)	2,323,510
Total	$24,083,174	$(501,945)	$23,581,229

	September 30, 2014
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FHLMC certificates	$18,849,864	$(370,420)	$18,479,444
FNMA certificates	77,274,838	(1,664,152)	75,610,686
Collateralized mortgage obligations:
Private-label mortgage securities	4,188,449	(98,807)	4,089,642
Total	$100,313,151	$(2,133,379)	$98,179,772

At June 30, 2015 the Company had approximately $136,000 of gross unrealized losses on private-label mortgage securities with aggregate amortized cost of approximately $3.5 million. During the quarter ended June 30, 2015 the Company did not record any other than temporary impairment charges. Other than what is discussed in the paragraphs below, the Company is projecting that it will receive all contractual cash flows, so there is no break in yield or additional other than temporary impairment.

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

The Company previously recognized $380,000 in credit losses on its investment portfolio. The Company recorded no such credit losses during the three and nine months ended June 30, 2015 and 2014.

The following table shows issuer-specific information, including current par value, book value, fair value, credit rating and unrealized gain (loss) for the Company's portfolio of non-agency collateralized mortgage obligations as of June 30, 2015:

Cusip	Description	Credit Rating (1)			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Amortized Cost	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch	(dollars in thousands)
Investment Grade
36228FQF6	GSR 2003-4F 1A2	n/a	AA+	BBB	$—	$158	$158	$160	$2
55265KL80	MASTR 2003-8 4A1	n/a	A+	A	—	181	180	182	2
86359BVF5	SARM 2004-6 3A3	n/a	A+	n/a	—	791	791	748	(43)
	Total				—	1,130	1,129	1,090	(39)
Split Rating
17307GDL9	CMLTI 2004-HYB1 A31	Ba3	n/a	BBB	—	1,024	1,024	1,021	(3)
	Total				—	1,024	1,024	1,021	(3)
Non-Investment Grade
576433UQ7	MARM 2004-13 B1	NR	CCC	n/a	380	3,328	2,948	3,101	153
576433VN3	MARM 2004-15 4A1	B3	n/a	B	—	1,665	1,665	1,576	(89)
576433QD1	MARM 2004-7 5A1	Ba3	BB	n/a	—	2,782	2,781	2,786	5
	Total				380	7,775	7,394	7,463	69
	Grand Total				$380	$9,929	$9,547	$9,574	$27
______________________________

(1)	Credit ratings are current as of June 30, 2015.

Changes in accumulated other comprehensive income/loss by component for the three and nine months ended June 30, 2015 and 2014 are shown in the table below. All amounts are net of tax. The line item affected in the consolidated statements of income by the reclassified amounts is gain (loss) on investment securities available for sale.

	Unrealized Gain/Loss on Available-for-Sale Securities
	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$565,571	$(1,789,816)	$(754,135)	$(1,839,593)
Other comprehensive income/loss before reclassifications	(591,396)	1,237,900	711,604	1,287,677
Amounts reclassified from accumulated other comprehensive income/loss to (gain) loss on investment securities available for sale	—	(123,232)	16,706	(123,232)
Net current-period other comprehensive income/loss	(591,396)	1,114,668	728,310	1,164,445
Ending balance	$(25,825)	$(675,148)	$(25,825)	$(675,148)

Note 5: Loans Receivable

Loans not covered by loss share agreements are summarized as follows:

	June 30, 2015	September 30, 2014
Loans not covered by loss sharing agreements:
1-4 family residential real estate	$174,824,074	$152,810,501
Commercial real estate	356,949,845	300,556,023
Commercial	30,078,090	24,759,682
Real estate construction	70,188,946	63,485,411
Consumer and other	4,853,911	4,959,103
Loans receivable, net of undisbursed proceeds of loans in process	636,894,866	546,570,720
Less:
Unamortized loan origination fees, net	1,404,319	1,364,853
Allowance for loan losses	8,484,986	8,473,373
Total loans not covered, net	$627,005,561	$536,732,494

The carrying amount of covered loans at June 30, 2015 and September 30, 2014, consisted of impaired loans at acquisition date and all other acquired loans and are presented in the following tables:

	June 30, 2015
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$3,129,270	$4,829,762	$7,959,032
Commercial real estate	23,481,521	18,701,411	42,182,932
Commercial	1,249,269	572,694	1,821,963
Real estate construction	—	—	—
Consumer and other	—	70,394	70,394
Loans receivable, gross	27,860,060	24,174,261	52,034,321
Less:
Nonaccretable difference	1,014,200	249,204	1,263,404
Allowance for covered loan losses	—	948,200	948,200
Accretable discount	2,971,816	934,795	3,906,611
Discount on acquired performing loans	—	91,746	91,746
Unamortized loan origination fees, net	—	(134)	(134)
Total loans covered, net	$23,874,044	$21,950,450	$45,824,494

	September 30, 2014
	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Loans covered by loss sharing agreements:
1-4 family residential real estate	$4,841,705	$6,800,846	$11,642,551
Commercial real estate	33,053,228	34,354,816	67,408,044
Commercial	1,871,879	1,800,989	3,672,868
Real estate construction	—	—	—
Consumer and other	1,418	177,228	178,646
Loans receivable, gross	39,768,230	43,133,879	82,902,109
Less:
Nonaccretable difference	5,993,661	273,024	6,266,685
Allowance for covered loan losses	—	997,524	997,524
Accretable discount	3,073,198	2,770,499	5,843,697
Discount on acquired performing loans	—	142,731	142,731
Unamortized loan origination fees, net	—	17,253	17,253
Total loans covered, net	$30,701,371	$38,932,848	$69,634,219

The following table documents changes in the accretable discount on acquired credit impaired loans during the nine months ended June 30, 2015 and the year ended September 30, 2014:

	Impaired Loans at Acquisition	All Other Acquired Loans	Total Covered Loans
Balance, September 30, 2013	$3,508,430	$1,164,941	$4,673,371
Loan accretion	(3,979,390)	(2,579,144)	(6,558,534)
Transfer from nonaccretable difference	3,544,158	4,184,702	7,728,860
Balance, September 30, 2014	3,073,198	2,770,499	5,843,697
Loan accretion	(2,459,764)	(1,900,843)	(4,360,607)
Transfer from nonaccretable difference	2,358,382	65,139	2,423,521
Balance, June 30, 2015	$2,971,816	$934,795	$3,906,611

The following is a summary of transactions during the three and nine months ended June 30, 2015 and 2014 in the allowance for loan losses on loans covered by loss sharing:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$946,314	$2,268,000	$997,524	$3,924,278
Loans charged off, gross	—	(385,900)	(64,853)	(524,784)
Recoveries on loans previously charged off	1,886	9,119	15,529	93,269
Provision (benefit) for loan losses charged (reversed) to FDIC receivable	—	—	—	(1,549,966)
Transfer of allowance on acquired NCB non-single family loans	—	(400,000)	—	(400,000)
Provision for loan losses charged to operations	—	(834,086)	—	(885,664)
Balance, end of period	$948,200	$657,133	$948,200	$657,133

The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate owned during the nine months ended June 30, 2015 and the year ended September 30, 2014:

	Nine Months Ended June 30, 2015	Year Ended September 30, 2014
Balance, beginning of period	$10,531,809	$29,941,862
Payments received from FDIC	(2,925,377)	(10,954,707)
Accretion of fair value adjustment	94,230	347,347
Impairment	—	(521,637)
Amortization	(2,387,205)	(3,507,017)
Recovery of previous loss reimbursements	(2,587,002)	(6,762,304)
Reduction in previous loss estimates	—	(1,549,967)
Provision for estimated losses on covered assets recognized in noninterest expense	830,225	1,426,762
External expenses qualifying under loss sharing agreements	916,694	2,111,470
Balance, end of period	$4,473,374	$10,531,809

During the quarterly reevaluation of cash flows on acquired loans, the Company revised its estimate of cash flows related to covered loans, resulting in a transfer of $1.2 million from nonaccretable discount to accretable yield related to the First National Bank of Florida (“FNB”) acquisition. In accordance with accounting guidance, the transferred amount will be accreted into income prospectively over the estimated remaining life of the loan pools. Concurrently, approximately $1.7 million, which previously represented cash flows receivable from the FDIC and included in the FDIC receivable for loss sharing agreements on the balance sheet will be amortized into interest income over the remaining life of the loan pools or the agreements with the FDIC, whichever is shorter.

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

Commercial real estate loans are generally made by the Company to Georgia, Alabama or Florida panhandle entities and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and generally requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2015, approximately 21.4% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.

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

The Company also originates first and second mortgage loans and home equity lines of credit secured by one- to four-family residential properties within Georgia, Alabama and the Florida panhandle. Management currently originates mortgages at all branch locations, but utilizes a centralized processing location to reduce the underwriting risk. The Company originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate 30 year conforming loans are generally originated for resale into the secondary market and loans that are non-conforming due to property exceptions and that have adjustable rates are generally retained in the Company’s portfolio. The non-conforming loans originated are not considered to be subprime loans and the amount of subprime and low documentation loans held by the Company is not material. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance or a loss sharing agreement. At June 30, 2015, the Company had $14.6 million of home equity lines of credit and second mortgage loans not covered by FDIC loss sharing agreements (“loss sharing”).

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

Nonaccrual and Past Due Loans. Nonaccrual loans not covered by loss sharing, segregated by class of loans were as follows:

	June 30, 2015 (1)	September 30, 2014 (1)
1-4 family residential real estate	$1,504,472	$982,087
Commercial real estate	2,720,986	2,369,520
Commercial	78,533	156,474
Real estate construction	—	—
Consumer and other	6,275	—
Total	$4,310,266	$3,508,081
__________________________________

(1)
Acquired McIntosh Commercial Bank (“MCB”) and Neighborhood Community Bank (“NCB”) FAS ASC 310-30 loans that are no longer covered under their respective commercial loss sharing agreements with the FDIC in the amount of $3.4 million at June 30, 2015 are excluded. Additionally, acquired NCB FAS ASC 310-30 loans that are no longer covered under the commercial loss sharing agreement with the FDIC in the amount of $1.3 million at September 30, 2014 are excluded. Due to the recognition of accretion income established at the time of acquisition, FAS ASC 310-30 loans that are greater than 90 days delinquent or designated nonaccrual status are regarded as accruing loans. The MCB and NCB non-single family loss sharing agreements with the FDIC expired in March 2015 and June 2014, respectively.

An age analysis of past due loans not covered by loss sharing, segregated by class of loans at June 30, 2015 and September 30, 2014 were as follows:

June 30, 2015

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days Accruing (1)
1-4 family residential real estate	$972,140	$266,233	$1,238,373	$173,585,701	$174,824,074	$5,864
Commercial real estate	685,084	1,357,834	2,042,918	354,906,927	356,949,845	513,916
Commercial	117,784	—	117,784	29,960,306	30,078,090	—
Real estate construction	—	—	—	70,188,946	70,188,946	—
Consumer and other	28,952	—	28,952	4,824,959	4,853,911	—
Total	$1,803,960	$1,624,067	$3,428,027	$633,466,839	$636,894,866	$519,780
__________________________________

(1)
Previously covered loans in the amount of $519,780 are now reflected in the Greater than 90 Days Accruing column. These loans which are accounted for under ASC 310-30 are reported as accruing loans because of accretable discounts established at the time of acquisition.

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

An age analysis of past due loans covered by loss sharing, segregated by class of loans at June 30, 2015 and September 30, 2014 were as follows:

June 30, 2015

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans (1)	Loans > 90 Days Accruing (2)
1-4 family residential real estate	$65,756	$42,032	$107,788	$7,194,395	$7,302,183	$42,032
Commercial real estate	17,542	1,126,848	1,144,390	39,591,281	40,735,671	1,126,848
Commercial	55,948	78,997	134,945	1,611,379	1,746,324	78,997
Real estate construction	—	—	—	—	—	—
Consumer and other	—	—	—	38,539	38,539	—
Total	$139,246	$1,247,877	$1,387,123	$48,435,594	$49,822,717	$1,247,877
__________________________________

(1)
Covered loan balances are net of nonaccretable differences and allowance for covered loan losses and have not been reduced by $3,998,357 of accretable discounts and discounts on acquired performing loans.

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

Impaired Loans. The Company evaluates “impaired” loans, which include nonperforming loans and accruing troubled debt restructured loans, having risk characteristics that are unique to an individual borrower on a loan-by-loan basis with balances above a specified level. For smaller loans, the allowance is calculated based on the credit grade utilizing historical loss experience and other qualitative factors.

Impaired loans not covered by loss sharing, and segregated by class of loans, were as follows:

June 30, 2015

			Three Months Ended June 30, 2015		Nine Months Ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$1,643,734	$2,201,725	$1,684,652	$1,779	$1,730,158	$11,321
Commercial real estate	8,686,630	10,540,798	8,718,016	85,800	8,774,550	263,329
Commercial	78,533	101,026	82,499	—	92,982	324
Total:	$10,408,897	$12,843,549	$10,485,167	$87,579	$10,597,690	$274,974

There were no recorded allowances for impaired loans not covered by loss sharing at June 30, 2015. The recorded investment in accruing troubled debt restructured loans at June 30, 2015 totaled $6,104,907 and is included in the impaired loan table above.

September 30, 2014

			Year Ended September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Average Investment in Impaired Loans	Interest Income Recognized
With no related allowance recorded:
1-4 family residential real estate	$1,550,777	$2,077,942	$1,737,505	$31,656
Commercial real estate	8,687,088	10,510,893	9,196,747	373,711
Commercial	156,474	205,625	188,458	—
Total:	$10,394,339	$12,794,460	$11,122,710	$405,367

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

The Company utilizes a risk grading to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 8. The risk grade for each individual loan is determined by the loan officer and other approving officers at the time of loan origination and is adjusted from time to time to reflect an ongoing assessment of loan risk. Risk grades are reviewed on specific loans monthly for all delinquent loans as a part of monthly meetings held by the Loan Committee, quarterly for all nonaccrual and special reserve loans, and annually as part of the Company’s internal loan review process. In addition, individual loan risk grades are reviewed in connection with all renewals, extensions and modifications. Risk grades for covered loans are determined by officers within the Special Assets Division based on an ongoing assessment of loan risk. Such risk grades are updated in a manner consistent with non-covered loans, except the grading of such loans is assessed quarterly, as applicable, relating to revised estimates of expected cash flows.

The following table presents the risk grades of the loan portfolio not covered by loss sharing, segregated by class of loans:

June 30, 2015

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$171,891,902	$331,900,036	$29,468,803	$70,188,946	$4,818,652	$608,268,339
Special Mention (5)	660,116	693,416	13,442	—	—	1,366,974
Substandard (6)	2,272,056	24,356,393	595,845	—	35,259	27,259,553
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total not covered loans	$174,824,074	$356,949,845	$30,078,090	$70,188,946	$4,853,911	$636,894,866

September 30, 2014

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Pass (1-4)	$151,661,479	$273,587,373	$23,205,880	$63,485,411	$4,954,661	$516,894,804
Special Mention (5)	—	3,325,324	91,000	—	—	3,416,324
Substandard (6)	1,149,022	23,643,326	1,462,802	—	4,442	26,259,592
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total not covered loans	$152,810,501	$300,556,023	$24,759,682	$63,485,411	$4,959,103	$546,570,720

The following table presents the risk grades, ignoring grade enhancement provided by the FDIC loss sharing, of the loan portfolio covered by loss sharing agreements, segregated by class of loans at June 30, 2015 and September 30, 2014. Numerical risk ratings 5-8 constitute classified assets for regulatory reporting; however, regulatory authorities consider the FDIC loss sharing percentage of either 80% or 95%, as applicable, as a reduction of the regulatory classified balance for covered loans. With respect to classified assets covered by loss sharing agreements, numerical risk ratings 5-8, for regulatory reporting purposes are done under FDIC guidance reporting the Bank’s non-reimbursable amount of the book balance of the loans as classified. The remaining reimbursable portion is classified as pass, numerical risk ratings 1-4.

June 30, 2015

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total
Numerical risk rating (1-4)	$5,918,095	$25,716,359	$1,425,081	$—	$38,539	$33,098,074
Numerical risk rating (5)	62,373	3,213,245	—	—	—	3,275,618
Numerical risk rating (6)	1,321,715	11,806,067	321,243	—	—	13,449,025
Numerical risk rating (7)	—	—	—	—	—	—
Numerical risk rating (8)	—	—	—	—	—	—
Total covered loans (1)	$7,302,183	$40,735,671	$1,746,324	$—	$38,539	$49,822,717
__________________________________

(1)
Covered loan balances are net of nonaccretable differences and allowances for covered loan losses and have not been reduced by $3,998,357 of accretable discounts and discounts on acquired performing loans.

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

The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time. During the previous fiscal year, the Company made certain refinements in its allowance methodology. The Company increased the look back period of historical losses from 24 months to 84 months as net charge-offs for the seven year period ended June 30, 2015 were more reflective of a full credit cycle than the two year period ended June 30, 2015. In addition, some qualitative factors were removed and the loss allocation for qualitative risk factors was decreased. The increase in the historical look back period more closely aligns the quantitative aspect of the Company's allowance methodology with the risks inherent in a full credit cycle.

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

The Company maintained its allowance for loan losses for non-covered loans for the quarter ended June 30, 2015 in response to inconsistent economic conditions, net charge-offs, financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. However, the Company did not make a provision in the quarter ended June 30, 2015 due to the long term trend of declining net charge-offs and overall improvement in the credit quality of the loan portfolio. The following table details the allowance for loan losses on loans not covered by loss sharing by portfolio segment for the quarters ended June 30, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

	Three Months Ended June 30, 2015
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$625,506	$6,071,131	$397,611	$419,981	$14,019	$934,856	$8,463,104
Charge-offs	(47,853)	(5,033)	(1,338)	—	—	—	(54,224)
Recoveries	569	2,514	40,718	—	32,305	—	76,106
Provision	94,532	33,609	(19,665)	5,031	(37,948)	(75,559)	—
Balance at end of period	$672,754	$6,102,221	$417,326	$425,012	$8,376	$859,297	$8,484,986

	Nine Months Ended June 30, 2015
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$812,130	$5,969,819	$400,883	$492,903	$13,990	$783,648	$8,473,373
Charge-offs	(131,444)	(58,213)	(1,338)	—	(10,622)	—	(201,617)
Recoveries	4,569	97,137	73,325	—	38,199	—	213,230
Provision	(12,501)	93,478	(55,544)	(67,891)	(33,191)	75,649	—
Balance at end of period	$672,754	$6,102,221	$417,326	$425,012	$8,376	$859,297	$8,484,986
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance: individually evaluated for impairment	$1,643,734	$8,686,630	$78,533	$—	$—		$10,408,897
Ending balance: collectively evaluated for impairment	173,180,340	348,263,215	29,999,557	70,188,946	4,853,911		626,485,969
Ending balance	$174,824,074	$356,949,845	$30,078,090	$70,188,946	$4,853,911		$636,894,866

	Three Months Ended June 30, 2014
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$671,496	$6,498,419	$441,323	$405,500	$51,580	$362,299	$8,430,617
Charge-offs	(89,600)	(49,202)	—	—	(99,414)	—	(238,216)
Recoveries	—	—	12,828	—	469	—	13,297
Provision	179,933	(690,453)	(74,832)	40,611	100,849	443,892	—
Transfer of allowance on previously covered NCB non-single family loans	1,596	394,791	3,470	—	143	—	400,000
Balance at end of period	$763,425	$6,153,555	$382,789	$446,111	$53,627	$806,191	$8,605,698

	Nine Months Ended June 30, 2014
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$862,043	$5,446,357	$455,833	$387,302	$124,717	$912,644	$8,188,896
Charge-offs	(189,979)	(79,639)	(22,035)	—	(107,062)	—	(398,715)
Recoveries	—	70,231	41,890	—	3,396	—	115,517
Provision	89,765	321,815	(96,369)	58,809	32,433	(106,453)	300,000
Transfer of allowance on previously covered NCB non-single family loans	1,596	394,791	3,470	—	143	—	400,000
Balance at end of period	$763,425	$6,153,555	$382,789	$446,111	$53,627	$806,191	$8,605,698
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance: individually evaluated for impairment	$1,567,956	$10,195,006	$180,463	$—	$—		$11,943,425
Ending balance: collectively evaluated for impairment	138,235,327	274,395,739	20,991,065	58,459,401	17,010,156		509,091,688
Ending balance	$139,803,283	$284,590,745	$21,171,528	$58,459,401	$17,010,156		$521,035,113

For the nine month periods ended June 30, 2015 and 2014, the following table presents a breakdown of the types of concessions determined to be troubled debt restructurings (“TDRs”) during the period by loan class:

	Accruing Loans			Nonaccrual Loans
	Nine Months Ended June 30, 2015			Nine Months Ended June 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
1-4 family residential real estate	1	$109,369	$88,184	—	$—	$—
Commercial real estate	—	—	—	1	116,734	116,734
Total	1	$109,369	$88,184	1	$116,734	$116,734

	Accruing Loans			Nonaccrual Loans
	Nine Months Ended June 30, 2014			Nine Months Ended June 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
Commercial real estate	3	$905,513	$905,513	—	$—	$—
Total	3	$905,513	$905,513	—	$—	$—

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

As of June 30, 2015, one loan with a balance of $116,734 was modified as a troubled debt restructuring and subsequently defaulted within twelve months after its restructure. As of June 30, 2014, there were no loans that defaulted within twelve months of their restructure.

Note 6: Income Per Share

Basic net income per share for the three and nine months ended June 30, 2015 and 2014 was computed by dividing net income to common shareholders by the weighted average number of shares of common stock outstanding, which consists of issued shares less unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted shares.

Diluted net income per share for the three and nine months ended June 30, 2015 and 2014 was computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options and unvested restricted shares, determined using the treasury stock method.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$1,911,734	$1,785,178	$5,019,469	$4,913,056
Denominator:
Weighted average common shares outstanding	15,559,917	20,746,759	15,858,186	21,486,082
Common stock equivalents	650,507	554,192	650,507	554,192
Diluted shares	16,210,424	21,300,951	16,508,693	22,040,274
Net income per share:
Basic	$0.12	$0.09	$0.32	$0.23
Diluted	$0.12	$0.09	$0.30	$0.22

For the three and nine months ended June 30, 2015 and 2014 there were 327,146 and 175,471, respectively, of dilutive stock options. Additionally, for the three and nine months ended June 30, 2015 and 2014, there were 323,361 and 378,721 shares, respectively, of dilutive unvested restricted stock. There were no shares which were subject to options issued with exercise prices in excess of the average market value per share during the periods ended June 30, 2015 and 2014.

Note 7: Real Estate Owned

The following is a summary of transactions in real estate owned:

Non-covered real estate owned:
	Nine Months Ended June 30, 2015	Year Ended September 30, 2014
Balance, beginning of period	$1,757,864	$1,615,036
Real estate acquired through foreclosure of loans receivable	958,458	2,121,865
Proceeds from real estate sold	(2,236,434)	(2,161,103)
Write down of real estate owned	(41,657)	(268,696)
Gain on sale of real estate owned	110,764	80,762
Transfer of previously covered non-single family OREO (1)	167,006	420,000
Gain on real estate sold payable to the FDIC (2)	222,704	—
Principal reductions	—	(50,000)
Balance, end of period	$938,705	$1,757,864
__________________________________

(1)	Transfer of other real estate owned (“OREO”) upon the expiration of the MCB and NCB non-single family loss sharing agreements with the FDIC in March 2015 and June 2014, respectively.

(2)	A percentage of the gain on the sale of OREO transferred from covered to non-covered upon the expiration of the MCB and NCB non-single family loss sharing agreements must be shared with the FDIC.

Covered real estate owned:
	Nine Months Ended June 30, 2015	Year Ended September 30, 2014
Balance, beginning of period	$5,557,927	$14,068,846
Real estate acquired through foreclosure of loans receivable	1,489,028	4,405,516
Proceeds from real estate sold	(4,484,011)	(12,348,078)
Gain on real estate sold recognized in noninterest expense	193,750	217,408
Gain on real estate sold payable to the FDIC	849,039	1,349,676
Provision for losses on real estate owned recognized in noninterest expense	(198,814)	(254,408)
Increase of FDIC receivable for loss sharing agreements	(830,225)	(1,330,943)
Principal reductions	(58,891)	(130,090)
Transfer of previously covered non-single family OREO (1)	(167,006)	(420,000)
Balance, end of period	$2,350,797	$5,557,927
__________________________________

(1)	Transfer of OREO upon the expiration of the MCB and NCB non-single family loss sharing agreements with the FDIC in March 2015 and June 2014, respectively.
Included in the tables above is approximately $806,000 of foreclosed residential real estate property at June 30, 2015. Additionally, the Company had approximately $418,000 of consumer mortgage loans collateralized by residential real estate in the process of foreclosure at June 30, 2015.

Note 8: Employee Benefits

The Company has a 2002 stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. For options granted under the 2002 stock option plan, when granted, the options vest over periods of up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or non-qualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 882,876 shares for the plan, of which 77,777 have been issued or retired upon the exercise of the option granted under the plan, 650,436 are granted and outstanding and no shares are available to be granted at June 30, 2015 within this plan. All share and share amounts related to employee benefits have been updated to reflect the completion of the second-step conversion on April 8, 2013 at a conversion ratio of 1.2471. As of June 30, 2015, 469,977 shares have vested under this plan. During the nine months ended June 30, 2015, 80,060 options from this plan vested.

In addition to the plan above, on December 19, 2013, the Company's stockholders approved the 2013 Equity Incentive Plan, which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest from one year to five years from grant date or upon death or disability. All options must be exercised within a 10-year period from the grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or non-qualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 1,428,943 shares for the plan, of which 971,680 were granted and outstanding as of June 30, 2015, with the remaining 457,263 shares available to be granted at June 30, 2015. During the nine months ended June 30, 2015, 194,335 options from this plan vested.

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)
Options outstanding – September 30, 2014	1,627,739	$9.90	8
Options exercised	(1,316)	8.82	4
Options forfeited	(4,307)	8.82	4
Options granted	—	—	—
Options outstanding – June 30, 2015	1,622,116	$9.91	7
Options exercisable – June 30, 2015	664,312	$9.35	5

The stock price at June 30, 2015 was greater than the exercise prices on 1,622,116 options outstanding and therefore had an intrinsic value of $4,059,887. The total intrinsic value of all 664,312 shares exercisable at June 30, 2015 was $2,035,028.

Stock option expense was $248,246 and $226,411 for the nine months ended June 30, 2015 and 2014, respectively. The following table summarizes information about the options outstanding at June 30, 2015:

Number of options outstanding at June 30, 2015	Remaining contractual life in years	Exercise price per share
387,922	4	$8.82
174,594	5	$8.18
66,720	5	$7.22
16,212	6	$7.34
4,988	7	$7.79
971,680	9	$10.89
1,622,116

The Company has a Charter Financial Corporation 2001 Recognition and Retention Plan for key employees and directors. During the nine months ended June 30, 2015, 9,355 shares vested, leaving no unvested shares remaining in the trust at June 30, 2015.

In addition to the above, the Company implemented the Charter Financial Corporation 2013 Equity Incentive Plan as described above, which has 571,577 shares authorized, and during the year ended September 30, 2014, the Company granted 360,092 shares of restricted stock to key employees and directors. During the nine months ended June 30, 2015, 72,015 shares vested. The remaining 211,485 shares are available to be granted at June 30, 2015.

	Shares	Weighted average grant date fair value per award
Unvested restricted stock awards - September 30, 2014	369,447	$10.82
Granted	—	—
Vested	81,370	10.58
Canceled or expired	—	—
Unvested restricted stock awards – June 30, 2015	288,077	$10.89

Grants between January 1, 2009 and December 1, 2013 will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement at age 65. Grants subsequent to December 1, 2013 will be expensed to the scheduled vesting.

Note 9: Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At June 30, 2015, commitments to extend credit and standby letters of credit totaled $171.4 million. The Company does not anticipate any material losses as a result of these transactions.

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management, none of these matters should have a material adverse effect on the Company’s financial position or results of operation.

Note 10: Fair Value of Financial Instruments and Fair Value Measurement

Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1- Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date; Level 2- Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data; Level 3- Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the three months ended June 30, 2015, there were no transfers between levels.

At June 30, 2015, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of collateralized loan obligations, mortgage-backed securities and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. These are inputs used by a third-party pricing service used by the Company. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.

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

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	June 30, 2015
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Collateralized loan obligations	$39,789,510	$—	$39,789,510	$—
Mortgage-backed securities:
FHLMC certificates	37,805,727	—	37,805,727	—
FNMA certificates	100,880,844	—	100,880,844	—
GNMA certificates	1,630,825	—	1,630,825	—
Collateralized mortgage obligations:
FHLMC	42,380	—	42,380	—
FNMA	67,629	—	67,629	—
Private-label mortgage securities:
Investment grade	1,090,087	—	1,090,087	—
Split rating (1)	1,020,687	—	1,020,687	—
Non-investment grade	7,463,293	—	7,463,293	—
Total investment securities available for sale	189,790,982	—	189,790,982	—
Assets held for sale	1,744,584	—	—	1,744,584
Total recurring assets at fair value	$191,535,566	$—	$189,790,982	$1,744,584
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2014
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets:
Investment securities available for sale:
Tax free municipals	$13,457,203	$—	$13,457,203	$—
Mortgage–backed securities:
FHLMC certificates	44,025,928	—	44,025,928	—
FNMA certificates	118,278,377	—	118,278,377	—
GNMA certificates	1,697,844	—	1,697,844	—
Collateralized mortgage obligations:
FHLMC	53,496	—	53,496	—
FNMA	80,156	—	80,156	—
Private-label mortgage securities:
Investment grade	1,446,858	—	1,446,858	—
Split rating (1)	1,094,107	—	1,094,107	—
Non-investment grade	8,609,304	—	8,609,304	—
Total investment securities available for sale	188,743,273	—	188,743,273	—
Assets held for sale	1,744,584	—	—	1,744,584
Total recurring assets at fair value	$190,487,857	$—	$188,743,273	$1,744,584
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.
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

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis is as follows:

	Nine Months Ended June 30, 2015	Year Ended September 30, 2014
Fair value, beginning balance	$1,744,584	$1,744,584
Purchases	—	—
Sales	—	—
Transfers in and/or out of level 3	—	—
Fair value, ending balance	$1,744,584	$1,744,584

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

		Fair value measurements using:
	Estimated fair value	Quoted prices in active markets for identical assets (Level 1 inputs)	Quoted prices for similar assets (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
June 30, 2015
Impaired loans:
Not covered under loss share	$3,437,210	$—	$—	$3,437,210
Other real estate owned:
Not covered under loss share	938,705	—	—	938,705
Covered under loss share	2,350,797	—	—	2,350,797
September 30, 2014
Impaired loans:
Not covered under loss share	3,174,410	—	—	3,174,410
Other real estate owned:
Not covered under loss share	1,757,864	—	—	1,757,864
Covered under loss share	5,557,927	—	—	5,557,927

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

OREO is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. A provision is charged to earnings for subsequent losses on OREO when market conditions indicate such losses have occurred. The ability of the Company to recover the carrying value of OREO is based upon future sales of the real estate. The ability to affect such sales is subject to market conditions and other factors beyond the Company's control, and future declines in the value of the real estate would result in a charge to earnings. The recognition of sales and gain on sales is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred. OREO represents real property taken by the Company either through foreclosure or through a deed in lieu thereof from the borrower. The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed. It has been the Company’s experience that appraisals may become outdated due to the volatile real-estate environment. Appraised values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. Therefore, the inputs used to determine the fair value of OREO and repossessed assets fall within Level 3. The Company may include within OREO other repossessed assets received as partial satisfaction of a loan. These assets are not material and do not typically have readily determinable market values and are considered Level 3 inputs.

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at June 30, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	General Range (Discount)			Weighted Average Discount
Impaired Loans	$3,437,210	Property appraisals	Management discount for property type and recent market volatility	19%	—	45%	30%
OREO	$3,289,502	Property appraisals	Management discount for property type and recent market volatility	20%	—	48%	32%
Assets Held for Sale	$1,744,584	Valuation analysis	Management discount for property type and recent market volatility	0%	—	50%	34%

Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of June 30, 2015 and September 30, 2014.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS – The carrying amount approximates fair value because of the short maturity of these instruments.

INVESTMENTS AVAILABLE FOR SALE AND FEDERAL HOME LOAN BANK (“FHLB”) STOCK – The fair value of investment securities and mortgage-backed securities and collateralized mortgage obligations available for sale is estimated based on bid quotations received from securities dealers. The FHLB stock is considered a restricted stock and is carried at cost which approximates its fair value.

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

BORROWINGS – The fair value of the Company’s FHLB advances is estimated based on the discounted value of contractual cash flows. The fair value of securities sold under agreements to repurchase approximates the carrying amount because of the short maturity of these borrowings. The discount rate is estimated using rates quoted for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities.

ACCRUED INTEREST AND DIVIDENDS RECEIVABLE AND PAYABLE – The carrying amount of accrued interest and dividends receivable on loans and investments and payable on borrowings and deposits approximate their fair values.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at June 30, 2015 and at September 30, 2014, the fair value of these commitments is not presented.

Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of June 30, 2015 and September 30, 2014 is summarized below:

	June 30, 2015
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$39,950,829	$39,950,829	$39,950,829	$—	$—
Investments available for sale	189,790,982	189,790,982	—	189,790,982	—
FHLB stock	3,005,600	3,005,600	—	3,005,600	—
Loans receivable, net	672,830,055	672,374,276	—	—	672,374,276
Loans held for sale	2,092,222	2,136,035	—	2,136,035	—
FDIC receivable for loss sharing arrangements	4,473,374	3,243,748	—	—	3,243,748
Assets held for sale	1,744,584	1,744,584	—	—	1,744,584
Accrued interest and dividends receivable	2,579,929	2,579,929	—	509,380	2,070,549
Financial liabilities:
Deposits	$734,237,570	$734,650,671	$—	$734,650,671	$—
FHLB advances	50,000,000	53,545,806	—	53,545,806	—
Accrued interest payable	200,698	200,698	—	200,698	—

	September 30, 2014
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$99,462,953	$99,462,953	$99,462,953	$—	$—
Investments available for sale	188,743,273	188,743,273	—	188,743,273	—
FHLB stock	3,442,900	3,442,900	—	3,442,900	—
Loans receivable, net	606,366,713	607,754,670	—	—	607,754,670
Loans held for sale	2,054,722	2,090,469	—	2,090,469	—
FDIC receivable for loss sharing arrangements	10,531,809	7,658,896	—	—	7,658,896
Assets held for sale	1,744,584	1,744,584	—	—	1,744,584
Accrued interest and dividends receivable	2,459,347	2,459,347	—	538,043	1,921,304
Financial liabilities:
Deposits	$717,192,200	$718,935,248	$—	$718,935,248	$—
FHLB advances	55,000,000	59,391,540	—	59,391,540	—
Accrued interest payable	182,198	182,198	—	182,198	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended June 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; the adverse effect of a breach of our computer system; our ability to successfully integrate acquired entities; our incurring higher than expected loan charge-offs with respect to assets acquired in FDIC-assisted acquisitions; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and changes in our organization, compensation and benefit plans. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014 under Part I Item 1A. “Risk Factors,” and in the Company’s other filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities, collateralized mortgage obligations and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of deposits and FHLB advances.

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

During the first nine months of fiscal 2015, the national economy continued to show signs of recovery, as evidenced by increases in consumer spending and the stabilization of the labor market, the housing sector, and financial markets. The local economy continues to experience some of these same positive trends but seems to be lagging behind the national economy in exhibiting many of the recovery signs mentioned above. Despite the continued stabilization of the housing sector, there remain pockets of strength and pockets of weakness within the markets we serve. In an effort to support mortgage lending and housing market recovery, and to help improve credit conditions overall, the Federal Open Market Committee of the Federal Reserve has maintained the overnight lending rate between zero and 25 basis points since December 2008.

Net income was $1.9 million and $5.0 million for the three and nine months ended June 30, 2015, respectively, compared to $1.8 million and $4.9 million for the three and nine months ended June 30, 2014, respectively.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, the Company considers its critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, real estate owned, goodwill and other intangible assets, deferred income taxes, receivable from FDIC under loss sharing agreements, and estimation of fair value. There have been no material changes in our critical accounting policies during the nine months ended June 30, 2015.

Comparison of Financial Condition at June 30, 2015 and September 30, 2014

Assets. Total assets decreased $5.4 million to $1.0 billion at June 30, 2015. Net loan growth and shares repurchased during fiscal 2015 were funded by deposit growth, including brokered CDs, and utilization of the Company's cash and cash equivalents. Net loans grew $66.4 million, or 11.0%, to $672.8 million at June 30, 2015, from $606.4 million at September 30, 2014.

Cash and cash equivalents. Cash and cash equivalents declined to $40.0 million at June 30, 2015, down from $99.5 million at September 30, 2014. This decrease was primarily due to funding the increase in total loans as well as the repurchase of shares under the ongoing stock buyback programs.

Loans. At June 30, 2015, net loans were $672.8 million, or 67.0% of total assets. As indicated by the table below, during the nine months ended June 30, 2015, net loans not covered by loss share agreements increased $90.3 million, or 16.8%, to $627.0 million at June 30, 2015 from $536.7 million at September 30, 2014. Included in the non-covered loan increase is a transfer of $12.8 million of net loans that are no longer covered under the FDIC loss sharing agreement upon the expiration of the MCB non-single family agreement in March 2015. Additionally, $16.2 million of one- to four-family loans were purchased during fiscal 2015, aiding in the non-covered loan growth. The increase in net loans not covered by loss sharing agreements consisted of increases in one- to four-family residential real estate, commercial real estate, commercial non-real estate and real estate construction loans of $22.0 million, $56.4 million, $5.3 million and $6.7 million, respectively, partially offset by a $105,000 decrease in consumer and other loans.

Loans covered by loss share agreements, net, decreased $23.8 million, or 34.2%, to $45.8 million at June 30, 2015 from $69.6 million at September 30, 2014. The covered loans decreased as we continue to progress through the resolution process on loss share assets as well as due to the expired loss sharing agreement mentioned previously.

Non-covered and Covered Loans, net

	Loan Balances
	Non-covered (1)	Covered (2)	Total
	(dollars in thousands)
June 30, 2015	$627,006	$45,824	$672,830
March 31, 2015 (3)	607,118	49,094	656,212
December 31, 2014	560,724	67,016	627,740
September 30, 2014	536,732	69,635	606,367
June 30, 2014 (4)	511,176	71,227	582,403
March 31, 2014	481,907	90,133	572,040
December 31, 2013	476,466	100,101	576,567
September 30, 2013	470,863	108,991	579,854
June 30, 2013	443,581	120,712	564,293
__________________________________

(1)	Non-covered loans are shown net of deferred loan fees and allowance for loan losses.

(2)	Covered loans are shown net of deferred loan fees, allowances, nonaccretable differences and accretable discounts.

(3)	$13.1 million of non-single family loans, net, were transferred from covered to non-covered loans due to the expiration of the MCB non-single family loss sharing agreement with the FDIC in March 2015.

(4)	$8.6 million of non-single family loans, net, were transferred from covered to non-covered loans due to the expiration of the NCB non-single family loss sharing agreement with the FDIC in June 2014.

FDIC Receivable for Loss Share Agreements. As of June 30, 2015, 6.8% of our outstanding principal balance of loans and 71.5% of our OREO assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for 80% or 95%, depending on the contract, of all losses incurred in connection with those assets. We estimated the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and OREO assets, and recorded the estimate as a receivable from the FDIC. The FDIC receivable for loss share agreements was $4.5 million as of June 30, 2015 and $10.5 million as of September 30, 2014. The decrease in the amount of FDIC receivable was attributable to cash proceeds received from the FDIC and a $2.4 million charge due to the amortization of the indemnification asset during the nine months ended June 30, 2015. The amortization is related to improved cash flows associated with the acquired loans for the MCB and FNB loss sharing agreements. The current and prior year impairment and amortization charges were based on this analysis and the probability of these expected losses being recognized prior to the end of loss share.

Investment Securities Portfolio. At June 30, 2015, our investment securities portfolio totaled $189.8 million, compared to $188.7 million at September 30, 2014. The slight increase was attributable to the purchase of $39.6 million of collateralized loan obligations and a $1.1 million decrease in unrealized losses on available for sale securities, partially offset by $6.8 million in securities that were called or matured, $14.0 million in net sales of securities and $18.8 million in principal paydowns during the first nine months of fiscal 2015.

Thus far during fiscal 2015, we have had no additional other-than-temporary impairment charges on non-agency collateralized mortgage backed securities. Through June 30, 2015, we had recorded a cumulative $380,000 of other-than-temporary impairment charges with respect to one private label security. No other non-agency collateralized mortgage backed securities in our investment portfolio were other- than- temporarily impaired at June 30, 2015.

Bank Owned Life Insurance. The total cash surrender values of bank owned life insurance policies at June 30, 2015 and September 30, 2014 were $48.1 million and $47.2 million, respectively.

Deposits. Total deposits increased $17.0 million, or 2.4%, to $734.2 million at June 30, 2015 from $717.2 million at September 30, 2014. The increase was primarily attributable to the issuance of $30.8 million of brokered CDs along with a $14.8 million increase in transaction accounts, partially offset by a $33.2 million runoff in retail CDs. At June 30, 2015, $703.5 million of deposits were retail deposits. We currently have $30.8 million deposits classified as wholesale deposits, which are brokered deposits. The following table shows deposit fees earned and deposit balances by category for the quarter end periods indicated:

		Deposit Balances
	Deposit & Bankcard Fees	Checking	Savings	Money Market	Total Core Deposits	Retail Certificates of Deposit	Wholesale Certificates of Deposit	Total Deposits
	(dollars in thousands)
June 30, 2015	$2,679	$328,961	$51,292	$125,468	$505,721	$197,750	$30,767	$734,238
March 31, 2015	2,507	328,012	49,848	122,990	500,850	205,118	30,835	736,803
December 31, 2014	2,530	310,891	48,380	124,017	483,288	218,187	—	701,475
September 30, 2014	2,512	314,201	48,486	123,561	486,248	230,944	—	717,192
June 30, 2014	2,370	312,962	48,752	124,678	486,392	243,217	—	729,609
March 31, 2014	2,235	314,788	48,775	128,022	491,585	250,479	—	742,064
December 31, 2013	2,256	295,848	47,531	131,010	474,389	258,265	5,000	737,654
September 30, 2013	2,011	296,453	48,324	130,649	475,426	270,475	5,396	751,297
June 30, 2013	1,915	302,471	49,681	129,078	481,230	280,372	8,179	769,781

Borrowings. Our borrowings consist of advances from the FHLB of Atlanta. At June 30, 2015 and September 30, 2014, borrowings totaled $50.0 million and $55.0 million, respectively. The year-to-date decrease was due to the maturing of a $5.0 million 3.993% fixed rate advance in March 2015. Remaining borrowings mature in May 2016 and February 2019.

Based upon available investment and loan collateral except cash, additional advances of $161.6 million were available from the FHLB of Atlanta at June 30, 2015.

At June 30, 2015, approximately $61.8 million of a line of credit was available to us at the Federal Reserve Bank of Atlanta based on loan collateral pledged. The line of credit at the Federal Reserve Bank of Atlanta was not used during the period other than for periodic tests to ensure the line was functional.

Stockholders’ Equity. At June 30, 2015, total stockholders’ equity totaled $208.9 million, or $12.74 per net share, a $16.0 million decline from September 30, 2014 due to $20.8 million of shares repurchased and $2.4 million of cash dividends paid, partially offset by $5.0 million of net income and a $728,000 decrease in accumulated other comprehensive loss during the nine months ended June 30, 2015. Despite the decrease in total stockholders’ equity, tangible book value increased to $12.44 per share at June 30, 2015 compared with $12.06 per share at September 30, 2014, due to the stock repurchases and associated reduced weighted average share count for the nine months ended June 30, 2015.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and June 30, 2014

General. Net income increased $127,000, or 7.1%, to $1.9 million for the quarter ended June 30, 2015 from $1.8 million for the quarter ended June 30, 2014. The increase was due to increases of $526,000 and $581,000 in net interest income and noninterest income, respectively, for the quarter ended June 30, 2015, partially offset by a negative provision for covered loans of $834,000 which benefited last year's results.

Interest Income. Total interest income increased $358,000, or 4.0%, to $9.4 million for the quarter ended June 30, 2015 from $9.0 million for the quarter ended June 30, 2014. This increase was primarily attributable to an increase in loan interest income, excluding accretion income, of $319,000. The average yield on loans declined to 5.02% for the quarter ended June 30, 2015 compared to 5.44% for the quarter ended June 30, 2014. Our loans acquired through FDIC acquisitions carry higher yields than our legacy loan portfolio. Additionally, as purchase discount accretion declines and additional amortization is expensed in future periods, our net interest margin could be negatively impacted.

During the most recent quarterly reevaluation of cash flows on acquired loans, the Company revised its estimate of cash flows related to acquired loans resulting in a transfer of $1.2 million from nonaccretable discount to accretable yield related to the FNB acquisition. In accordance with accounting guidance, the transferred amount will be accreted into income prospectively over the estimated remaining life of the loan pools. Concurrently, an estimate of approximately $1.7 million which previously represented cash flows receivable from the FDIC and included in the FDIC receivable for loss sharing agreements on the balance sheet will be amortized into interest income over the remaining life of the loan pools or the agreements with the FDIC, whichever is shorter and approximately $4.0 million of remaining discount accretion that will be accreted into interest income.

The table below shows discount accretion included in income over the past six years and for the quarters ended December 31, 2014, March 31, 2015 and June 30, 2015 and the remaining discount to be recognized as of June 30, 2015:

	Loan Accretion (Amortization)
	2009	2010	2011	2012	2013	2014	1Q 2015	2Q 2015	3Q 2015	Remaining(1)
	(in thousands)
NCB	$1,698	$4,519	$2,272	$751	$844	$239	$28	$21	$10	$9
MCB	—	3,242	5,742	3,740	3,086	3,110	856	686	554	1,029
FNB	—	—	252	4,497	4,993	3,245	677	662	918	2,960
Total	1,698	7,761	8,266	8,988	8,923	6,594	1,561	1,369	1,482	3,998
Amortization (2)	—	—	—	—	—	(3,507)	(889)	(902)	(597)	(1,680)
Net	$1,698	$7,761	$8,266	$8,988	$8,923	$3,087	$672	$467	$885	$2,318
__________________________________

(1)
Based on revised estimated cash flows related to covered loans, as of June 30, 2015, it was determined that approximately $1.7 million of the FDIC indemnification asset will be amortized into interest income over the remaining life of the acquired loan pools or the agreements with the FDIC, whichever is shorter. $597,000 was amortized as an offset to loan interest income in the quarter ended June 30, 2015.

(2)	Amortization of the FDIC indemnification asset due to improved estimated cash flows related to covered loans.

Interest on mortgage-backed securities and collateralized mortgage obligations decreased $137,000 to $735,000 for the quarter ended June 30, 2015 from $872,000 for the quarter ended June 30, 2014. This decrease was primarily attributable to a $20.9 million, or 11.9%, decrease in the average balance of such securities to $155.3 million for the quarter ended June 30, 2015 compared to the same period in the prior fiscal year.

Interest on other investment securities, which consisted of municipal securities and collateralized loan obligations, increased $158,000 to $176,000 for the quarter ended June 30, 2015 from $18,000 for the quarter ended June 30, 2014 as other investment securities average balances increased $9.9 million to $28.2 million. Additionally, the average yield increased to 2.50% for the quarter ended June 30, 2015 from 0.40% for the quarter ended June 30, 2014 as municipal securities were sold and replaced with higher yielding collateralized loan obligations.

Interest on interest earning deposits decreased $71,000 to $26,000 for the quarter ended June 30, 2015 from $97,000 for the quarter ended June 30, 2014 as average balances on interest earning deposits decreased $106.6 million due to the ongoing stock buyback programs as well as funding the increase in total loans.

The following table shows selected average yield and cost information for the quarter end periods indicated:

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Yield on loans	5.02%	4.95%	5.14%	5.05%	5.44%
Yield on securities	1.99%	2.01%	1.85%	1.77%	1.83%
Yield on assets	4.16%	4.10%	4.07%	3.75%	3.85%

Cost of deposits	0.43%	0.43%	0.48%	0.49%	0.49%
Cost of CD's	0.92%	0.93%	1.04%	1.06%	1.04%
Cost of interest bearing checking	0.12%	0.12%	0.13%	0.10%	0.11%
Cost of bank rewarded checking	0.20%	0.20%	0.23%	0.23%	0.24%
Cost of savings	0.02%	0.02%	0.02%	0.02%	0.02%
Cost of MMDA	0.20%	0.21%	0.22%	0.23%	0.21%
Cost of borrowings	4.36%	4.29%	4.35%	4.38%	4.33%
Cost of liabilities	0.72%	0.74%	0.80%	0.80%	0.79%

Loan/deposit spread	4.59%	4.52%	4.66%	4.56%	4.95%
Asset/liability spread	3.44%	3.36%	3.27%	2.95%	3.06%

Interest Expense. Total interest expense decreased $168,000, or 12.1%, to $1.2 million for the quarter ended June 30, 2015 compared to $1.4 million for the quarter ended June 30, 2014. Interest expense declined due to a 7 basis point, or 8.9%, decrease in the average cost of interest-bearing liabilities to 0.72% for the quarter ended June 30, 2015 from 0.79% for the quarter ended June 30, 2014, reflecting continued low market interest rates. Additionally, the average balance of interest-bearing liabilities decreased by $18.5 million, or 2.7%, to $680.3 million for the quarter ended June 30, 2015 compared to $698.8 million for the quarter ended June 30, 2014 primarily as a result of a reduction in higher cost certificates of deposit and higher costing FHLB advances that matured and were repaid.

Interest expense on deposits decreased $117,000, or 14.9%, to $673,000 for the quarter ended June 30, 2015, compared to $790,000 for the quarter ended June 30, 2014. The decrease was primarily due to a 6 basis point decrease in the average cost of deposits to 0.43% for the current quarter compared to 0.49% for the quarter ended June 30, 2014. The decrease in the average cost of deposits was largely due to low market interest rates and a decrease in higher costing certificates of deposit. Interest expense on certificates of deposit decreased $112,000 to $531,000 for the quarter ended June 30, 2015, from $643,000 for the quarter ended June 30, 2014, reflecting the $16.1 million, or 6.5%, decrease in the average balance of such deposits and a 12 basis point decrease in the average cost of certificates of deposit to 0.92%. Interest expense on FHLB advances decreased $51,000 to $545,000 for the quarter ended June 30, 2015 compared to $596,000 for the quarter ended June 30, 2014, due to a decrease of $5.0 million, or 9.1%, in the average balance of advances.

Net Interest Income. Net interest income increased $526,000, or 6.9%, to $8.1 million for the quarter ended June 30, 2015, from $7.6 million for the quarter ended June 30, 2014. The net increase was due to an increase in interest income of $358,000 combined with a decrease in interest expense of $168,000. Despite the increase in interest income, loan interest income was negatively impacted by the lower yield on loans in the current quarter compared to the prior year period. Net interest income included $885,000 of net purchase discount accretion income for the quarter ended June 30, 2015, compared to $795,000 for the quarter ended June 30, 2014. The average balance of loans receivable increased $81.5 million to $668.3 million for the three months ended June 30, 2015 as the growth in non-covered portfolio continued to outpace the resolution and pay off of covered loans.

The decrease in interest expense was primarily due to a decrease of $18.5 million in the average balance of interest-bearing liabilities during the quarter ended June 30, 2015 as compared to the same prior year quarter along with a 6 basis point decrease in the average cost of total interest bearing deposits. As the table below indicates, our net interest margin increased 36 basis points to 3.62% for the June quarter of 2015 from 3.26% for the June quarter of 2014, while our net interest rate spread increased 38 basis points to 3.44% for the third quarter of fiscal 2015 from 3.06% for the third quarter of fiscal 2014. Lower average rates paid on interest bearing deposits along with increased yield on other investment securities, partially offset by lower average yields on loans outstanding, contributed to the increase in net interest margin. Additionally, net interest margin excluding the effects of purchase accounting was 3.21% for the quarter ended June 30, 2015 compared to 2.90% for the quarter ended June 30, 2014. At June 30, 2015, there was $4.0 million of discount remaining to accrete into interest income over the remaining life of the covered loans with the accretion heavily weighted towards the early quarters based on current cash flow projections. This $4.0 million discount will be partially offset by an estimated $1.7 million overstatement of FDIC indemnification asset that will be amortized over the remaining life of the acquired loan pools or the agreements with the FDIC, whichever is shorter.

	For the Three Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/Cost (10)	Average Balance	Interest	Average Yield/Cost (10)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$44,748	$26	0.23%	$151,348	$97	0.26%
FHLB common stock and other equity securities	3,006	35	4.70	3,443	36	4.14
Mortgage-backed securities and collateralized mortgage obligations available for sale	155,280	735	1.89	176,194	872	1.98
Other investment securities available for sale (1)	28,218	176	2.50	18,290	18	0.40
Loans receivable (1)(2)(3)(4)	668,329	7,508	4.49	586,797	7,189	4.90
Accretion and amortization of loss share loans receivable (5)		885	0.53		795	0.54
Total interest-earning assets	899,581	9,365	4.16	936,072	9,007	3.85
Total noninterest-earning assets	103,728			123,453
Total assets	$1,003,309			$1,059,525
Liabilities and Equity:
Interest-bearing liabilities:
Interest bearing checking	$175,641	$53	0.12%	$178,771	$51	0.11%
Bank rewarded checking	49,743	25	0.20	48,429	29	0.24
Savings accounts	50,409	2	0.02	48,482	2	0.02
Money market deposit accounts	123,392	62	0.20	120,903	65	0.21
Certificate of deposit accounts	231,077	531	0.92	247,197	643	1.04
Total interest-bearing deposits	630,262	673	0.43	643,782	790	0.49
Borrowed funds	50,000	545	4.36	55,000	596	4.33
Total interest-bearing liabilities	680,262	1,218	0.72	698,782	1,386	0.79
Noninterest-bearing deposits	99,138			85,061
Other noninterest-bearing liabilities	12,417			11,979
Total noninterest-bearing liabilities	111,555			97,040
Total liabilities	791,817			795,822
Total stockholders' equity	211,492			263,703
Total liabilities and stockholders' equity	$1,003,309			$1,059,525
Net interest income		$8,147			$7,621
Net interest-earning assets (6)		$219,319			$237,290
Net interest rate spread (7)			3.44%			3.06%
Net interest margin (8)			3.62%			3.26%
Net interest margin, excluding the effects of purchase accounting (9)			3.21%			2.90%
Ratio of average interest-earning assets to average interest-bearing liabilities			132.24%			133.96%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion and amortization of the indemnification asset.

(5)	Accretion of accretable purchase discount on loans acquired in FDIC-assisted acquisitions and amortization of the overstatement of FDIC indemnification asset.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)
Net interest margin, excluding the effects of purchase accounting represents net interest income excluding accretion and amortization of loss share loans receivable as a percentage of average net interest earning assets excluding loan accretable discounts in the amount of $3.9 million and $5.5 million for the three months ended June 30, 2015 and June 30, 2014, respectively.

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

	For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$(68)	$(10)	$7	$(71)
FHLB common stock and other equity securities	(5)	4	—	(1)
Mortgage-backed securities and collateralized mortgage obligations available for sale	(104)	(38)	5	(137)
Other investment securities available for sale	10	96	52	158
Loans receivable	1,109	(615)	(85)	409
Total interest-earning assets	$942	$(563)	$(21)	$358
Interest Expense:
Checking accounts	$(1)	$(1)	$—	$(2)
Savings accounts	—	—	—	—
Money market deposit accounts	1	(4)	—	(3)
Certificate of deposit accounts	(42)	(75)	5	(112)
Total interest-bearing deposits	(42)	(80)	5	(117)
Borrowed funds	(54)	4	(1)	(51)
Total interest-bearing liabilities	$(96)	$(76)	$4	$(168)
Net change in net interest income	$1,038	$(487)	$(25)	$526

Provision for Non-Covered Loan Losses. No provision for loan losses on non-covered loans was recorded for the quarters ended June 30, 2015 and 2014 due to the trend of declining net charge-offs and nonperforming loans along with an overall improvement in the loan portfolio in recent quarters. We had net recoveries on non-covered loans of $22,000 for the quarter ended June 30, 2015, compared to net charge-offs of $225,000 for the quarter ended June 30, 2014. The allowance for loan losses for non-covered loans was $8.5 million, or 1.33% of total non-covered loans receivable at June 30, 2015 compared to $8.6 million, or 1.65% of total non-covered loans receivable, at June 30, 2014. Our nonperforming loans decreased to $4.3 million or 0.68% of total non-covered loans at June 30, 2015 from $4.5 million or 0.86% of total non-covered loans at June 30, 2014. As a result, our allowance as a percent of nonperforming loans increased to 196.86% at June 30, 2015 compared with 192.06% at June 30, 2014.

Provision for Covered Loan Losses. No provision was recorded on covered loans for the quarter ended June 30, 2015, compared to a negative provision of $834,000 for the quarter ended June 30, 2014 The negative provision was due to improved credit quality and workout experience related to our first non-single family loss sharing contract that expired in June 2014. The MCB non-single family loss sharing agreement with the FDIC expired in March 2015 and the remaining non-single family loss sharing agreement expires in September 2016. If future losses occur due to declines in the market during the periods covered by loss sharing agreements, the losses on loans acquired from both NCB and MCB and still covered under loss share will be reimbursed at 95%, while loans acquired from FNB will be covered at 80%, based on the terms of the respective FDIC loss sharing agreements. At June 30, 2015 covered loans totaled $45.8 million and are net of $6.2 million in related nonaccretable and accretable discounts and allowances.

Noninterest Income. Noninterest income increased $581,000, or 17.9%, to $3.8 million for the quarter ended June 30, 2015 from $3.2 million for the quarter ended June 30, 2014. The increase was primarily attributable to a $309,000 increase in service charges and bankcard fee income and a $137,000 increase in gain on sale of loans and loan servicing release fees in the quarter ended June 30, 2015. Additionally, in the prior year period, there was a $248,000 write down of fixed assets associated with a branch closing.

The following table shows noninterest income by category for the periods indicated.

	For the Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(dollars in thousands)
Service charges on deposit accounts	$1,663	$1,513	$1,582	$1,552	$1,464
Bankcard fees	1,016	994	948	960	906
Gain on sale of loans and loan servicing release fees	435	352	367	366	298
Brokerage commissions	211	202	154	138	124
Bank owned life insurance	321	279	324	327	278
(Loss) gain on investment securities available for sale	—	(28)	1	—	201
FDIC receivable accretion (impairment)	20	27	47	(236)	68
Other	150	112	143	601	(103)
Total noninterest income	$3,816	$3,451	$3,566	$3,708	$3,236

Noninterest Expense. Total noninterest expense increased slightly to $9.1 million for the quarter ended June 30, 2015, compared to $9.0 million for the quarter ended June 30, 2014. The net increase was primarily attributable to increases in salaries and employee benefits, occupancy expense and losses on debit card fraud, and partially offset by a $118,000 decrease in net cost of real estate owned.

The following table shows noninterest expense by category for the periods indicated:

	For the Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(dollars in thousands)
Salaries and employee benefits	$5,035	$5,078	$5,014	$5,241	$4,969
Occupancy	1,927	1,838	1,876	1,847	1,863
Legal and professional	352	385	241	372	369
Marketing	306	367	265	470	340
Furniture and equipment	229	224	151	177	226
Postage, office supplies, and printing	222	224	241	219	240
Core deposit intangible amortization expense	64	68	74	80	94
Federal insurance premiums and other regulatory fees	189	180	196	190	199
Net (benefit) cost of operations of other real estate owned	(30)	142	(57)	60	88
Other	757	557	735	738	647
Total noninterest expense	$9,051	$9,063	$8,736	$9,394	$9,035

Income Taxes. Income taxes increased to $1.0 million for the quarter ended June 30, 2015 from $870,000 for the quarter ended June 30, 2014. Our effective tax rate was 34.4% in the quarter ended June 30, 2015 and 32.8% in the quarter ended June 30, 2014. The increase was related to the expiration of an unused deferred tax asset in the current fiscal year.

Comparison of Operating Results for the Nine Months Ended June 30, 2015 and June 30, 2014

General. Net income increased $106,000, or 2.2%, to $5.0 million for the nine months ended June 30, 2015 from $4.9 million for the nine months ended June 30, 2014. Increases of $748,000, $855,000, and $416,000 in net interest income, deposit and bankcard fees, and gain on sale of loans, respectively, for the nine months ended June 30, 2015, were partially offset by an $886,000 negative provision on covered loans recorded in the prior year period as well as a one-time receipt of $1.1 million from the completion and renegotiation of a processing contract in the prior year, with both benefiting prior year results. Despite only a slight increase in net income, basic and diluted net income per share for the nine months ended June 30, 2015 increased 39.1% and 36.4%, respectively, compared to the prior year period, due to the decreased weighted average number of common shares outstanding.

Interest Income. Total interest income increased slightly to $27.4 million for the nine months ended June 30, 2015 from $27.2 million for the nine months ended June 30, 2014. This increase was primarily due to a $1.2 million increase in loan interest income, excluding accretion income, partially offset by a $695,000 decline in net discount accretion and amortization on acquired covered loans. The average balance of loans receivable increased $62.7 million, or 10.7%, to $647.3 million for the nine months ended June 30, 2015 compared to $584.6 million for the nine months ended June 30, 2014. Additionally, the average yield on interest-earning assets increased 25 basis points during the nine months ended June 30, 2015 as compared to the same prior year period.

The average yield on loans declined to 5.04% for the nine months ended June 30, 2015 compared to 5.47% for the nine months ended June 30, 2014. The lower average yield on loans for the nine months ended June 30, 2015 was primarily attributable to a decrease in purchase discount accretion and the improvement in estimated cash flows related to covered loans resulting in amortization of the indemnification asset of $2.4 million, as well as continued low interest rates and the repayment of higher yielding loans. Our loans acquired through FDIC acquisitions carry higher yields than our legacy loan portfolio due to accretion and as our accretion income continues to decline in future periods, our net interest margin will likely also decline. There is $4.0 million of discount remaining to accrete into interest income over the remaining life of all acquired loans with the accretion heavily weighted towards early quarters based on current cash flow projections. Additionally, there is an estimated $1.7 million overstatement of the FDIC indemnification asset that will be amortized over the remaining life of the acquired loan pools or the agreement with the FDIC, whichever is shorter.

Interest on mortgage-backed securities and collateralized mortgage obligations decreased $435,000 to $2.4 million for the nine months ended June 30, 2015 from $2.8 million for the corresponding prior year period, due primarily to the $20.9 million, or 11.3% decrease, in the average balance of such securities. Interest on other investment securities, which consisted of agency securities, municipal securities and collateralized loan obligations, increased $318,000 to $374,000 for the nine months ended June 30, 2015 from $56,000 for the nine months ended June 30, 2014, as municipal and agency securities were sold and replaced with higher yielding collateralized loan obligations.

Interest on interest earning deposits in other financial institutions decreased $182,000 to $85,000 for the nine months ended June 30, 2015 from $267,000 for the nine months ended June 30, 2014 as average balances decreased $96.7 million as a result of the ongoing stock buyback programs as well as funding the increase in total loans.

Interest Expense. Total interest expense decreased $563,000, or 12.9%, to $3.8 million for the nine months ended June 30, 2015 compared to $4.4 million for the nine months ended June 30, 2014. Interest expense decreased due to a 6 basis point, or 7.4%, decreased in the average cost of interest-bearing liabilities to 0.75% for the nine months ended June 30, 2015 from 0.81% for the nine months ended June 30, 2014, reflecting continued low market interest rates. The average balance of interest-bearing liabilities decreased by $43.3 million, or 6.1%, to $671.5 million for the nine months ended June 30, 2015 compared to $714.8 million for the nine months ended June 30, 2014 as FHLB advances matured and were repaid and higher costing certificates of deposit were reduced.

Interest expense on deposits decreased $416,000, or 16.8%, to $2.1 million for the nine months ended June 30, 2015 compared to $2.5 million for the nine months ended June 30, 2014. The decrease was due to a 5 basis point decrease in average cost of deposits to 0.45% for the current nine month period compared to 0.50% for the nine months ended June 30, 2014 and a $38.5 million, or 5.9%, decrease in the average balance of interest-bearing deposits. The decrease in the average cost of deposits was largely due to lower market interest rates, an increase in the mix of lower costing demand deposits relative to higher costing certificates of deposit, and the repricing downward of higher costing certificates of deposit.

The average cost of our checking, savings and money market accounts remained relatively unchanged for the nine months ended June 30, 2015 compared to the same period in fiscal 2014, while the average cost of our certificates of deposit declined 9 basis points to 0.96%. The average balance of certificates of deposit accounts fell 11.9%, or $30.7 million, for the nine months ended June 30, 2015, contributing to the $398,000 decline in associated interest expense.

Interest expense on FHLB advances decreased $147,000 to $1.7 million for the nine months ended June 30, 2015 compared to $1.9 million for the nine months ended June 30, 2014, due to a decrease of $4.9 million, or 8.4%, in the average balance of advances. The average cost of advances increased 2 basis points for the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014 due to lower costing advances maturing in prior periods leaving us with higher rate advances at June 30, 2015.

Net Interest Income. Net interest income increased $748,000, or 3.3%, to $23.6 million for the nine months ended June 30, 2015, from $22.8 million for the nine months ended June 30, 2014, despite a $695,000 decrease in net discount accretion and amortization on acquired covered loans. Total interest income increased $185,000, or 0.7%, while total interest expense decreased $563,000, or 12.9%, for the nine months ended June 30, 2015 compared to the same prior year period.

As the table indicates below, our net interest margin increased 30 basis points during the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014, while our net interest rate spread increased 31 basis points to 3.36% for the first nine months of fiscal 2015 from 3.05% for the comparable nine months of 2014. Additionally, net interest margin excluding the effects of purchase accounting was 3.22% for the nine months ended June 30, 2015 compared to 2.84% for the nine months ended June 30, 2014.

	For the Nine Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/Cost (10)	Average Balance	Interest	Average Yield/Cost (10)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$50,140	$85	0.23%	$146,869	$267	0.24%
FHLB common stock and other equity securities	3,276	109	4.44	3,748	103	3.66
Mortgage-backed securities and collateralized mortgage obligations available for sale	163,857	2,359	1.92	184,775	2,794	2.02
Other investment securities available for sale (1)	23,029	374	2.17	19,126	56	0.39
Loans receivable (1)(2)(3)(4)	647,306	22,422	4.62	584,630	21,249	4.85
Accretion and amortization of loss share loans receivable (5)		2,024	0.41		2,719	0.62
Total interest-earning assets	887,608	27,373	4.11	939,148	27,188	3.86
Total noninterest-earning assets	107,218			134,998
Total assets	$994,826			$1,074,146
Liabilities and Equity:
Interest-bearing liabilities:
Interest bearing checking	$169,518	$157	0.12%	$175,754	$149	0.11%
Bank rewarded checking	48,730	77	0.21	48,342	87	0.24
Savings accounts	49,270	7	0.02	48,243	8	0.02
Money market deposit accounts	124,565	196	0.21	127,567	211	0.22
Certificate of deposit accounts	226,293	1,627	0.96	256,980	2,025	1.05
Total interest-bearing deposits	618,376	2,064	0.45	656,886	2,480	0.50
Borrowed funds	53,077	1,725	4.33	57,956	1,872	4.31
Total interest-bearing liabilities	671,453	3,789	0.75	714,842	4,352	0.81
Noninterest-bearing deposits	97,598			77,572
Other noninterest-bearing liabilities	11,807			11,459
Total noninterest-bearing liabilities	109,405			89,031
Total liabilities	780,858			803,873
Total stockholders' equity	213,968			270,273
Total liabilities and stockholders' equity	$994,826			$1,074,146
Net interest income		$23,584			$22,836
Net interest earning assets (6)		$216,155			$224,306
Net interest rate spread (7)			3.36%			3.05%
Net interest margin (8)			3.54%			3.24%
Net interest margin, excluding the effects of purchase accounting (9)			3.22%			2.84%
Ratio of average interest-earning assets to average interest-bearing liabilities			132.19%			131.38%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion and amortization of the indemnification asset.

(5)	Accretion of accretable purchase discount on loans acquired in FDIC-assisted acquisitions and amortization of the overstatement of FDIC indemnification asset.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)
Net interest margin, excluding the effects of purchase accounting represents net interest income excluding accretion and amortization of loss share loans receivable as a percentage of average net interest earning assets excluding loan accretable discounts in the amount of $4.8 million and $4.5 million for the nine months ended June 30, 2015 and June 30, 2014, respectively.

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

	For the Nine Months Ended June 30, 2015 Compared to the Nine Months Ended June 30, 2014
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$(176)	$(17)	$11	$(182)
FHLB common stock and other equity securities	(13)	22	(3)	6
Mortgage-backed securities and collateralized mortgage obligations available for sale	(316)	(134)	15	(435)
Other investment securities available for sale	11	255	52	318
Loans receivable	2,570	(1,888)	(204)	478
Total interest-earning assets	$2,076	$(1,762)	$(129)	$185
Interest Expense:
Checking accounts	$(6)	$4	$—	$(2)
Savings accounts	—	(1)	—	(1)
Money market deposit accounts	(5)	(10)	—	(15)
Certificate of deposit accounts	(242)	(178)	22	(398)
Total interest-bearing deposits	(253)	(185)	22	(416)
Borrowed funds	(158)	11	—	(147)
Total interest-bearing liabilities	$(411)	$(174)	$22	$(563)
Net change in net interest income	$2,487	$(1,588)	$(151)	$748

Provision for Non-Covered Loan Losses. There was no provision recorded for non-covered loan losses during the nine months ended June 30, 2015 compared to $300,000 for the nine months ended June 30, 2014. The Company did not make a provision in the first three quarters of fiscal 2015 due to the trend of declining levels of net charge-offs, along with an overall improvement in the loan portfolio in recent quarters. Net recoveries on non-covered loans were $12,000 for the nine months ended June 30, 2015, compared with net charge-offs of $283,000 for the nine months ended June 30, 2014. The allowance for loan losses for non-covered loans was $8.5 million, or 1.33% of total non-covered loans receivable at June 30, 2015 compared to $8.6 million, or 1.65% of total non-covered loans receivable at June 30, 2014. Our non-covered nonperforming loans decreased to $4.3 million at June 30, 2015 from $4.5 million at June 30, 2014. As a result, our allowance as a percent of nonperforming loans increased to 196.86% at June 30, 2015 compared to 192.06% at June 30, 2014.

Provision for Covered Loan Losses. For the nine months ended June 30, 2015, there was no net provision for covered loans compared to a negative provision of $886,000 for the nine months ended June 30, 2014. The negative provision recorded in the prior year period was primarily due to the release of allowance reserves from nonaccretable allowance due to improved credit quality and workout experience related to our first non-single family loss sharing contract.

Noninterest Income. Noninterest income increased $264,000 or 2.5%, to $10.8 million for the nine months ended June 30, 2015, from $10.6 million for the nine months ended June 30, 2014, despite a true-up receipt of $1.1 million from the completion and renegotiation of a processing contract in the prior year period. Service charges and bankcard fees increased a total of $855,000, or 12.5%, for the nine months ended June 30, 2015, compared to the same period in fiscal 2014. Additionally, gain on the sale of loans and servicing released fees increased $416,000 as a result of increased volume of loans sold to FNMA during the nine months ended June 30, 2015.

Noninterest Expense. Total noninterest expense remained relatively unchanged at $26.8 million for the nine months ended June 30, 2015 compared to the same period in the prior fiscal year. Decreases of $332,000 and $320,000 in legal and professional fees and the net cost of real estate owned, respectively, were almost offset by increases in salaries and employee benefits and other noninterest expense.

Income Taxes. Income taxes increased to $2.5 million for the nine months ended June 30, 2015 from $2.3 million for the nine months ended June 30, 2014. The increase was due in part to an increase in our income before income taxes along with the expiration of an unused deferred tax asset in the current fiscal year. Our effective tax rate was 33.7% in the nine months ended June 30, 2015 and 31.5% in the nine months ended June 30, 2014.

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

As of June 30, 2015, our nonperforming non-covered assets totaled $5.2 million and consisted of $4.3 million of nonaccrual loans and other real estate owned of $938,705. The table below sets forth the amounts and categories of our non-covered nonperforming assets at the dates indicated.

	At June 30, 2015	At September 30, 2014
	(dollars in thousands)
Nonaccrual loans: (1)
1-4 family residential real estate	$1,504	$982
Commercial real estate	2,721	2,370
Commercial	79	156
Real estate construction	—	—
Consumer and other loans	6	—
Total nonaccrual loans	4,310	3,508
Loans delinquent 90 days or greater and still accruing: (2)
1-4 family residential real estate	—	517
Commercial real estate	—	215
Commercial	—	—
Real estate construction	—	—
Consumer and other loans	—	4
Total loans delinquent 90 days or greater and still accruing	—	736
Total nonperforming loans	$4,310	$4,244
Other real estate owned: (3)
1-4 family residential real estate	$424	$586
Commercial real estate	515	862
Commercial	—	310
Real estate construction	—	—
Consumer and other loans	—	—
Total real estate owned	939	1,758
Total nonperforming assets	$5,249	$6,002
Ratios:
Nonperforming loans as a percentage of total non-covered loans	0.68%	0.77%
Nonperforming assets as a percentage of total non-covered assets	0.55%	0.65%
__________________________________

(1)	Included in nonaccrual loans is $1.8 million and $1.7 million of non-accruing troubled debt restructured loans at June 30, 2015 and September 30, 2014, respectively.

(2)
Acquired FAS ASC 310-30 loans that are no longer covered under non-single family loss sharing agreements with the FDIC in the amount of $520,000 and $1.0 million are not included in this table as of June 30, 2015 and September 30, 2014, respectively. Due to the recognition of accretion income related to these loans, FAS ASC 310-30 loans that are greater than 90 days delinquent or designated nonaccrual status are regarded as accruing loans.

(3)
Includes other real estate owned in the amount of $166,000 and $363,000 at June 30, 2015 and September 30, 2014, respectively, that is no longer covered under non-single family loss sharing agreements with the FDIC.

Nonperforming assets not covered by loss share declined $753,000, or 12.5%, to $5.2 million at June 30, 2015 from $6.0 million at September 30, 2014. The decrease in nonperforming assets was primarily due to a decrease of $819,000 in non-covered OREO. OREO declined primarily due to the disposition of $2.2 million of real estate owned by the Bank, partially offset by $958,000 of real estate acquired through foreclosure during the nine months ended June 30, 2015. We have 29 non-covered loans that remain nonperforming at June 30, 2015, and the largest nonperforming non-covered loan had a balance of $1.5 million at June 30, 2015 and was secured by commercial real estate.

Covered nonperforming assets, consisting of covered OREO and covered loans greater than 90 days delinquent, decreased to $3.6 million at June 30, 2015 from $10.9 million at September 30, 2014. The purchased loans and commitments (“covered loans”) and OREO (“covered OREO”) acquired in the MCB, NCB and FNB acquisitions, less the MCB and NCB non-single family loans and OREO, are covered by loss sharing agreements between the FDIC and the Bank. Under these agreements, with respect to the NCB acquisition, the FDIC assumes 80% of losses and shares 80% of loss recoveries on the first $82.0 million of losses, and assumes 95% of losses and shares 95% of loss recoveries on losses exceeding that amount; with respect to the MCB acquisition, the FDIC assumes 80% of losses and shares 80% of loss recoveries on the first $106.0 million of losses, and assumes 95% of losses and shares 95% of loss recoveries on losses exceeding that amount. We have exceeded the threshold level that results in 95% loss sharing with respect to the NCB and MCB acquisitions; with respect to the FNB acquisition, the FDIC assumes 80% of all losses and shares 80% of all loss recoveries.

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

The Company did not make a provision in the quarter ended June 30, 2015 due to the long term trend of declining net charge-offs and overall improvement in the credit quality of the loan portfolio. The following table sets forth activity in our allowance for loan losses for the period indicated. Loans covered by the loss sharing agreements with the FDIC are excluded from the table.

	Nine Months Ended June 30, 2015
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Balance at beginning of period	$812,130	$5,969,819	$400,883	$492,903	$13,990	$783,648	$8,473,373
Charge-offs	(131,444)	(58,213)	(1,338)	—	(10,622)	—	(201,617)
Recoveries	4,569	97,137	73,325	—	38,199	—	213,230
Provision	(12,501)	93,478	(55,544)	(67,891)	(33,191)	75,649	—
Balance at end of period	$672,754	$6,102,221	$417,326	$425,012	$8,376	$859,297	$8,484,986
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—		$—
Loans:
Ending balance: individually evaluated for impairment	$1,643,734	$8,686,630	$78,533	$—	$—		$10,408,897
Ending balance: collectively evaluated for impairment	173,180,340	348,263,215	29,999,557	70,188,946	4,853,911		626,485,969
Ending balance	$174,824,074	$356,949,845	$30,078,090	$70,188,946	$4,853,911		$636,894,866

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

Potential problem loans are non-covered loans that management has serious doubts as to the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention, substandard, or loss. Potential problem loans at June 30, 2015 aggregated $28.6 million with $1.4 million classified special mention and $27.3 million classified substandard compared to potential problem loans at September 30, 2014 which aggregated $29.7 million with $3.4 million classified special mention and $26.3 million classified substandard.

Our largest substandard loan relationship at June 30, 2015 had a balance of $5.1 million. As of June 30, 2015, all loans in the relationship were current and interest due has been paid. The loan relationship is collateralized by multiple properties located in Alabama. We believe we are adequately collateralized, even at lower current real estate values.

The allowance for loan losses represented 196.86% and 192.06% of nonperforming loans at June 30, 2015 and June 30, 2014, respectively. This increase was due to lower nonperforming loans in the current period. The allowance for loan losses as a percentage of non-covered loans was 1.33% and 1.65% at June 30, 2015 and June 30, 2014, respectively. The decrease was due to a relatively stable allowance for loan losses with no provision and minimal charge-off and recovery activity accompanied by continued steady loan growth. Management continues to retain an unallocated allowance to maintain the overall allowance at a level reflective of continued economic uncertainties. Management reviews the adequacy of the allowance for loan losses on a continuous basis. Management considered the allowance for loan losses on non-covered loans adequate at June 30, 2015 to absorb probable losses inherent in the loan portfolio. However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

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

The total nonaccretable discount and allowance for acquired loans as a percentage of the ending contractual balance of acquired loans was 4.3% at June 30, 2015, compared to 8.8% at September 30, 2014. This decrease during the nine month period ended June 30, 2015 was related to charge-off activity on acquired loans with such losses subject to applicable loss sharing agreements with the FDIC and the transfer of $2.4 million from nonaccretable discount to accretable discount related to the MCB and FNB loss share agreements. It is expected that the ratio of nonaccretable discounts and allowance for covered loan losses to contractual covered principal outstanding will continue to trend downward as the more significant problem loans are charged-off and submitted for loss sharing reimbursement from the FDIC as well as the reduction of current loss estimates in which the outcome would be increased accretion income and related amortization of the FDIC receivable. Management considered the nonaccretable discounts and allowance for covered loan losses adequate at June 30, 2015 to absorb probable losses inherent in the covered loan portfolio.

Liquidity Management. Liquidity is defined as the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the FHLB, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At June 30, 2015 and September 30, 2014, we had access to immediately available funds of approximately $263.4 million and $334.1 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At June 30, 2015, cash and cash equivalents totaled $40.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $189.8 million. At June 30, 2015, we had $50.0 million in advances outstanding from the FHLB. Based on available collateral other than cash, additional advances would be limited to $161.6 million at June 30, 2015.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2015, we had $48.9 million of new loan commitments outstanding, and $84.3 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $38.2 million of unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2015 totaled $132.2 million, or 18.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended June 30, 2015, we originated $316.6 million of loans and purchased $39.6 million of securities and other investments.

Financing activities consist primarily of additions to deposit accounts and FHLB advances. We experienced a net increase in total deposits of $17.0 million for the nine months ended June 30, 2015, primarily due to a to the issuance of $30.8 million of brokered CDs along with a $14.8 million increase in transaction accounts, partially offset by a $33.2 million runoff in retail CDs. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds. FHLB advances have been used primarily to fund loan demand and to purchase securities.

Capital Management and Resources. The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Our regulatory capital ratios currently reflect the incorporation of Basel III and these changes had a minor impact on our capital ratios. The Bank upstreamed $17.5 million to the holding company during the second quarter of fiscal 2015 which is also reflected in these ratios at June 30, 2015. At June 30, 2015, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2015
Total risk-based capital (to risk-weighted assets)	$176,270	22.88%	$61,629	8.00%	$77,036	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	166,837	21.66	30,814	6.00	46,222	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets) (1)	166,837	21.66	34,666	4.50	50,074	6.50
Tier 1 leverage (to average assets)	166,837	16.70	39,952	4.00	49,941	5.00
September 30, 2014
Total risk-based capital (to risk-weighted assets)	$186,154	27.90%	$53,368	8.00%	$66,710	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	177,801	26.65	26,684	4.00	40,026	6.00
Tier 1 leverage (to average assets)	177,801	17.67	40,255	4.00	50,318	5.00
__________________________________

(1)	Common equity tier 1 risk-based capital ratio requirements were established under Basel III guidelines. Therefore, this ratio is not applicable to periods prior to January 1, 2015.
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

For the nine months ended June 30, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

•	emphasizing loans with adjustable interest rates;

•	maintaining fixed rate borrowings from the FHLB of Atlanta; and

•	increasing retail transaction deposit accounts, which typically have long durations.

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

The table below sets forth, as of June 30, 2015, our calculation of the estimated changes in the Bank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present Value of Assets (3)(4)
(dollars in thousands)
300	$208,412	$1,286	0.6%	20.8%	0.2%
200	$208,487	$1,361	0.7%	20.8%	0.2%
100	$208,122	$997	0.5%	20.7%	0.1%
—	$207,126	$—	—%	20.6%	—%
(100)	$199,612	$(7,514)	(3.6)%	19.9%	(0.7)%
__________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the difference between the present value of an institution’s assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2015, in the event of a 200 basis point increase in interest rates, we would experience a 0.7% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 3.6% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of June 30, 2015, we were in compliance with our Board approved policy limits.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At June 30, 2015, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table presents a summary of the Company's share repurchases during the quarter ended June 30, 2015:

Shares repurchased during the period:	Total number of share repurchases	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
April 1 - April 30, 2015	80,331	$12.09	6,530,864	965,713
May 1 - May 31, 2015	96,167	$12.08	6,627,031	869,546
June 1 - June 30, 2015	83,338	$12.20	6,710,369	786,208
Total	259,836	$12.13	6,710,369	786,208
__________________________________
(1) In September 2014, the Company's Board of Directors approved a stock repurchase program, the fourth approved and announced program since December 2013, allowing the repurchase of up to 1.8 million shares, or approximately 10% of the Company's outstanding shares. In March, 2015, the Board of Directors approved the repurchase of an additional 820,000 shares under the current program. During fiscal 2014 and 2015, shares were repurchased at a total cost of approximately $74.1 million.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2015 and September 30, 2014, (ii) the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2015 and 2014, (iii) the Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2015 and the year ended September 30, 2014 (iv) the Unaudited Condensed Consolidated Comprehensive Income for the three and nine months ended June 30, 2015 and 2014, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2015 and 2014, and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

CHARTER FINANCIAL CORPORATION

Date:	August 7, 2015	By:	/s/ Robert L. Johnson
Robert L. Johnson
Chairman, President and Chief Executive Officer

Date:	August 7, 2015	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer