Form 10-K
period 2015-09-30
CHARTER FINANCIAL CORP
filed 2015-12-11
CIK 1478726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
Commission File Number: 001-35870
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2015 was approximately $173,216,634.
The number of shares outstanding of the registrant’s common stock as of December 4, 2015 was 15,909,815.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CHARTER FINANCIAL CORPORATION

1

Cautionary Note About Forward-Looking Statements
We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, as well as statements about the objectives and effectiveness of our risk management and liquidity policies, statements about trends in or growth opportunities for our businesses, statements about our future status, and activities or reporting under U.S. banking and financial regulation. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” “potential, ” “seek,” and similar expressions. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
General Overview
Charter Financial Corporation (the “Company”) is a savings and loan holding company that was incorporated under the laws of the State of Maryland in April 2013 to serve as the holding company for CharterBank (the “Bank”). The Bank is a federally-chartered savings bank that was originally founded in 1954 as a federally-chartered mutual savings and loan association. As of September 30, 2015, our total assets were approximately $1.0 billion, total loans receivable were approximately $714.8 million and our deposits were approximately $738.9 million. We have total stockholders’ equity of $204.9 million.
In recent years, through public offerings, strategic de novo branching and acquisitions, the Bank has expanded further into the markets of West Georgia and East Alabama, as well as into the Florida Gulf Coast. This growth, primarily along the I-85 corridor and adjacent areas anchored by Auburn, Alabama and Atlanta and Columbus, Georgia, was the result of the following:

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
Market Area
We conduct operations primarily in three metropolitan areas, with eight branches in the Atlanta-Athens/Clarke County-Sandy Springs, GA Combined Statistical Area (“CSA”), four branches in the Columbus-Auburn-Opelika, GA-AL CSA, and three branches in the Pensacola-Ferry Pass-Brent, FL Metropolitan Statistical Area (“MSA”). FDIC-assisted acquisitions have complemented the corporate expansion we have achieved in recent years both through de novo branching and acquisitions. Additionally, on December 3, 2015, the company announced the signing of a definitive agreement to acquire CBS Financial Corporation (“CBS”), which operates Community Bank of the South, with 4 branches in Cobb County, Georgia. Pending acceptance of the agreement by the shareholders of CBS, regulatory approval and the meeting of all conditions of the agreement, the acquisition would bring our total to 12 branches in the Atlanta CSA. Management believes that acquisitions are a key component to building our retail franchise, as, contingent on the CBS transaction closing, we will have 19 branches on the I-85 corridor and adjacent areas between Atlanta, Georgia and Auburn, Alabama, and in the Florida Panhandle.
In the Atlanta-Athens/Clarke County-Sandy Springs, GA CSA, we have locations in Carroll, Coweta, Gwinnett, Harris and Troup Counties, with the pending acquisition adding Cobb County. As of September 30, 2015, the unemployment rate in the CSA was at 5.5%, above the national but below the statewide levels. According to the 2010 U.S. Census, population in the CSA grew 23.6% between 2000 and 2010. As of 2013, median household income in the CSA was approximately $55,000, above both the national and state levels.
In the Columbus-Auburn-Opelika, GA-AL CSA, we conduct business in Lee and Chambers Counties in Alabama. As of September 30, 2015, the unemployment rate in the CSA was at 6%, above both the statewide and national levels. According to the 2010 Census, population in the CSA grew 8.3% between 2000 and 2010. Median household income in the CSA was approximately $42,000, below both the statewide and national levels.
In the Pensacola-Ferry Pass-Brent, FL MSA, we conduct business in Escambia and Santa Rosa Counties. As of September 30, 2015, the unemployment rate in the MSA was at 5.0%, below the statewide but above national levels. According to the 2010 Census, population in the MSA grew 8.9% between 2000 and 2010. Median household income in the MSA was approximately$49,000, below the national but above the state level.
Our pending acquisition of Community Bank of the South will add to our Atlanta market presence, which in management’s view is a key area for potential growth of the Company. The Atlanta market area comprises the eighth-largest economy in the country and 17th-largest in the world. Key components of the market area’s economy include corporate operations, as the area has the third-largest concentration of Fortune 500 companies in the United States. Other key factors in the area’s economy include media and film entertainment, logistics and transportation, and information technology. The market area was disproportionately impacted by the 2008 financial crisis in unemployment rate, declining real income levels and a depressed housing market. The outlook for the Atlanta market is for above average growth due to the rebound from the recession.
In the Columbus-Auburn-Opelika CSA, the economy is heavily dependent on military bases, higher education, retail, industry and textiles. This market area is forecasted for modest growth over the next five years.
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
FDIC-Assisted Acquisitions
On June 26, 2009, CharterBank entered into a purchase and assumption agreement with the FDIC to acquire $202.8 million of assets and assume $195.3 million of liabilities of NCB, a full-service commercial bank headquartered in Newnan, Georgia. Subsequently, on March 26, 2010, CharterBank entered into an acquisition agreement with the FDIC to acquire $322.6 million of assets and assume $306.2 million of liabilities of MCB, a full-service commercial bank headquartered in Carrollton, Georgia. The retention of NCB's four full-service branches (one of which was closed in 2014) and one of MCB's full-service branches expanded our market presence in west-central Georgia within the I-85 corridor region. Both the NCB and MCB acquisition agreements with the FDIC included loss-sharing agreements pursuant to which the FDIC assumed between 80% and 95% of losses and shared between 80% and 95% of loss recoveries on acquired loans and other real estate owned (“OREO”).
On September 9, 2011, CharterBank entered into an acquisition agreement with the FDIC to acquire $251.8 million of assets and assume $247.5 million of liabilities of FNB, a full-service commercial bank headquartered in Milton, Florida. The retention of three of FNB’s full-service branches expanded our market presence to the Florida Panhandle. The purchase and assumption agreement with the FDIC included loss-sharing agreements pursuant to which the FDIC assumed 80% of losses and shared 80% of loss recoveries on acquired loans and other real estate owned.
The three FDIC-assisted acquisitions between 2009 and 2011 extended our retail branch footprint as part of our efforts to increase our retail deposits and reduce our reliance on brokered deposits and borrowings as a significant source of funds. We refer to each of the three financial institutions we acquired in conjunction with FDIC loss share agreements collectively as the “Acquired Banks” and we refer to the indemnification assets and other receivables associated with the FDIC loss share agreements related to the Acquired Banks as the “FDIC receivable.” Additionally, we refer to loans subject to loss share agreements with the FDIC in periods prior to the termination of all agreements with the FDIC in the fourth quarter of fiscal 2015, as “covered loans” and loans that were not subject to loss share agreements with the FDIC as “non-covered loans.” For more information regarding CharterBank’s FDIC-assisted acquisitions and subsequent loss share resolution, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — FDIC Loss-Share Resolution”.
Lending Activities
We offer a broad range of loan products with a variety of rates and terms. Our lending operations consist of the following major segments: commercial real estate lending; single-family residential mortgage lending for retention in our portfolio; construction lending; and residential mortgage lending for resale in the secondary mortgage market. To a lesser extent, we also originate consumer loans, and commercial business loans. Our lending activities are consistent with our community bank orientation.
We have pursued loan diversification with the objective of lowering credit concentration risk, enhancing yields and earnings, and improving the interest rate sensitivity of our assets. Historically, we have focused our lending activities on residential and commercial mortgage loans as well as consumer loans, primarily to local customers.
Commercial Real Estate Loans. Commercial real estate lending is an integral part of our operating strategy and we intend to continue to take advantage of opportunities to originate commercial real estate loans. Commercial real estate loans typically have higher yields, shorter durations and larger loan balances compared to residential mortgage loans. Commercial real estate lending also has provided us with another means of broadening our range of customer relationships. As of September 30, 2015, commercial real estate loan balances totaled $416.6 million, or 57.4% of our total loan portfolio.
Commercial real estate loans are generally made to borrowers in the southern United States and are secured by properties in these states. Commercial real estate loans are generally made for up to 80% of the value of the underlying real estate. Our commercial real estate loans are typically secured by offices, hotels, strip shopping centers, warehouses/distribution facilities, land, multi-family properties, or convenience stores located principally in Georgia, Alabama and Florida.
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
Residential Mortgage Loans. We originate first and second mortgage loans secured by one- to four-family residential properties within Georgia, Florida and Alabama. We currently originate mortgages in all of our markets, but utilize centralized processing at our corporate office. As of September 30, 2015, residential mortgage loans totaled $188.0 million, or 25.9% of total loans.
We originate both fixed-rate and adjustable-rate one- to four-family residential mortgage loans. Fixed-rate, 30 year, conforming loans are generally originated for resale into the secondary market on a servicing-released basis. Previously, we originated 15 year fixed-rate loans and retained them in our portfolio. It is our intent to originate these 15 year fixed-rate loans for resale into the secondary market. We generally retain in our portfolio loans that are non-conforming due to property exceptions and loans that have adjustable rates. We are now selling loans to Fannie Mae and retaining the servicing associated with these loans. As of September 30, 2015, approximately 41.3% of our one- to four-family loan portfolio consisted of fixed-rate mortgage loans and 58.7% consisted of either adjustable-rate mortgage loans (“ARMs”) or hybrid loans with fixed interest rates for the first one, three, five or seven years of the loan, and adjustable rates thereafter. After the initial term, the interest rate on ARMs generally adjusts on an annual basis at a fixed spread over the monthly average yield on United States Treasury securities, the prime interest rate as listed in The Wall Street Journal, or LIBOR. The interest rate adjustments are generally subject to a maximum increase of 2% per adjustment period and 6% over the life of the loan.
While we offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years, to limit interest rate risk, as well as to provide liquidity, CharterBank sells a majority of its 15, 20 and 30 year fixed-rate mortgage originations into the secondary market. Moreover, to reduce the potential volatility of our net interest income, we funded our fixed-rate mortgage loan portfolio with a combination of long-term fixed rate liabilities and non-maturity core deposits with similar assumptive duration profiles.
CharterBank originates one- to four-family residential loans with loan-to-values of up to 80%. We will also originate loans with loan-to-values in excess of 80% with private mortgage insurance. A substantial portion of our one- to four-family residential mortgage loans are secured by properties in Georgia, Alabama and Florida.
We offer home equity lines of credit as a complement to our one- to four-family residential mortgage lending. We believe that offering home equity credit lines helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. Home equity credit lines have adjustable rates and are secured by a first or second mortgage on owner-occupied one- to four-family residences located primarily in Georgia, Alabama and Florida. Home equity credit lines enable customers to borrow at rates tied to the prime rate as reported in The Wall Street Journal. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 75% of the value of the underlying property unless the loan is covered by private mortgage insurance. At September 30, 2015, we had $17.4 million of home equity lines of credit and second mortgage loans. We had $12.4 million of unfunded home equity line of credit commitments at September 30, 2015.
The amount of subprime loans held by CharterBank is not material. We consider “subprime” loans to be loans originated to borrowers having credit scores below 660 at the time of origination. As of September 30, 2015, the Company had total one- to four-family residential subprime loans of $13.6 million. We do not, and have not, originated “low documentation” or “no documentation” loans, “option ARM” loans, or other loans with special or unusual payment arrangements.
We modify residential mortgage loans when it is mutually beneficial to us and the borrower, and on terms that are appropriate to the circumstances. We have no legacy loans in government modification programs.
Construction Loans. Consistent with our community bank strategy, construction lending has been an integral part of our overall lending strategy. Construction loans represent an important segment of the loan portfolio, totaling $77.2 million, or 10.6% of loans at September 30, 2015.
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
Commercial Loans and Consumer Loans. To a much lesser extent, we also originate non-mortgage loans, including commercial business and consumer loans. At September 30, 2015, commercial loans totaled $37.4 million, or 5.2% of total loans, and consumer and other loans totaled $6.4 million, or 0.9% of loans.
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
Our consumer loans are loans on deposits, automobile loans and various other installment loans. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. Our consumer lending generally follows accepted industry standards for non-subprime lending, including certain minimum credit scores and debt to income ratios.
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
We require borrowers to obtain hazard insurance and we may require borrowers to obtain flood insurance prior to closing. For properties with a private sewage disposal system, we also require evidence of compliance with applicable laws on residential mortgage loans. Further, we generally require borrowers on one- to four-family residential mortgage loans to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which we make disbursements for items such as real estate taxes, hazard insurance, flood insurance, and private mortgage insurance premiums, if required.
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
Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold almost all fixed-rate, 15- and 30-year conforming one- to four-family residential mortgage loans in the secondary market generally on a servicing-released basis while retaining commercial real estate loans and non-conforming one- to four-family residential mortgage loans for retention in our portfolio. We sold $64.7 million of loans in fiscal 2015.
Occasionally, we have purchased loan participations in commercial loans in which we are not the lead lender that are secured by real estate or other assets. With regard to all loan participations, we follow our customary loan underwriting and approval policies, and although we may be only approving a portion of the loan, we underwrite the loan request as if we had originated the loan to ensure cash flow and collateral are sufficient. At September 30, 2015, our loan participations, both purchased and sold, totaled $43.1 million, or 5.9%, of our loan portfolio. All of our loan participations were performing in accordance with their terms at September 30, 2015. During fiscal 2015 we purchased one loan participation with a loan balance of $16.4 million that is reflected in our loan balance at September 30, 2015.

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
Sources of Funds
Deposits are the major source of balance sheet funding for lending and other investment purposes. Additional significant sources of funds include liquidity, repayment of loans, loan sales, maturing investments, and borrowings. We believe that our standing as a sound and secure financial institution and our emphasis on the convenience of our customers will continue to contribute to our ability to attract and retain deposits. We offer extended hours at the majority of our branches and alternative banking delivery systems that allow customers to pay bills, transfer funds and monitor account balances at any time. We also offer competitive rates as well as a competitive selection of deposit products, including checking, money market, regular savings and term certificate accounts. In addition, we offer a bank rewarded product that offers a higher rate on deposit balances up to $15,000 if certain conditions are met. These conditions include receiving electronic statements, having at least one monthly ACH transaction per month and having 20 or more debit card transactions per month. For accounts that do not meet these conditions in any given month, the rate paid on the balances is reduced.
We also rely on advertising and long-standing relationships to maintain and develop depositor relationships, while competitive rates are also paid to attract and retain deposits. Furthermore, the NCB, MCB, and FNB acquisitions continue to enhance customer convenience by broadening the markets currently served by CharterBank.
We continually evaluate opportunities to enhance deposit growth. Potential avenues of growth include de novo branching and branch or institution acquisitions. Additionally, to the extent additional funds are needed, we may employ available collateral to increase borrowings, which are expected to consist primarily of Federal Home Loan Bank advances. Based on asset limitations we have $239.2 million available at the Federal Home Loan Bank of Atlanta at September 30, 2015. Based on available collateral pledged we are limited to $82.4 million at September 30, 2015 with additional lendable collateral in the amount of $97.9 million that was available to be pledged. We have a source of emergency liquidity with the Federal Reserve, and at September 30, 2015 we had collateral pledged that provided access to approximately $67.7 million of discount window borrowings.

Employees
As of September 30, 2015, we had 267 full-time employees and 11 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.
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
SUPERVISION AND REGULATION
General
The Company and the Bank are subject to comprehensive supervision and regulation that affect virtually all aspects of our operations. This supervision and regulation is designed primarily to protect depositors and the Deposit Insurance Fund (“DIF”), administered by the Federal Deposit Insurance Corporation (FDIC), and the banking system as a whole, and generally is not intended for the protection of stockholders. The following summarizes certain of the more important statutory and regulatory provisions applicable to us.
The Company is a savings and loan holding company that is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve Board” or “FRB”). The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
The Bank is a federal savings bank or federal savings association, examined and supervised by the Office of the Comptroller of the Currency (“OCC”) and subject to examination by the FDIC. Under this system of federal regulation, the Bank is periodically examined to ensure that it satisfies applicable standards with respect to capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the OCC critiques the Bank’s operations and assigns its rating (known as an institution’s CAMELS rating). The OCC prepares reports for the consideration of the Bank's board of directors on operating deficiencies should any arise. Under federal law, an institution may not disclose its CAMELS rating to the public. The Bank must also comply with consumer protection regulations issued by the Consumer Financial Protection Bureau. The Bank also is regulated to a lesser extent by the FRB, governing reserves to be maintained against deposits and other matters. The Bank’s relationship with its depositors and borrowers is also regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents and certain consumer protection matters.
Certain of the regulatory requirements that are applicable to the Bank and the Company are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to the actual statutes and regulations. Any change in these laws or regulations, whether by the OCC, FRB, the FDIC the CFPB, or Congress, could have a material adverse impact on Charter Financial, the Bank and their operations.
Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required the Bank to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the FRB to supervise and regulate all savings and loan holding companies, such as Charter Financial.
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
The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with substantial power to enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Bank will continue to be examined by their applicable federal bank regulators. The legislation also weakened the federal preemption available for national banks and federal savings banks, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.
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
Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation required various federal agencies to promulgate numerous and extensive implementing regulations. Although the complete impact of these regulations cannot be completely determined at this time, the legislation and implementing regulations have and may continue to increase our operating and compliance costs.
Basel III Capital Rules
In July 2013, our primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the OCC, published final rules (“Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to savings and loan holding companies and depository institutions, including the Company and the Bank. The Basel III Capital Rules define the components of regulatory capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Capital Rules also revised risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios with a more risk-sensitive approach. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods as discussed below).
The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (CET1), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulations. Under the Basel III Capital Rules, for most banking organizations the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan losses, in each case, subject to the Basel III Capital Rules’ specific requirements.
Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 are as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.
The Basel III Capital Rules also introduce a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus the 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, effectively resulting in a minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of Total capital (Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of 10.5% and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk).
Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items (except gains and losses on cash flow hedges where the hedged item is not recognized on a banking organization’s balance sheet at fair value) are not excluded; however, certain banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The Company and the Bank have made this election.
The Basel III Capital Rules also preclude counting certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank or savings and loan holding companies. However for bank or savings and loan holding companies that had assets of less than $15 billion as of December 31, 2009 which includes the Company, trust preferred securities issued prior to May 19, 2010 can be treated as Additional Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after applying all capital deductions and adjustments.
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter until fully phased-in at January 1, 2018). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a three-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
The Basel III Capital Rules prescribe a standardized approach for risk weightings. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 day past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.
At September 30, 2015, the Bank’s capital exceeded all applicable requirements.
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
Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2015, the Bank was in compliance with the loans-to-one borrower limitations.
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
The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. A savings association that fails the qualified thrift lender test must operate under specified restrictions, including with regard to the payment of dividends. Under the Dodd-Frank Act, non-compliance with the QTL test may subject the Bank to agency enforcement action for a violation of law. At September 30, 2015, the Bank satisfied the QTL test.
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
In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if the institution would be undercapitalized after the distribution. A federal savings bank also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, the Bank’s ability to pay dividends will be limited if the Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Charter Financial to pay dividends to its stockholders. See “-Basel III Capital Rules.”
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

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders:

•
subject to certain exceptions for loan programs made available to all employees, be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and

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
Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

•
Well Capitalized - having (1) a total risk-based capital ratio of 10 percent or greater, (2) a Tier 1 risk-based capital ratio of 8 percent or greater, (3) a CET1 risk-based capital ratio of 6.5 percent or greater, (4) a leverage capital ratio of 5 percent or greater and (5) not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•
Adequately Capitalized - having (1) a total risk-based capital ratio of 8 percent or more, (2) a Tier 1 capital ratio of 6 percent or more, (3) a CET1 capital ratio of 4.5 percent or more, and (4) a leverage ratio of 4 percent or more.

•
Undercapitalized - having (1) a total capital ratio of less than 8 percent, (2) a Tier 1 capital ratio of less than 6 percent, (3) a CET1 capital ratio of less than 4.5 percent, or (4) a leverage ratio of less than 4 percent.

•
Significantly Undercapitalized - having (1) a total risk-based capital ratio of less than 6 percent (2) a Tier 1 capital ratio of less than 4 percent, (3) a CET1 ratio of less than 3 percent or (4) a leverage capital ratio of less than 3 percent.

•	Critically Undercapitalized - having a ratio of tangible equity to total assets that is equal to or less than 2 percent.
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
At September 30, 2015, the Bank met the criteria for being considered “well-capitalized.”
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
All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2015, the annualized Financing Corporation assessment was equal to 0.60 basis points of total assets less tangible capital. Assessments related to the FICO bond obligations were not subject to the December 30, 2009 prepayment.
For the fiscal year ended September 30, 2015, the Bank paid $48,755 related to the FICO bonds and was assessed $484,090 pertaining to deposit insurance assessments.
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
As of September 30, 2015, outstanding borrowings from the FHLB of Atlanta were $62.0 million and the Bank was in compliance with the stock investment requirement.
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
Permissible Activities. Under present law, the business activities of Charter Financial are not limited so long as the Bank continues to meet the QTL test. However, the Company's activities are otherwise generally limited to those activities permissible for financial holding companies, bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. The Dodd-Frank Act specifies that a savings and loan holding company may only engage in financial holding company activities if it meets the qualitative criteria necessary for a bank holding company to engage in such activities, makes an election to be treated as a financial holding company and conducts the activities in accordance with the requirements that would apply to a financial holding company’s conduct of such activity. As of September 30, 2015, Charter Financial Corporation has not elected to be a financial holding company.
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
Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. See “-Basel III Capital Rules.”
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
At September 30, 2015, the total federal pre-base year bad debt reserve of CharterBank was approximately $2.1 million.
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
Audit of Tax Returns. An audit by the Internal Revenue Service of First Charter, MHC, Charter Federal and CharterBank’s federal income taxes for 2009 to 2011 was completed in fiscal 2013. Tax years 2012, 2013 and 2014 are subject to examination by the Internal Revenue Service. Tax years 2012 through 2014 are subject to examination by state taxing authorities in Georgia, Alabama and Florida.
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
Operational Risks
We face significant cyber and data security risk that could result in the dissemination of confidential and sensitive information, adversely affecting our business or reputation and exposing us to material liabilities.
Our business model enables our customers to utilize the Internet and other remote channels to transact business. As a financial institution, we are under continuous threat of loss due to the swiftness and sophistication of hacking and cyber-attacks. This risk, although considerable at the present, will only increase in the future. Two of the most significant cyber-attack risks that we face are electronic fraud and loss of sensitive customer data. Loss from electronic fraud occurs when cybercriminals breach and extract funds directly from customer accounts or our own accounts. The attempts to breach sensitive customer data, such as account numbers, social security numbers, or other personal information are less frequent but would present significant legal and/or regulatory costs to us if successful, as well as potentially damage our reputation among the markets we serve. Our risk and exposure to these matters will remain relevant because of the evolving nature and complexity of the threats posed by cybercriminals and hackers along with our plans to continue to provide Internet banking and mobile banking avenues for transacting business. While we have not experienced material losses relating to cyber-attacks or other information security breaches to date, we have been the subject of attempted hacking and cyber-attacks and there can be no assurance that we will not suffer such losses in the future.
The occurrence of any cyber-attack or information security breach could result in material adverse consequences including damage to our reputation and the loss of current or potential customers. We also could face litigation or additional regulatory scrutiny due to such an occurrence. Litigation or regulatory actions in turn could lead to material liability, including, but not limited to, fines and penalties or reimbursement to customers adversely affected by a data breach. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, successful attacks or systems failures at other financial institutions could lead to a general loss of customer confidence in our company.
We continually review our network and systems security and make the necessary investments to improve the resiliency of our systems and their security from attack. Nonetheless, there remains the risk that we may be materially harmed by a cyber-attack or information security breach. Methods used to attack information systems continue to evolve in sophistication, swiftness, and frequency and can occur from a variety of sources, such as foreign governments, hacktivists, or other well-financed entities, and may originate from remote and less regulated areas of the world. If such an attack or breach were to occur, we might not be able to address and find a solution in a timely and adequate manner. We will, however, promptly take reasonable and customary measures to address the situation.

If we are unable to replace the revenue we expect to derive from the interest income and continued realization of accretable discounts on our acquired loans with new loans and other interest earning assets, our financial condition and earnings may be adversely affected.
As a result of the three FDIC-assisted acquisitions between 2009 and 2011 and the asset discount bids associated with each acquisition, a significant portion of our income in recent years has been derived from the interest income and continued realization of accretable discounts on the loans that we purchased in our FDIC-assisted acquisitions and from the FDIC receivable. For the years ended September 30, 2015, 2014, and 2013, we recognized $6.7 million, $8.2 million, and $16.6 million, respectively, of net interest and accretion income including amortization of loss share receivable on acquired loans, with $3.6 million, $3.1 million, and $8.9 million, respectively, due to loan accretion and amortization. We currently project $3.5 million remaining of discount accretion to be recognized in income over the next two years. During such period, if we are unable to replace our acquired loans and the related accretion with new performing loans at a similar yield and other interest earning assets due to such reasons as a decline in loan demand or competition from other financial institutions in our markets, our financial condition and earnings, including our interest rate spread, may be adversely affected.
Our commercial real estate, real estate construction, and commercial business loans increase our exposure to credit risks.
Over the last several years, we have increased our non-residential lending in order to improve the yield and reduce the average duration of our assets. At September 30, 2015, our portfolio of commercial real estate, real estate construction, and commercial business loans totaled $531.2 million, or 73.2% of total loans, compared to $277.2 million, or 63.3% of total loans at September 30, 2008. At September 30, 2015, the amount of nonperforming commercial real estate, real estate construction, and commercial business loans was $2.6 million, or 63.9% of total nonperforming loans. At September 30, 2015, our largest non-residential real estate borrowing relationship had a loan balance of $14.6 million and a potential liability of $24.3 million, and consisted of a borrower whose collateral was multiple one- to four-family residential real estate construction loans. These loans may expose us to a greater risk of non-payment and loss than residential real estate loans because, in the case of commercial loans, repayment often depends on the successful operation and earnings of the borrower's businesses and, in the case of consumer loans, the applicable collateral is subject to rapid depreciation. Additionally, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest due on the loan, which could cause us to increase our provision for loan losses and adversely affect our financial condition and operating results.
If our problem assets increase, our earnings will decrease.
At September 30, 2015, our nonperforming assets (which consist of nonaccrual loans, loans 90 days or more delinquent, and foreclosed real estate assets) consisted of $4.1 million of loans and $3.4 million of OREO. Excluded from the nonperforming loans at September 30, 2015, is an additional $4.8 million of acquired loans that are regarded as accruing loans due to the ongoing recognition of accretion income established at the time of acquisition. In addition, our classified assets (consisting of substandard loans and securities, doubtful loans and loss assets) totaled $40.6 million at September 30, 2015. Our problem assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level. From time to time, we also write down the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our OREO. Further, the resolution of problem assets requires the active involvement of management, which could detract from the overall supervision of our operations. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.
Acquisitions could disrupt our business and adversely affect our operating results.
During the fiscal years ended September 30, 2011, 2010 and 2009, we entered into agreements with the FDIC to acquire certain assets and assume certain liabilities of three distressed banking franchises. We announced December 3, 2015, our agreement to acquire CBS Financial Corporation of Smyrna, Georgia in a cash transaction. We expect to continue to grow by acquiring other financial institutions, related businesses or branches of other financial institutions that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we may not be able to adequately or profitably manage this growth. In addition, such acquisitions may involve the issuance of securities, which may have a dilutive effect on earnings per share. Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

•	Potential exposure to unknown or contingent liabilities we acquire;

•	Exposure to potential asset quality problems of the acquired financial institutions, businesses or branches;

•	Difficulty and expense of integrating the operations and personnel of financial institutions, businesses or branches we acquire;

•	Higher than expected deposit attrition;

•	Potential diversion of our management’s time and attention;

•	The possible loss of key employees and customers of financial institutions, businesses or branches we acquire;

•	Difficulty in safely investing any cash generated by the acquisition;

•	Inability to utilize potential tax benefits from such transactions;

•	Difficulty in estimating the fair value of the financial institutions, businesses or branches to be acquired which affects the profits we generate from the acquisitions; and

•	Potential changes in banking or tax laws or regulations that may affect the financial institutions or businesses to be acquired.
Reductions in service charge income or failure to comply with payment network rules could negatively impact our earnings.
We derive significant revenue from service charges on deposit accounts, the bulk of which comes from overdraft-related fees. Changes in banking regulations, such as the FRB’s rules on certain overdraft payments on consumer accounts, as well as the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, could have an adverse impact on our ability to derive income from service charges. Increased competition from other financial institutions or changes in consumer behavior could lead to declines in our deposit balances, which would result in a decline in service charge fees. Such a reduction could have a material impact on our earnings.
Reductions in interchange income could negatively impact our earnings.
Interchange income is derived from fees paid by merchants to the interchange network in exchange for the use of the network's infrastructure and payment facilitation. These fees are paid to card issuers to compensate them for the costs associated with issuance and operation. We earn interchange fees on card transactions from its debit cards, including $4.0 million during the year ended September 30, 2015. Merchants have attempted to negotiate lower interchange rates, and the Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that may be charged for certain debit card transactions. Merchants may also continue to pursue alternative payment platforms, such as Apple Pay, to lower their processing costs. Any such new payment system may reduce our interchange income. Our failure to comply with the operating regulations set forth by payment card networks, which may change, could subject us to penalties, fees or the termination of our license to use the networks. Any of these scenarios could have a material impact on our business, financial condition and results of operations.
If the allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
We derive the most significant portion of our revenues from our lending activities. When we lend money, commit to lend money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our customers do not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans is insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our capital, financial condition and operating results. We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. If our assumptions are incorrect, the allowance for loan losses- which is a reserve established through a provision for loan losses charged to expenses and represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans- may not be sufficient to cover losses inherent in our loan portfolio. Consequently, this would require additions to the allowance for loan losses. Additions to the allowance would decrease our net income and capital. At September 30, 2015, our allowance for loan losses was $9.5 million, or 1.30% of total loans and 229.85% of nonperforming loans, compared to $9.5 million, or 1.53% of loans and 223.15% of nonperforming loans at September 30, 2014. At September 30, 2015, we had $4.1 million of total nonperforming loans.
Our level of commercial real estate, real estate construction and commercial business loans is one of the more significant factors in evaluating the allowance for loan losses. These loans may require increased provisions for loan losses in the future, which would decrease our earnings.
Because the risk rating of the loans is dependent on some subjective information and subject to changes in the borrower’s credit risk profile, evolving local market conditions and other factors, it can be difficult for us to predict the effects of such factors on the classifications assigned to the loan portfolio, and thus difficult to anticipate the velocity or volume of the migration of loans through the classification process and effect on the level of the allowance for loan losses. Future additions to the allowance may be necessary based on changes in the economic environment as well as changes in assumptions regarding a borrower’s ability to pay and/or collateral values. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our allowance for loan losses. Based on their judgments about information available to them at the time of their examination, such agencies may require an increase to the provision for loan losses or further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs would decrease our earnings and adversely affect our capital, financial condition and operating results.

As a community bank, our recruitment and retention efforts may not be sufficient enough to implement our business strategy and execute successful operations.
Our financial success depends upon our ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees from financial institutions and others. As we continue to grow, we may find our recruitment and retention efforts more challenging. If we do not succeed in attracting, hiring, and integrating experienced or qualified personnel, we may not be able to successfully implement our business strategy, and we may be required to substantially increase our overall compensation or benefits to attract and retain such employees. Furthermore, in June 2010, the Federal Reserve, the Office of the Comptroller of the Currency, the Office of Thrift Supervision, and the FDIC jointly issued comprehensive final guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging employees to take imprudent risks. This regulation significantly restricts the amount, form, and context in which we pay incentive-based compensation and may put us at a competitive disadvantage compared to non-financial institutions in terms of attracting and retaining senior level employees.
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
We rely on third-party vendors for key components of our business.
Many key components of our operations, including data processing, recording and monitoring transactions, online interfaces and services, internet connections and network access are provided by other companies. Our vendor management process selects third-party vendors carefully, but we do not control their actions. Problems, including disruptions in communication, security breaches, or failure of a vendor to provide services, could hurt our operations or our relationships with customers. If our vendors suffer financial or operational issues, our operations and reputation could suffer if it harms the vendors’ ability to serve us and our customers. Third-party vendors are also a source of operational and information security risk to us. Replacing or renegotiating contracts with vendors could entail significant operational expense and delays. The use of third-party vendors represents an unavoidable inherent risk to our company.
Hurricanes or other adverse weather events would negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.
Our market area is located in the southeastern region of the United States and is susceptible to natural disasters, such as hurricanes, tornadoes, tropical storms, other severe weather events and related flooding and wind damage, and man-made disasters. These natural disasters could negatively impact regional economic conditions, cause a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us, damage our banking facilities and offices and negatively impact our growth strategy. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or tornadoes will affect our operations or the economies in our current or future market areas, but such weather events could negatively impact economic conditions in these regions and result in a decline in local loan demand and loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of natural or man-made disasters.

Industry Risks
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
Changes in interest rates may also affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable-rate loans. Also, increases in interest rates may extend the life of fixed-rate assets, which would restrict our ability to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive on a new investment.
Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2015, the fair value of our portfolio of investment securities, mortgage-backed securities and collateralized mortgage obligations totaled $184.4 million. Net unrealized gains on these securities totaled $915,000 at September 30, 2015.
Additionally, 58.7% of our one- to four-family loan portfolio is comprised of adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable-rate mortgage loans, which would increase the possibility of default.
Strong competition and changing banking environment may limit growth and profitability.
Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms operating locally and elsewhere, and non-traditional financial institutions, including non-depository financial services providers. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot provide. Additionally, non-traditional financial institutions may not have the same regulatory requirements or burdens as we do even while playing a rapidly increasing role in the financial services industry including providing services previously limited to commercial banks, which could ultimately limit our growth, profitability and shareholder value. Our profitability depends upon our ability to successfully compete in our market areas and adapt to the ever changing banking environment.
Our business may be adversely affected by downturns in our national and local economies.
Our operations are significantly affected by national and local economic conditions. Substantially all of our loans are to businesses and individuals in Georgia, east-central Alabama and the Florida Panhandle. All of our branches and most of our deposit customers are also located in these areas. A decline in the economies in which we operate could have a material adverse effect on our business, financial condition and results of operations.
A deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

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
As an issuer of debit cards, we are exposed to losses in the event that holders of our cards experience fraud on their card accounts.
Our customers regularly use CharterBank-issued debit cards to pay for transactions with retailers and other businesses. There is the risk of data security breaches at these retailers and other businesses that could result in the misappropriation of our customers’

debit card information. When our customers use CharterBank-issued cards to make purchases from those businesses, card account information is provided to the business. If the business’s systems that process or store card account information are subject to a data security breach, holders of our cards who have made purchases from that business may experience fraud on their card accounts. CharterBank may suffer losses associated with reimbursing our customers for such fraudulent transactions on customers’ card accounts, as well as for other costs related to data security compromise events, such as replacing cards associated with compromised card accounts.
Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.
We are exposed to many types of operation risks, including reputational risk, legal and regulatory and compliance risk, the risk of fraud or theft by employees or persons outside our company, including the execution of unauthorized transactions by employees or operational errors, clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by CharterBank can result in negative public opinion about our business. Negative public opinion could also affect our credit ratings, which are important to our access to unsecured wholesale borrowings.
Our business involves storing and processing sensitive consumer and business customer data. If personal, non-public, confidential or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who were not permitted to have that information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties. Furthermore, a cyber security breach could result in theft of such data.
Because we operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions, and our large transaction volume, may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers, computer break-ins, phishing and other disruptions or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may result in violations of consumer privacy laws including the Gramm-Leach-Bliley Act, cause significant liability to us and give reason for existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage and potential liability, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of us to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition or operations results, perhaps materially.
The financial services market is undergoing rapid technological changes, and if we are unable to stay current with those changes, we will not be able to effectively compete.
The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success will depend, in part, on our ability to keep pace with the technological changes and to use technology to satisfy and grow customer demand for our products and services and to create additional efficiencies in our operations. We expect that we will need to make substantial investments in our technology and information systems to compete effectively and to stay current with technological changes. Some of our competitors have substantially greater resources to invest in technological improvements and will be able to invest more heavily in developing and adopting new technologies, which may put us at a competitive disadvantage. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations may be adversely affected.

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
Regulatory Risks
Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position.
The Dodd-Frank Act brought about a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies.
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

•
the Consumer Financial Protection Bureau was established, and has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like CharterBank, will be examined by their applicable bank regulators;

•
federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorneys general have the ability to enforce federal consumer protection laws;

•	the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest bearing checking accounts. This change may increase our interest expense;

•
the FRB was required to set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions;

•
there are prohibitions and restrictions on the ability of a banking entity and nonbank financial company to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund (the “Volcker Rule”);

•	the assessment base for deposit insurance premiums was expanded; and

•
there are new restrictions on compensation, including a prohibition on incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses.

Some of these and other major changes could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. Many of these provisions became effective upon enactment of the Dodd-Frank Act, while others were subject to further study, rulemaking, and the discretion of regulatory bodies and have only recently taken effect or will take effect in coming years. In light of these significant changes and the discretion afforded to federal regulators, we cannot fully predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on the Company’s or the Bank’s businesses or our ability to pursue future business opportunities, our financial condition or results of operations.
Certain other reform proposals have resulted in the Company and the Bank becoming subject to stricter capital requirements and leverage limits, and affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our shareholders or creditors. See “Part I - Item 1. Business - Supervision, Regulation and Other Factors” of this Report for further information. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

We are subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.
In July 2013, the OCC and the Federal Reserve Board approved a new rule that substantially amended the regulatory risk-based capital rules applicable to CharterBank and Charter Financial. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.
The final rule included new minimum risk-based capital and leverage ratios, which became effective for CharterBank and Charter Financial on January 1, 2015, and refined the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, and resulted in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations established a maximum percentage of eligible retained income that can be utilized for such actions.
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
Bank regulatory agencies, such as the Office of the Comptroller of the Currency and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations are likely to increase our costs of regulatory compliance and costs of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. For example, regulatory changes to our overdraft protection programs could decrease the amount of fees we receive for these services. For the years ended September 30, 2015 and 2014, overdraft protection fees totaled $4.9 million and $4.7 million, respectively. We cannot fully predict the effect that changes in law or regulation will have on the Company’s or the Bank’s businesses or our ability to pursue future business opportunities, our financial condition or results of operations.
Investment/Securities Risks
Our management team’s strategies for the enhancement of shareholder value may not succeed.
Our management team is taking actions to enhance shareholder value, including reviewing personnel, developing new products, engaging in stock repurchases, issuing dividends and exploring acquisition opportunities. In addition, we intend to focus on opportunities for cross selling products to existing customers in an effort to deepen our “share of wallet.” These actions may not enhance shareholder value. For example, holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have, since 2013, paid a quarterly cash dividend to the holders of our common stock, we are not legally required to do so. Further, the Federal Reserve could decide at any time that paying any dividends on our common stock could be an unsafe or unsound banking practice. The reduction or elimination of dividends paid on our common stock could adversely affect the market price of our common stock.
Our stock price may be volatile due to limited trading volume.
Our common stock is traded on the NASDAQ Global Select Market. However, the average daily trading volume in Charter Financial’s common stock has been relatively small, averaging less than approximately 41,000 shares per day during 2015. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We currently conduct business through our administrative office in West Point, Georgia, our branch offices in west-central Georgia, east-central Alabama, the Florida Panhandle and our cashless branch office in Norcross, Georgia. Our Georgia branch offices are located in Carrollton, LaGrange (three offices), Newnan (two offices) and West Point, and our Alabama branches are located in Auburn (two offices), Opelika and Valley. Our Florida Branch offices are in Milton, Pace, and Pensacola. The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $19.7 million at September 30, 2015.

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

	Price Per Share		Cash Dividend Declared
	High	Low
Fiscal 2015
Fourth quarter	$12.88	$11.81	$0.05
Third quarter	12.69	11.50	0.05
Second quarter	12.45	10.88	0.05
First quarter	11.56	10.02	0.05
Fiscal 2014
Fourth quarter	$11.20	$10.58	$0.05
Third quarter	11.13	10.57	0.05
Second quarter	10.86	10.51	0.05
First quarter	11.00	10.55	0.05
Holders
As of December 1, 2015, there were approximately 673 holders of record of our common stock.
Dividends
The Company started paying a quarterly cash dividend in September 2002. Following the dividend paid in May 2012, the quarterly cash dividend was briefly discontinued until it was reinstated in May 2013. The dividend rate and the continued payment of dividends will primarily depend on our earnings, alternative uses for capital, such as capital requirements, acquisition opportunities, our financial condition and results of operations, statutory and regulatory limitations affecting dividends and the policies of the Board of Governors of the Federal Reserve System (“FRB”) and, to a lesser extent, tax considerations and general economic conditions.
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

Stock Performance Graph
The information relating to the performance graph required by Item 201(e) of Regulation S-K is incorporated herein by reference to the section captioned “Performance Graph” in Charter Financial’s Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”).
Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12(d) Equity Compensation Plan Information, in this Annual Report on Form 10-K, for the table providing information as of September 30, 2015 about Company common stock that may be issued upon the exercise of options under the Charter Financial Corporation 2001 Stock Option Plan and the Charter Financial Corporation 2013 Equity Incentive Plan.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased during the period:	Total number of share repurchases	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)

July 1 - July 31, 2015	66,754	$12.26	6,777,123	719,454
August 1 - August 31, 2015	121,013	$12.40	6,898,136	598,441
September 1 - September 30, 2015	189,440	$12.48	7,087,576	409,001
Total	377,207	$12.42	7,087,576	409,001
________________________________

(1)
In September 2014, the Company's Board of Directors approved a stock repurchase program, the fourth approved and announced program since December 2013, allowing the repurchase of up to 1.8 million shares, or approximately 10% of the Company's outstanding shares. In March, 2015, the Board of Directors approved the repurchase of an additional 820,000 shares under the current program. During fiscal 2014 and 2015, shares were repurchased at a total cost of approximately $78.7 million.

ITEM 6.	SELECTED FINANCIAL DATA
The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes contained in Item 8 of this Annual Report on Form 10-K. The information at September 30, 2015 and 2014 and for the years ended September 30, 2015, 2014 and 2013 is derived in part from the audited consolidated financial statements that appear in this annual report. The information at September 30, 2013, 2012 and 2011, and for years ended September 30, 2012 and 2011, is derived in part from the audited consolidated financial statements that do not appear in this annual report. The information presented below does not include the financial condition, results of operations or other data of First Charter, MHC prior to its elimination following the April 8, 2013 conversion. The information presented prior to April 8, 2013, is that of Charter Federal, Charter Financial's predecessor company.

	At September 30,
	2015	2014	2013	2012	2011
	(in thousands)
Selected financial condition data:
Total assets	$1,027,079	$1,010,361	$1,089,406	$1,032,220	$1,171,710
Cash and cash equivalents	30,343	99,463	161,452	108,828	149,762
Loans receivable, net (1)	714,761	606,367	579,854	593,904	655,028
Other real estate owned	3,411	7,316	15,684	24,010	28,765
Securities available for sale (2)	184,404	188,743	215,118	189,379	158,737
Transaction accounts	327,373	314,201	296,453	275,998	268,515
Total deposits	738,855	717,192	751,297	800,262	911,094
Borrowings	62,000	55,000	60,000	81,000	110,000
Total stockholders’ equity	204,931	224,955	273,778	142,521	139,416
Tangible total equity	200,058	220,206	268,649	136,915	133,263
________________________________

(1)
Included in the loan balances at September 30, 2014, 2013, 2012 and 2011, are loans that were covered under loss share agreements with the FDIC prior to the termination of these agreements in the amount of $69.6 million, $109.0 million, $166.2 million, and $235.1 million, respectively. Loans are presented net of deferred loan fees, allowance for loan losses, nonaccretable differences and accretable discounts and exclude loans held for sale.

(2)	Includes all CharterBank investment and mortgage securities available for sale.

	At September 30,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Selected operating data:
Interest income	$37,893	$35,648	$42,636	$48,101	$45,786
Interest expense	5,013	5,730	7,361	10,589	15,228
Net interest income	32,880	29,918	35,275	37,512	30,558
Provision for loan losses	—	(713)	1,489	4,502	2,900
Net interest income after provision for loan losses	32,880	30,631	33,786	33,010	27,658
Noninterest income	12,329	14,277	11,653	12,912	9,291
Noninterest expense	36,832	36,211	36,314	40,304	33,950
Income before provision for income taxes	8,377	8,697	9,125	5,618	2,999
Income tax expense	2,805	2,742	2,869	639	694
Net income	$5,572	$5,955	$6,256	$4,979	$2,305
Per share data: (1)
Earnings per share – basic	$0.35	$0.29	$0.30	$0.26	$0.12
Earnings per share – fully diluted	$0.34	$0.28	$0.30	$0.26	$0.12
Cash dividends per share	$0.20	$0.20	$0.35	$0.08	$0.16
________________________________

(1)	Share and share amounts held by the public prior to April 8, 2013 have been restated to reflect the completion of the second-step conversion on April 8, 2013 using a conversion ratio of 1.2471.

At or For the Years Ended September 30,
2015	2014	2013	2012	2011
Selected financial ratios and other data:
Performance ratios:
Return on average assets (ratio of net income to average total assets)	0.56%	0.56%	0.58%	0.46%	0.22%
Return on average equity (ratio of net income to average equity)	2.62%	2.28%	2.98%	3.58%	1.67%
Net interest rate spread (1)	3.49%	3.02%	3.66%	4.12%	3.53%
Net interest margin (2)	3.67%	3.22%	3.82%	4.17%	3.59%
Net interest margin, excluding the effects of purchase accounting (3)	3.26%	2.87%	2.82%	3.11%	2.57%
Efficiency ratio (4)	81.47%	81.93%	77.38%	79.93%	85.32%
Non-interest expense to average total assets	3.68%	3.41%	3.38%	3.75%	3.34%
Average interest-earning assets as a ratio of average interest-bearing liabilities	1.32	x	1.31	x	1.19x	1.05x	1.04x
Average equity to average total assets	21.24%	24.62%	19.51%	12.95%	13.43%
Dividend payout ratio (5)	56.25%	70.06%	122.82%	27.56%	83.82%
Asset quality ratios: (6)
Nonperforming assets to total assets	0.73%	1.14%	1.71%	2.66%	3.45%
Nonperforming loans to total loans	0.57%	0.69%	0.49%	0.56%	1.75%
Allowance for loan losses as a ratio of nonperforming loans	2.30	x	2.23	x	4.15	x	5.38	x	1.39	x
Allowance for loan losses to total loans	1.30%	1.53%	2.04%	3.02%	2.43%
Net charge-offs as a percentage of average loans outstanding	0.00%	0.06%	1.48%	1.60%	2.82%
Bank regulatory capital ratios:
Total risk-based capital (to risk-weighted assets)	21.71%	27.90%	33.83%	19.22%	24.36%
Tier 1 risk-based capital (to risk-weighted assets)	20.55%	26.65%	32.57%	17.97%	23.10%
Common equity tier 1 risk-based capital (to risk-weighted assets) (7)	20.55%	N/A	N/A	N/A	N/A
Tier 1 leverage (to average assets)	16.04%	17.67%	18.56%	12.16%	10.68%
Consolidated capital ratios:
Total equity to total assets	19.95%	22.26%	25.13%	13.81%	11.90%
Tangible total equity to total assets	19.48%	21.79%	24.66%	13.26%	11.38%
Other data:
Number of full service offices	15	15	16	16	18
Full time equivalent employees	273	282	287	292	294
________________________________

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)
Net interest income excluding accretion and amortization of loss share loans receivable divided by average net interest earning assets excluding average loan accretable discounts in the amount of $4.6 million, $4.9 million, $9.2 million, $17.9 million, and $14.7 million for the years ended September 30, 2015, 2014, 2013, 2012 and 2011, respectively.

(4)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(5)	The dividend payout ratio represents total dividends declared and not waived by First Charter, MHC as applicable prior to the completion of the conversion, divided by total net income.

(6)
Due to the early termination of the FDIC loss share agreements in the fourth quarter of fiscal 2015, ratios for the year ended September 30, 2015, include all previously covered assets with the exception of FAS ASC 310-30 loans that are excluded from nonperforming loans due to the ongoing recognition of accretion income established at the time of acquisition.

(7)	Common equity tier 1 risk-based capital ratio requirements were established under Basel III guidelines. Therefore, this ratio is not applicable to periods prior to January 1, 2015.

Selected Quarterly Financial Data.
The following tables set forth, for the periods indicated, certain consolidated quarterly financial information. This information is derived from unaudited consolidated financial statements and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

	Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Interest income	$8,969	$9,040	$9,365	$10,519
Interest expense	1,336	1,236	1,218	1,223
Net interest income	7,633	7,804	8,147	9,296
Provision for loan losses	4	(4)	—	—
Net interest income after provision for loan losses	7,629	7,808	8,147	9,296
Noninterest income	3,566	3,451	3,816	1,496
Noninterest expense	8,735	9,064	9,050	9,983
Income tax expense	786	761	1,001	257
Net income	$1,674	$1,434	$1,912	$552

Earnings per share – basic	$0.10	$0.09	$0.12	$0.04
Earnings per share – fully diluted	$0.10	$0.09	$0.12	$0.03
Weighted average basic shares	16,175	15,835	15,560	15,300
Weighted average diluted shares	16,710	16,376	16,210	15,982

	Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Interest income	$9,257	$8,923	$9,007	$8,461
Interest expense	1,536	1,430	1,386	1,378
Net interest income	7,721	7,493	7,621	7,083
Provision for loan losses	302	(54)	(834)	(127)
Net interest income after provision for loan losses	7,419	7,547	8,455	7,210
Noninterest income	4,116	3,217	3,236	3,708
Noninterest expense	9,200	8,580	9,036	9,395
Income tax expense	698	693	870	481
Net income	$1,637	$1,491	$1,785	$1,042

Earnings per share – basic	$0.07	$0.07	$0.09	$0.06
Earnings per share – fully diluted	$0.07	$0.07	$0.09	$0.05
Weighted average basic shares	22,007	21,701	20,747	17,936
Weighted average diluted shares	22,528	22,224	21,301	18,446

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Overview
Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities, collateralized mortgage obligations and other interest-earning assets (primarily cash and cash equivalents) and the interest we pay on our interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances.
Our business is affected by prevailing general and local economic conditions, particularly market interest rates, and by government policies concerning, among other things, monetary and fiscal affairs and housing. In addition, we are subject to extensive regulations applicable to financial institutions, lending and other operations, privacy, and consumer disclosure.
As a result of our loan underwriting policies, management believes that we did not suffer the same level of loan losses during the previous economic downturn as many financial institutions in our market area. Consequently, we were able to take advantage of attractive low-risk opportunities to enhance our banking franchise through the purchase of three distressed banking franchises from the FDIC between 2009 and 2011. As a result of the acquisitions, we extended our retail branch footprint as part of our efforts to increase retail deposits and reduce reliance on brokered deposits and borrowings as a significant source of funds. In total, $553.4 million of loans were acquired and $721.3 million of deposits were assumed via the FDIC-assisted acquisitions. Purchase discount accretion associated with the purchased loans and amortization of the indemnification asset, resulted in net increases to total interest income in the amounts of $3.6 million, $3.1 million and $8.9 million, for the years ended September 30, 2015, 2014 and 2013, respectively. Under purchase accounting rules, the Company currently expects to realize remaining loan discount accretion of $3.5 million over the next two years.
During the fourth quarter of fiscal 2015, an agreement was reached with the FDIC to terminate all loss share agreements, bringing to an end a mutually beneficial venture between the Bank and the FDIC. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — FDIC Loss-Share Resolution”, for more information regarding the Bank’s FDIC-assisted acquisitions and subsequent loss share resolution.
On April 8, 2013, we completed our conversion from the mutual holding company to the stock holding company form of organization. As a result of the stock offering, we received gross proceeds of $142.9 million. Since the conversion, our stock price has experienced a 24% increase as we have utilized our excess capital to enhance shareholder value by a variety of means including the continued repurchase of shares at a discount to tangible book value, the ongoing payment of a quarterly cash dividend and growing our loan portfolio. We continue to explore other strategic initiatives including assisted or unassisted acquisitions that are accretive to earnings.
For the year ended September 30, 2015, our earnings per basic and diluted share increased $0.06 compared to the prior fiscal year due to the impact of the share repurchase programs on weighted average common shares outstanding. At the same time, our net income decreased $383,000 to $5.6 million compared with $6.0 million for the year ended September 30, 2014. Increases in net interest income after provision for loan losses and deposit and bankcard fee income of $2.2 million and $1.1 million, respectively, were more than offset by a one-time charge of $2.5 million related to the termination of the FDIC loss share agreements in the fourth quarter of fiscal 2015 along with an increase in salaries and employee benefits of $949,000 in the current fiscal year. Net interest income for the year ended September 30, 2015, increased $3.0 million, or 9.9%, to $32.9 million, compared to the prior year, due to a $2.0 million increase in loan interest income, excluding accretion and amortization of loss share receivable, combined with a $717,000 decrease in interest expense which was primarily attributable to decreases in certificates of deposit and borrowings expense. No provision for loan losses was recorded during the year ended September 30, 2015, due to the continued improvement in the credit quality of the loan portfolio. We experienced net loan recoveries of $18,000 for the year ended September 30, 2015, compared to net loan charge-offs of $379,000 in fiscal 2014. Noninterest income decreased $1.9 million to $12.3 million for the year ended September 30, 2015 due primarily to the write-off of the remaining FDIC indemnification asset and settlement charges paid to the FDIC in the fourth quarter of fiscal 2015, combined with the impact of a $1.1 million one-time true-up receipt from the completion and renegotiation of a processing contract in the prior year. Noninterest expense increased slightly to $36.8 million for the year ended September 30, 2015.
Our net income decreased $301,000 and totaled $6.0 million for the year ended September 30, 2014, from $6.3 million for the year ended September 30, 2013. The decrease in net income for fiscal 2014 resulted primarily from a $5.8 million decrease in discount accretion and amortization of the FDIC loss share receivable, partially offset by an increase to noninterest income and decreases to both interest expense and provision for loan losses. Net interest income decreased $5.4 million to $29.9 million for the year ended September 30, 2014 due to lower average yields on loans and a decline in accretion income on acquired loans which was partially offset by a decrease in interest expense on certificates of deposit and borrowings. Our provision for non-acquired loan losses was $300,000 for the year ended September 30, 2014 compared to $1.4 million for the year ended September 30,

2013. This decrease in the provision for non-acquired loan losses was a result of an approximately $1.0 million decline in net charge-offs for the year ended September 30, 2014 compared with fiscal 2013, as well as an overall improvement in the asset quality of our non-acquired loan portfolio. Our provision for acquired loan losses decreased $1.1 million for the year ended September 30, 2014 compared to fiscal 2013 due to improved credit quality and the resolution of problem assets. Noninterest income increased $2.6 million to $14.3 million for the year ended September 30, 2014 due primarily to an increase in bankcard and deposit fees as well as a one-time true-up receipt from the completion and renegotiation of a processing contract. Noninterest expense decreased slightly to $36.2 million for the year ended September 30, 2014.
Business Strategy
Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. With over 60 years of history in the local community, combined with management’s extensive experience and adherence to conservative underwriting standards through numerous business cycles, we have been able to maintain a strong capital position with favorable credit quality metrics despite the most recent economic downturn. On April 8, 2013, we completed our conversion from the mutual holding company form of organization to the fully public stock holding company form of organization and raised $142.9 million in gross offering proceeds from the related stock offering. We intend to continue to manage our capital position in order to provide value to our shareholders through actions such as paying cash dividends and in the near term, repurchasing shares of common stock. The Company currently pays a quarterly cash dividend of $0.05 per share and also paid a special dividend of $0.25 per share to shareholders in fiscal 2013. Additionally, since December 2013, we have completed three stock buyback programs and initiated a fourth whereby a total of 7.1 million shares, or approximately 31%, of our common stock has been repurchased at an average price of $11.11 per share. The 7.1 million shares repurchased from December 2013 through September 30, 2015 were purchased at a combined discount to tangible book value of $9.7 million.
We believe that the current economic and financial services environment presents a significant opportunity for us to grow our retail banking operations. The Atlanta market, especially the north Atlanta platinum triangle, is one of the highest growth markets in Georgia and Alabama. As of September 30, 2015, approximately 49.2% of our loans are on properties in the Atlanta CSA and 50.5% of our deposits are in the Atlanta CSA. Subsequent to year end, we announced the signing of a definitive agreement to acquire CBS, which operates Community Bank of the South, located in Cobb County, Georgia. Upon the closing of the CBS acquisition, the Company's loan and deposit concentrations in the Atlanta CSA will increase to greater than 60%. This market provides significant opportunities for growth through acquisition and/or hiring experienced bankers with the capacity to move banking relationships. We continue to evaluate acquisition opportunities that would be accretive to earnings.
Based on the persistent challenges presented by the economic and regulatory climate along with increased compliance costs and an accelerated need for economies of scale, we expect there to continue to be a significant amount of unassisted consolidation in our banking markets which we intend to explore as opportunities arise. We believe that our strong financial condition and capital position are desirable traits for smaller community banking institutions seeking a merger partner. Our knowledge of the marketplace and our experienced management team, together with our experience in managing problem assets acquired from the FDIC in the NCB, MCB, and FNB transactions position us to take advantage of future opportunities to acquire financial institutions.
Key aspects of our business strategy include the following:

•
Leverage capital through disciplined acquisitions. The economy and banking industry in Georgia, Alabama and the Florida Panhandle continue to face significant challenges as many banks have experienced capital and liquidity losses as a result of significant charge-offs associated with troubled loan credits. These challenges have created strategic growth opportunities for us. Our discipline and selectivity in identifying target franchises, along with our successful history of working with the FDIC, specifically regarding the NCB, MCB and FNB transactions, and the additional capital raised through our second-step conversion provide us an advantage in pursuing and consummating future acquisitions. We intend to leverage our capital base and acquisition experience to selectively pursue conservatively structured unassisted transactions of select franchises that present attractive risk-adjusted returns. In addition, future acquisitions will enable us to further utilize our substantial infrastructure devoted to the workout of special assets.

•
Expand our retail banking franchise. Our focus is on growing our retail banking presence throughout the markets in Georgia, east-central Alabama, and the Florida Panhandle. Since September 30, 2010 we have reduced FHLB borrowings by $150.0 million and certificates of deposit by $276.3 million in our efforts to fund our balance sheet with core deposits (comprised of transaction, savings and money market accounts). Over this same time period we have increased core deposits from $313.2 million to $505.2 million while lowering our cost of funds from 2.55% for the year ended September 30, 2010 to 0.74% for the year ended September 30, 2015. These deposits provide a low cost source of funds for our lending operations, as well as a source of fee income.

We intend to build a diversified balance sheet to position us as a full-service community bank that offers both retail and commercial loan and deposit products to markets primarily within the Atlanta and Columbus/Auburn/Opelika combined statistical areas. Moreover, we expect that the high level of customer service and expanded product offerings we provide, as well as our capital strength and financial position in an otherwise distressed banking market, will also facilitate organic growth and an opportunity to increase market share.

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

•
Maintain strong asset quality. We emphasize a disciplined credit culture based on intimate market knowledge, close ties to our customers, sound underwriting standards and experienced loan officers. While the challenging operating environment which began several years ago contributed to an increase in problem assets, management’s primary objective has been to expeditiously reduce the level of nonperforming and classified assets through diligent monitoring and aggressive resolution efforts, including NCB, MCB and FNB problem assets that were previously covered by the FDIC. The results of this effort are evidenced by our asset quality at September 30, 2015, with $7.5 million of nonperforming assets which represented 0.73% of total assets. This is compared to $11.6 million of nonperforming assets, or 1.14% of total assets, at September 30, 2014. Our ratio of allowance for loan losses to nonperforming loans was 229.85% at September 30, 2015.

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

•
Scalable operating platform. Our previous FDIC-assisted acquisitions highlight our ability to capitalize on opportunities that offer attractive risk-adjusted returns and provide a template for future acquisitions. We have closed 12 branch locations, 10 of which were acquired in FDIC acquisitions, since 2009 as part of efforts to improve operational efficiency and will continue to focus our attention on other initiatives to increase franchise value.

FDIC Loss-Share Resolution
During the fourth quarter of fiscal 2015, each of the remaining loss share agreements with the FDIC was terminated. Due to the early termination of these agreements, the Bank realized a one-time pre-tax charge of approximately $2.5 million, resulting primarily from the write-off of the remaining FDIC indemnification asset along with settlement charges paid to the FDIC. The after tax one-time charge, along with related amortization, had an $0.08 impact on earnings per share for the year ended September 30, 2015. For further information regarding the termination transaction, see Note 5: FDIC Receivable for Loss Share Agreements in the Notes to our Consolidated Financial Statements.
Subsequent to the termination of the agreements, all associated assets have been fully incorporated into the Bank's loan and OREO portfolios with the Bank now benefiting from 100% of all future recoveries and, conversely, bearing 100% of the risk associated with any future losses and expenses attributable to these assets. As a result of the expiration of the loss sharing portion of two non-single family loss sharing agreements in June 2014 and March 2015, along with the progress made on the resolution of loss share assets, only $48.7 million of the $553.4 million of acquired loans and $2.9 million of the $97.9 million of acquired OREO, remained covered under loss share immediately prior to the termination.

Critical Accounting Policies
Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. They require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The following are the accounting policies that we believe are critical. For a discussion of recent accounting pronouncements, see Note 1: Summary of Significant Accounting Policies in the Notes to our Financial Statements.
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
Through the FDIC-assisted acquisitions of the loans of NCB, MCB, and FNB, we established nonaccretable discounts for the acquired impaired loans and we also established nonaccretable discounts for all other loans of MCB. These nonaccretable discounts were based on estimates of future cash flows. Subsequent to the acquisition dates, we assess the experience of actual cash flows on a quarterly basis compared to our estimates. When we determine that nonaccretable discounts are insufficient to cover expected losses in the applicable acquired loan portfolios, an allowance for loan losses was recorded with a corresponding provision as a charge to earnings. Prior to the early termination of the loss share agreements, we would also record an increase in the applicable FDIC receivable based on additional future cash that were expected to be received from the FDIC due to loss sharing indemnification.
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
Other Real Estate Owned. Real estate acquired through foreclosure, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at the lower of cost or fair value, less disposal costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized and charged to the allowance for loan losses. Subsequent write downs are charged to a separate allowance for losses pertaining to OREO, established through provisions for estimated losses on OREO which are charged to expense. Based upon management’s evaluation of the real estate acquired through foreclosure, additional expense is recorded when necessary in an amount sufficient to reflect any declines in estimated fair value. Gains and losses recognized on the disposition of the properties are recorded in noninterest expense in the consolidated statements of income.
Goodwill and Other Intangible Assets. Intangible assets include costs in excess of net assets acquired and deposit premiums recorded in connection with the acquisitions. In accordance with accounting requirements, we test our goodwill for impairment annually or more frequently as circumstances and events may warrant. No impairment charges have been recognized through September 30, 2015.
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
Receivable from FDIC Under Loss Sharing Agreements. Under loss sharing agreements with the FDIC, we recorded a receivable from the FDIC equal to 80 percent or 95 percent, as applicable, of the estimated losses in the covered loans and other real estate acquired in an FDIC-assisted transaction. The receivable was recorded at the present value of the estimated cash flows at the date of the acquisition and, prior to the early termination agreements in the fourth quarter of fiscal 2015, was reviewed and updated prospectively as loss estimates related to covered loans and other real estate acquired through foreclosure changed. Most third party expenses on other acquired real estate and covered impaired loans were covered under the loss sharing agreements and the cash flows from the reimbursable portion were included in the estimate of the FDIC receivable when incurred.
Estimation of Fair Value. The estimation of fair value is significant to certain of our assets, including investment securities available for sale, OREO, assets and liabilities subject to acquisition accounting and the value of loan collateral for impaired loans. These are all recorded at either fair value or the lower of cost or fair value. Fair values are determined based on third party sources, when available. Furthermore, generally accepted accounting principles require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values may be influenced by a number of factors, including market interest rates, prepayment speeds, liquidity considerations, discount rates and the shape of yield curves. For additional information relating to the fair value of our financial instruments, see Note 14: Fair Value of Financial Instruments and Fair Value Measurement in the consolidated financial statements.

Comparison of Financial Condition at September 30, 2015 and 2014
Assets. Total assets increased $16.7 million, or 1.7%, to $1.0 billion at September 30, 2015, compared to September 30, 2014. Net loan growth and shares repurchased during fiscal 2015 were funded by deposit growth, including brokered CDs, and utilization of the Company's cash and cash equivalents. Net loans grew $108.4 million, or 17.9%, to $714.8 million at September 30, 2015, from $606.4 million at September 30, 2014.
Cash and cash equivalents. Cash and cash equivalents declined to $30.3 million at September 30, 2015, down from $99.5 million at September 30, 2014. This decrease was primarily the result of funding the increase in loans along with the repurchase of shares under the ongoing stock buyback programs.
Loans. At September 30, 2015, total net loans were $714.8 million, or 69.6% of total assets, compared with $606.4 million, or 60.0% of total assets, at September 30, 2014. Due to the early termination of all loss share agreements with the FDIC in the fourth quarter of fiscal 2015, approximately $48.7 million of loans came out from under loss share at that time. As of September 30, 2015, no loans are covered by the FDIC under loss share agreements.

________________________________

(1)	Loans are shown net of deferred loan fees, allowance for loan losses, nonaccretable differences and accretable discounts.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
1-4 family residential real estate (1)	$188,044	25.9%	$163,656	26.5%	$134,035	22.6%	$118,739	19.4%	$115,561	17.2%
Commercial real estate	416,576	57.4%	356,642	57.8%	364,281	61.4%	386,626	63.0%	436,722	65.0%
Commercial	37,444	5.2%	28,298	4.6%	29,225	4.9%	37,279	6.1%	44,252	6.6%
Real estate construction	77,217	10.6%	63,485	10.3%	44,653	7.5%	46,820	7.6%	47,603	7.1%
Consumer and other loans	6,392	0.9%	5,139	0.8%	20,897	3.6%	24,104	3.9%	28,203	4.1%
Total loans, gross (2)	725,673	100.0%	617,220	100.0%	593,091	100.0%	613,568	100.0%	672,341	100.0%
Deferred loan fees, net	(1,423)		(1,382)		(1,124)		(1,133)		(1,051)
Allowance for loan losses	(9,489)		(9,471)		(12,113)		(18,531)		(16,262)
Loans receivable, net (3)	$714,761		$606,367		$579,854		$593,904		$655,028
________________________________

(1)	Excludes loans held for sale of $1.4 million, $2.1 million, $1.9 million, $2.7 million, and $0.3 million at September 30, 2015, 2014, 2013, 2012 and 2011, respectively.

(2)	Net of undisbursed proceeds on loans-in-process.

(3)
Included in the loan balances at September 30, 2014, 2013, 2012 and 2011, are net loans that were covered under loss share agreements with the FDIC prior to the termination of these agreements in the amount of $69.6 million, $109.0 million, $166.2 million, and $235.1 million, respectively.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	1-4 family residential real estate (1)		Commercial real estate (1)		Commercial (1)
	Amount	Weighted average rate	Amount	Weighted average rate	Amount	Weighted average rate
	(dollars in thousands)
Due During the Years Ending September 30,
2016	$18,317	4.38%	$53,239	4.77%	$10,364	4.19%
2017	3,393	5.32	46,202	4.69	1,487	4.40
2018	2,650	4.34	46,099	4.06	2,900	4.51
2019 to 2020	4,255	4.98	62,552	4.19	6,616	3.65
2021 to 2025	22,953	4.03	80,125	4.29	6,961	4.29
2026 to 2030	48,027	3.61	68,393	4.59	2,377	4.58
2031 and beyond	88,449	4.24	59,966	4.33	6,739	4.85
Total	$188,044	4.10	$416,576	4.41	$37,444	4.29

	Real estate construction (1)		Consumer and other loans (1)		Total (2)
	Amount (3)	Weighted average rate	Amount	Weighted average rate	Amount	Weighted average rate
	(dollars in thousands)
Due During the Years Ending September 30,
2016	$48,889	4.89%	$1,558	5.83%	$132,367	4.73%
2017	20,375	3.86	711	4.05	72,168	4.47
2018	—	—	1,509	3.97	53,158	4.10
2019 to 2020	167	3.25	2,300	4.04	75,890	4.18
2021 to 2025	418	4.50	211	6.00	110,668	4.24
2026 to 2030	1,694	4.43	58	5.08	120,549	4.20
2031 and beyond	5,674	4.64	45	7.97	160,873	4.31
Total	$77,217	4.59	$6,392	4.56	$725,673	4.34
________________________________

(1)	Presented net of undisbursed proceeds on loans-in-progress.

(2)	Excludes allowance for loan losses and net deferred loan fees.

(3)	All real estate construction loans with scheduled repayments in 2019 and beyond, are construction-to-permanent loans.
The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2015 that are contractually due after September 30, 2016.

	Due After September 30, 2016
	Fixed	Adjustable	Total
	(in thousands)
1-4 family residential real estate	$60,912	$108,815	$169,727
Commercial real estate	145,747	217,590	363,337
Commercial	14,368	12,712	27,080
Real estate construction	941	27,387	28,328
Consumer and other loans	4,754	80	4,834
Total loans	$226,722	$366,584	$593,306
Investment and Mortgage Securities Portfolio. At September 30, 2015, our investment and mortgage securities portfolio totaled $184.4 million, compared to $188.7 million at September 30, 2014. The decrease was attributable to $6.8 million in securities that were called or matured, $14.1 million in net sales and $25.2 million in principal paydowns, partially offset by the purchase of $39.6 million of collateralized loan obligations (“CLO”) and a $2.1 million decrease in unrealized losses on available for sale securities during fiscal 2015. There were no other-than-temporary impairment charges in 2015, 2014 or 2013.

We review our investment portfolio on a quarterly basis for indications of impairment. In addition to management’s intent and ability to hold the investments to maturity or recovery of carrying value, the review for impairment includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer. Our review of mortgage securities includes loan geography, loan to value ratios, credit scores, types of loans, loan vintage, credit ratings, loss coverage from tranches less senior than our investment tranche and cash flow analysis. Our investments are evaluated using our best estimate of future cash flows. If, based on our estimate of cash flows, we determine that an adverse change has occurred, other-than-temporary impairment would be recognized for the credit loss. At September 30, 2015, we held one private-label security which had a cumulative $380,000 other-than-temporary impairment charge recorded in prior years. No other non-agency collateralized mortgage backed securities in our investment portfolio were other- than- temporarily impaired at September 30, 2015.
The following table sets forth the composition of our investment and mortgage securities portfolio at the dates indicated. At September 30, 2015, all investment and mortgage securities were classified as available for sale.

	At September 30,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Other investment securities:
Tax-free municipals	$—	$—	$13,431	$13,457	$14,898	$14,914
U.S. government sponsored entities	—	—	—	—	5,026	5,030
Collateralized loan obligations	39,637	39,496	—	—	—	—
Total investment securities	39,637	39,496	13,431	13,457	19,924	19,944
Mortgage-backed and mortgage-related securities:
FHLMC certificates	35,533	35,991	44,037	44,026	53,419	53,165
FNMA certificates	97,677	98,218	119,445	118,278	125,657	123,557
GNMA certificates	1,554	1,559	1,595	1,698	1,728	1,846
Total mortgage-backed and mortgage-related securities	134,764	135,768	165,077	164,002	180,804	178,568
Collateralized mortgage obligations:
FHLMC	37	39	49	53	372	408
FNMA	62	63	78	80	2,208	2,274
Other (1)	8,989	9,038	11,251	11,151	14,598	13,924
Total collateralized mortgage obligations	9,088	9,140	11,378	11,284	17,178	16,606
Total mortgage-backed securities and collateralized mortgage obligations	143,852	144,908	176,455	175,286	197,982	195,174
Total	$183,489	$184,404	$189,886	$188,743	$217,906	$215,118
________________________________

(1)	Includes private-label mortgage securities. See Note 3: Securities Available for Sale in the Notes to Consolidated Financial Statements.
We analyze our non-agency collateralized mortgage securities for other-than-temporary impairment at least quarterly. We use a multi-step approach using Bloomberg analytics considering market price, ratings, ratings changes, and underlying mortgage performance including delinquencies, foreclosures, deal structure, underlying collateral losses, prepayments, loan-to-value ratios, credit scores, and loan structure and underwriting, among other factors. We apply the Bloomberg default model, and if the bond shows no losses we consider it not other-than-temporarily impaired. If a bond shows losses or a break in yield with the Bloomberg default model, we create a probable vector of loss severities and defaults and if it shows a loss we consider it other-than-temporarily impaired. Our investments in CLOs are in structured securities where our investment is one of the top three tranches with significant credit support. The underlying collateral is in traded loans with obligors having credit ratings and are actively traded. The securities include covenants requiring weighted average credit ratings of the underlying loans to maintain acceptable levels. All of the securities currently in our CLO portfolio are rated at least AA.
Cash flow analysis indicates that the yields on all of the private-label securities noted above are maintained. The unrealized losses may relate to general market liquidity and, in the securities with the larger unrealized losses, weakness in the underlying collateral, market concerns over foreclosure levels, and geographic concentration. We consider these unrealized losses to be temporary impairment losses primarily because cash flow analysis indicates that there are continued sufficient levels of credit enhancements and credit coverage levels of less senior tranches. As of September 30, 2015, the private-label securities were classified as available for sale and a cumulative $380,000 other-than-temporary impairment charge had been recorded in prior periods. Based on the analysis performed by management as of September 30, 2015, we deemed it probable that all contractual principal and interest payments other than the single security identified above as being other-than-temporarily impaired, will be collected and therefore there is no new other-than-temporary impairment. See Note 3: Securities Available for Sale in our Financial Statements for further information.
Securities Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at September 30, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect scheduled amortization or the impact of prepayments or redemptions that may occur.

	One year or less		Years two through five		Years six through ten		More than ten years		Total securities
	Amort- ized Cost	Weight- ed Avg Yield	Amort- ized Cost	Weight- ed Avg Yield	Amort- ized Cost	Weight- ed Avg Yield	Amort- ized Cost	Weight- ed Avg Yield	Amort- ized Cost	Fair Value	Weight- ed Avg Yield
	(dollars in thousands)
Other investment securities:
Collateralized loan obligations	$—	—%	$4,451	1.95%	$21,607	2.44%	$13,579	2.53%	$39,637	$39,496	2.42%
Total investment securities	—	—	4,451	1.95	21,607	2.44	13,579	2.53	39,637	39,496	2.42
Mortgage-backed securities:
FHLMC certificates	—	—	1,481	2.57	5,278	1.47	28,774	2.15	35,533	35,991	2.06
FNMA certificates	—	—	26,869	1.48	24,950	1.63	45,858	2.05	97,677	98,218	1.78
GNMA certificates	—	—	—	—	—	—	1,554	6.55	1,554	1,559	6.55
Total mortgage-backed securities	—	—	28,350	1.53	30,228	1.60	76,186	2.18	134,764	135,768	1.91
Collateralized mortgage obligations:
FHLMC	—	—	—	—	37	4.23	—	—	37	39	4.23
FNMA	—	—	—	—	62	1.24	—	—	62	63	1.24
Other (1)	—	—	303	4.78	—	—	8,686	4.14	8,989	9,038	4.16
Total collateralized mortgage obligations	—	—	303	4.78	99	2.35	8,686	4.14	9,088	9,140	4.14
Total	$—	—%	$33,104	1.62%	$51,934	1.95%	$98,451	2.40%	$183,489	$184,404	2.13%
________________________________

(1)	Includes private-label mortgage securities.
Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us non-interest income that is non-taxable. The total cash surrender values of such policies at September 30, 2015 and 2014 were $48.4 million and $47.2 million, respectively.
Deposits. Total deposits increased $21.7 million, or 3.02%, to $738.9 million at September 30, 2015 from $717.2 million at September 30, 2014. The increase was primarily attributable to the issuance of $35.6 million of brokered CDs along with a $13.2 million increase in transaction accounts, partially offset by a $32.8 million runoff in retail CDs. At September 30, 2015, $703.3 million of deposits were retail deposits and $35.6 million of deposits classified as wholesale deposits. Funds on deposit from internet services and brokered deposits are considered wholesale deposits.

		Deposit Balances
	Deposit & Bankcard Fees	Checking	Savings	Money Market	Total Core Deposits	Retail Certificates of Deposit	Wholesale Certificates of Deposit	Total Deposits
		(in thousands)
September 30, 2015	$2,767	$327,373	$50,566	$127,215	$505,154	$198,124	$35,577	$738,855
June 30, 2015	2,679	328,961	51,292	125,468	505,721	197,750	30,767	734,238
March 31, 2015	2,507	328,012	49,848	122,990	500,850	205,118	30,835	736,803
December 31, 2014	2,530	310,891	48,380	124,017	483,288	218,187	—	701,475
September 30, 2014	2,512	314,201	48,486	123,561	486,248	230,944	—	717,192
June 30, 2014	2,370	312,962	48,752	124,678	486,392	243,217	—	729,609
March 31, 2014	2,235	314,788	48,775	128,022	491,585	250,479	—	742,064
December 31, 2013	2,256	295,848	47,531	131,010	474,389	258,265	5,000	737,654
September 30, 2013	2,011	296,453	48,324	130,649	475,426	270,475	5,396	751,297
The following table sets forth the distribution of total deposit accounts, by account type, for the periods indicated.

	For the Years Ended September 30,
	2015			2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Deposit type:
Savings accounts	$49,782	6.9%	0.02%	$48,367	6.6%	0.02%	$49,443	6.3%	0.05%
Certificates of deposit	227,917	31.6	0.94	252,374	34.6	1.05	308,616	39.4	1.14
Money market	125,151	17.4	0.21	126,578	17.3	0.22	131,890	16.8	0.24
Checking	318,404	44.1	0.10	303,123	41.5	0.10	293,972	37.5	0.13
Total deposits	$721,254	100.0%	0.38%	$730,442	100.0%	0.45%	$783,921	100.0%	0.54%
The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At September 30,
	2015	2014	2013
	(in thousands)
Interest rate:
Less than 2.00%	$228,637	$188,472	$219,967
2.00% to 2.99%	5,064	18,168	24,187
3.00% to 3.99%	—	24,304	31,207
4.00% to 4.99%	—	—	510
Total	$233,701	$230,944	$275,871

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At September 30, 2015
	Period to Maturity
	Less than or equal to one year	More than one to two years	More than two to three years	More than three years	Total	Percent of total
	(dollars in thousands)
Interest rate range:
0.49% and below	$54,991	$3,380	$1,625	$4,898	$64,894	27.8%
0.50% to 0.99%	52,179	18,514	2,165	2,488	75,346	32.2
1.00% to 1.99%	15,399	9,828	24,210	38,960	88,397	37.8
2.00% to 2.99%	3,109	—	—	1,955	5,064	2.2
3.00% to 3.99%	—	—	—	—	—	—
Total	$125,678	$31,722	$28,000	$48,301	$233,701	100.0%
As of September 30, 2015, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was approximately $56.5 million. As of September 30, 2015, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $127.4 million. The following table sets forth the maturity of those certificates greater than or equal to $100,000 as of September 30, 2015.

	At September 30, 2015
	Retail (1)	Wholesale (2)
	(in thousands)
Three months or less	$14,539	$4,847
Over three months through six months	10,380	—
Over six months through one year	28,589	—
Over one year to three years	20,356	14,726
Over three years	17,992	16,004
Total	$91,856	$35,577
________________________________

(1)	Retail certificates of deposit consist of deposits held directly by customers. The weighted average interest rate for all retail certificates of deposit at September 30, 2015, was 0.76%.

(2)	Wholesale certificates of deposit include brokered deposits. The weighted average interest rate for all wholesale certificates of deposit at September 30, 2015, was 1.27%.
Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank (“FHLB”) of Atlanta. From time to time, our borrowings also have included securities sold under agreements to repurchase. At September 30, 2015, borrowings totaled $62.0 million, an increase of $7.0 million from September 30, 2014. The increase was due to $12.0 million of overnight borrowings from the FHLB with a variable rate at September 30, 2015, partially offset by the maturing of a $5.0 million 3.993% fixed rate FHLB advance in March 2015.
At September 30, 2015, we had available Federal Home Loan Bank advances of up to $301.2 million under existing lines of credit of which $62.0 million was advanced and $239.2 million was available. Based upon actual collateral pledged, excluding cash, additional advances of $82.4 million were available along with securities available for sale with lendable collateral value of $97.9 million that were also available to be pledged at September 30, 2015. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Balance at end of year	$62,000	$55,000	$60,000
Average balance during year	$54,499	$57,208	$74,211
Maximum outstanding at any month end	$62,000	$60,000	$80,000
Weighted average interest rate at end of year	3.55%	4.29%	4.24%
Average interest rate during year	4.19%	4.33%	4.20%

At September 30, 2015, approximately $67.7 million of credit was available to us at the Federal Reserve Bank based on loan collateral pledged. The credit at the Federal Reserve Bank was not used other than periodic tests to ensure the line was functional.
Stockholders’ Equity. At September 30, 2015, total stockholders’ equity totaled $204.9 million, or $12.79 per net share, a $20.0 million decrease from September 30, 2014. The decline was primarily due to $25.5 million of shares repurchased during the year ended September 30, 2015 as well as $3.1 million in dividends paid to stockholders. The decrease was partially offset by $5.6 million of net income and a decrease in unrealized loss on securities available for sale of $1.4 million during fiscal 2015. Despite the decline in total stockholders’ equity, tangible book value increased to $12.48 per share at September 30, 2015 compared with $12.06 per share at September 30, 2014, due to the stock repurchases and associated reduced share count at September 30, 2015.

Average Balances and Yields
The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended September 30,
	2015			2014			2013
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$42,836	93	0.22%	$138,859	331	0.24%	$139,922	328	0.23%
FHLB common stock and other equity securities	3,304	143	4.33	3,671	135	3.67	4,802	123	2.56
Mortgage-backed securities and collateralized mortgage obligations available for sale	159,738	3,050	1.91	181,836	3,613	1.99	176,801	3,195	1.81
Other investment securities available for sale (1)	27,206	618	2.27	18,273	72	0.40	25,274	175	0.69
Loans receivable (1)(2)(3)(4)	662,283	30,431	4.59	587,486	28,410	4.84	577,077	29,892	5.18
Accretion and amortization of loss share loans receivable (5)		3,558	0.53		3,087	0.52		8,923	1.52
Total interest-earning assets	895,367	37,893	4.23	930,125	35,648	3.83	923,876	42,636	4.61
Total noninterest-earning assets	105,145			130,908			150,891
Total assets	$1,000,512			$1,061,033			$1,074,767
Liabilities and Equity:
Interest-bearing liabilities:
Interest bearing checking	$171,792	$214	0.12%	$175,265	$190	0.11%	$157,579	$203	0.13%
Bank rewarded checking	48,272	100	0.21	47,701	114	0.24	51,454	178	0.35
Savings accounts	49,782	10	0.02	48,367	10	0.02	49,443	23	0.05
Money market deposit accounts	125,151	265	0.21	126,578	281	0.22	131,890	313	0.24
Certificate of deposit accounts	227,917	2,138	0.94	252,374	2,660	1.05	308,616	3,526	1.14
Total interest-bearing deposits	622,914	2,727	0.44	650,285	3,255	0.50	698,982	4,243	0.61
Borrowed funds	54,513	2,286	4.19	57,211	2,475	4.33	74,211	3,118	4.20
Total interest-bearing liabilities	677,427	5,013	0.74	707,496	5,730	0.81	773,193	7,361	0.95
Noninterest-bearing deposits	98,340			80,157			84,939
Other noninterest-bearing liabilities	12,203			12,104			6,982
Total noninterest-bearing liabilities	110,543			92,261			91,921
Total liabilities	787,970			799,757			865,114
Total stockholders' equity	212,542			261,276			209,653
Total liabilities and stockholders' equity	$1,000,512			$1,061,033			$1,074,767
Net interest income		$32,880			$29,918			$35,275
Net interest earning assets (6)		$217,940			$222,629			$150,683
Net interest rate spread (7)			3.49%			3.02%			3.66%
Net interest margin (8)			3.67%			3.22%			3.82%
Net interest margin, excluding the effects of purchase accounting (9)			3.26%			2.87%			2.82%
Ratio of average interest-earning assets to average interest-bearing liabilities			132.17%			131.47%			119.49%
________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion and amortization of the indemnification asset.

(5)	Accretion of accretable purchase discount on loans acquired in FDIC-assisted acquisitions and amortization of the overstatement of FDIC indemnification asset.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)
Net interest margin, excluding the effects of purchase accounting represents net interest income excluding accretion and amortization of loss share loans receivable as a percentage of average net interest earning assets excluding loan accretable discounts in the amount of $4.6 million, $4.9 million and $9.2 million for the years ended September 30, 2015, 2014 and 2013, respectively.

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

	Year Ended September 30, 2015 Compared to the Year Ended September 30, 2014
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$(229)	$(28)	$19	$(238)
FHLB common stock and other equity securities	(13)	24	(3)	8
Mortgage-backed securities and collateralized mortgage obligations available for sale	(439)	(141)	17	(563)
Other investment securities available for sale	35	343	168	546
Loans receivable	4,010	(1,346)	(172)	2,492
Total interest-earning assets	3,364	(1,148)	29	2,245
Interest Expense:
Checking accounts	(4)	14	—	10
Savings accounts	—	—	—	—
Money market deposit accounts	(3)	(13)	—	(16)
Certificate of deposit accounts	(258)	(293)	29	(522)
Total interest-bearing deposits	(265)	(292)	29	(528)
Borrowed funds	(117)	(76)	4	(189)
Total interest-bearing liabilities	(382)	(368)	33	(717)
Net change in net interest income	$3,746	$(780)	$(4)	$2,962

	Year Ended September 30, 2014 Compared to the Year Ended September 30, 2013
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$(2)	$6	$(1)	$3
FHLB common stock and other equity securities	(29)	53	(12)	12
Mortgage-backed securities and collateralized mortgage obligations available for sale	91	318	9	418
Other investment securities available for sale	(48)	(75)	20	(103)
Loans receivable	700	(7,876)	(142)	(7,318)
Total interest-earning assets	712	(7,574)	(126)	(6,988)
Interest Expense:
Checking accounts	25	(96)	(6)	(77)
Savings accounts	(1)	(13)	1	(13)
Money market deposit accounts	(13)	(20)	1	(32)
Certificate of deposit accounts	(641)	(273)	48	(866)
Total interest-bearing deposits	(630)	(402)	44	(988)
Borrowed funds	(714)	92	(21)	(643)
Total interest-bearing liabilities	(1,344)	(310)	23	(1,631)
Net change in net interest income	$2,056	$(7,264)	$(149)	$(5,357)

Comparison of Operating Results for the Years Ended September 30, 2015 and 2014
General. Net income decreased $383,000, or 6.4%, to $5.6 million for the year ended September 30, 2015 from $6.0 million for the year ended September 30, 2014. Despite the decrease in net income, basic and diluted net income per share for the year ended September 30, 2015 increased 20.7% and 21.4%, respectively, compared to the prior year, due to the impact of the share repurchase programs on weighted average number of common shares outstanding.
Net interest income after provision for loan losses increased $2.3 million, or 7.3%, to $32.9 million for the year ended September 30, 2015, from $30.6 million for the year ended September 30, 2014. Noninterest income decreased $2.0 million, or 13.7%, to $12.3 million for the year ended September 30, 2015 from $14.3 million for the year ended September 30, 2014, due primarily to the one-time charge of $2.5 million related to the termination of the FDIC loss share agreements in the fourth quarter of fiscal 2015 along with a one-time true-up receipt in the amount of $1.1 million from the completion and renegotiation of a processing contract in fiscal 2014. Noninterest expense increased slightly to $36.8 million for the year ended September 30, 2015 compared to $36.2 million for the year ended September 30, 2014, due in part to an increase in salaries and employee benefits.
Interest Income. Total interest income increased $2.2 million, or 6.3%, to $37.9 million for the year ended September 30, 2015 from $35.6 million for the year ended September 30, 2014. This increase was due to a $2.0 million increase in loan interest income excluding accretion income combined with a $472,000 increase in net discount accretion and amortization on acquired loans. The average balance of loans receivable increased $74.8 million to $662.3 million for the year ended September 30, 2015 compared to $587.5 million for the year ended September 30, 2014. Additionally, the average yield on interest-earning assets increased 40 basis points during the year ended September 30, 2015 as compared to the prior fiscal year.

The average yield on loans declined to 5.13% for the year ended September 30, 2015 compared to 5.36% for the year ended September 30, 2014 due to continued low interest rates and the repayment of higher yielding loans. Our loans acquired through FDIC acquisitions carry higher yields than our legacy loan portfolio due to discount accretion and as our accretion income continues to decline in future periods, our net interest margin will likely also decline. At September 30, 2015, there was $3.5 million of discount remaining to accrete into interest income over the remaining life of the acquired MCB and FNB loans with the accretion heavily weighted towards early quarters based on current cash flow projections. The table below shows discount accretion and amortization included in income over the past seven years and the remaining discount to be recognized:

	Loan Accretion (Amortization) Income
	2009	2010	2011	2012	2013	2014	2015	Remaining (2)
	(in thousands)
NCB	$1,698	$4,519	$2,272	$751	$844	$239	$68	$—
MCB	—	3,242	5,742	3,740	3,086	3,110	2,621	751
FNB	—	—	252	4,497	4,993	3,245	3,256	2,712
Total	1,698	7,761	8,266	8,988	8,923	6,594	5,945	3,463
Amortization (1)	—	—	—	—	—	(3,507)	(2,387)	—
Net	$1,698	$7,761	$8,266	$8,988	$8,923	$3,087	$3,558	$3,463
________________________________

(1)
Based on revised estimated cash flows related to covered loans, $2.4 million of the FDIC indemnification asset was amortized as an offset to loan interest income in the year ended September 30, 2015 and $3.5 million in the year ended September 30, 2014.

(2)
Due to the termination of all loss share agreements with the FDIC in the fourth quarter of fiscal 2015, the FDIC indemnification asset was fully impaired and no amortization will be taken in future periods.

Interest income on Federal Home Loan Bank of Atlanta common stock increased slightly to $143,000 for the year ended September 30, 2015 as the FHLB dividend rate increased.
Interest on mortgage-backed securities and collateralized mortgage obligations decreased $563,000 to $3.1 million for the year ended September 30, 2015 from $3.6 million for the prior fiscal year, due primarily to a $22.1 million, or 12.2% decrease, in the average balance of such securities. Interest on other investment securities, which consisted of agency securities, municipal securities and collateralized loan obligations, increased $546,000 to $618,000 for the year ended September 30, 2015 , as municipal and agency securities were sold and replaced with higher yielding CLOs. Our CLO portfolio consists of structured securities with underlying collateral of actively traded loans with credit ratings.
Interest on interest earning deposits in other financial institutions decreased $238,000 to $93,000 for the year ended September 30, 2015 from $331,000 for the year ended September 30, 2014, as average balances decreased $96.0 million as a result of the ongoing stock buyback programs as well as funding the increase in total loans.

Interest Expense. Total interest expense decreased $717,000, or 12.5%, to $5.0 million for the year ended September 30, 2015 compared to $5.7 million for the year ended September 30, 2014. Interest expense decreased due to a 7 basis point, or 8.6%, decrease in the average cost of interest-bearing liabilities to 0.74% for the year ended September 30, 2015 from 0.81% for the year ended September 30, 2014, reflecting continued low market interest rates. The average balance of interest-bearing liabilities decreased by $30.1 million, or 4.3%, to $677.4 million for the year ended September 30, 2015 compared to $707.5 million for the year ended September 30, 2014 as FHLB advances matured and were repaid and higher costing certificates of deposit acquired in FDIC acquisitions were reduced.
Interest expense on deposits decreased $528,000, or 16.2%, to $2.7 million for the year ended September 30, 2015 compared with $3.3 million for the year ended September 30, 2014. The decrease was due to a 6 basis point decrease in the average cost of deposits to 0.44% for fiscal year 2015, compared to 0.50% for the year ended September 30, 2014. The decrease in the average cost of interest-bearing deposits was largely due to lower market interest rates, an increase in the mix of lower costing demand deposits relative to higher costing certificates of deposit and the repricing downward of higher costing certificates of deposit. The average cost of our checking, savings and money market accounts remained relatively unchanged in the year ended September 30, 2015, while the average cost of our certificates of deposit declined 11 basis points to 0.94%. The average balance of certificates of deposit accounts fell 9.7%, or $24.5 million, for the year ended September 30, 2015, contributing to the $522,000 decline in associated interest expense.
Interest expense on Federal Home Loan Bank advances decreased $189,000 to $2.3 million for the year ended September 30, 2015, compared to $2.5 million for fiscal 2014, due to a decrease of $2.7 million, or 4.7%, in the average balance of advances. There was also a 14 basis point decrease in the average cost of advances for fiscal 2015 compared with fiscal 2014.
Net Interest Income. Net interest income increased $3.0 million, or 9.9%, to $32.9 million for the year ended September 30, 2015 compared to $29.9 million for the year ended September 30, 2014. The increase was primarily due to an increase in interest income of $2.2 million and a decrease in interest expense of $717,000.
Our net interest margin excluding the effects of purchase accounting increased 39 basis points to 3.26% for fiscal 2015 from 2.87% for fiscal 2014, while our net interest rate spread increased 47 basis points to 3.49% for fiscal 2015 from 3.02% for fiscal 2014. Net interest margin was 3.67% for fiscal 2015 compared with 3.22% for fiscal 2014. The average balance of loans receivable increased $74.8 million during fiscal 2015 to $662.3 million at September 30, 2015. Despite the increase loans receivable and interest income, loan interest income was negatively impacted by a slightly lower yield on loans in the current year compared to the prior year. Yield on loans was 5.13% for the year ended September 30, 2015 compared with 5.36% for fiscal 2014. Net interest income included $3.6 million of net purchase discount accretion income for the year ended September 30, 2015, compared to $3.1 million for year ended September 30, 2014.
The decrease in interest expense was primarily due to decreases of $24.5 million and $2.7 million in the average balances of certificates of deposits and FHLB advances, respectively, combined with an 6 basis point decline in the average cost of total interest bearing deposits to 0.44% for the year ended September 30, 2015 from 0.50% for the year ended September 30, 2014.
Provision for Loan Losses. The Company did not record a provision for loan losses in the year ended September 30, 2015 due to the trend of declining levels of charge-offs, along with an overall improvement in the loan portfolio in recent quarters. A net negative provision of $713,000 was recorded in fiscal 2014 due primarily to the release of allowance for loan losses associated with improved credit quality of acquired loans and the resolution of problem assets.
Net recoveries for the year ended September 30, 2015 was $18,000. The allowance for loan losses was $9.5 million, or 1.30% of total loans receivable, at September 30, 2015. Our nonperforming loans decreased slightly to $4.1 million at September 30, 2015, compared with the prior fiscal year end, despite a $108.4 million, or 17.9%, increase in net loans. As a result, our allowance as a percent of nonperforming loans increased to 229.85% at September 30, 2015, compared to 199.64% at September 30, 2014.
Noninterest Income. Noninterest income decreased $2.0 million, or 13.7%, to $12.3 million for the year ended September 30, 2015 from $14.3 million for the year ended September 30, 2014. The two primary contributing factors to this decrease were the write-off of the remaining FDIC indemnification asset of approximately $2.5 million related to the early termination of the loss share agreements with the FDIC in the fourth quarter of fiscal 2015 and a one-time true-up receipt from the completion and renegotiation of a processing contract of approximately $1.1 million in the prior fiscal year. Service charges and bankcard fees increased a total of $1.1 million, or 11.8%, to $10.5 million for the year ended September 30, 2015, compared to the prior fiscal year. As the use of bankcards increase due to the continued transition from paper to electronic transactions, we have experienced significant growth in third-party processing fees associated with this increased usage. Additionally, gain on the sale of loans and servicing released fees increased $508,000 as a result of increased volume of loans sold to FNMA during the year ended September 30, 2015.

	For the Three Months Ended
	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013
	(in thousands)
Service charges on deposit accounts	$1,691	$1,663	$1,513	$1,582	$1,552	$1,464	$1,372	$1,428
Bankcard fees	1,076	1,016	994	948	960	906	863	828
Gain on sale of loans and loan servicing release fees	459	435	352	367	366	298	266	172
Brokerage commissions	165	211	202	154	138	124	184	145
Bank owned life insurance	321	321	279	324	327	278	339	308
(Loss) gain on investment securities available for sale	—	—	(28)	1	—	201	—	—
FDIC receivable (impairment) accretion	(2,529)	20	27	47	(236)	68	83	(90)
Other	313	150	112	143	601	(103)	110	1,325
Total noninterest income	$1,496	$3,816	$3,451	$3,566	$3,708	$3,236	$3,217	$4,116
Noninterest Expense. Total noninterest expense increased slightly to $36.8 million for the year ended September 30, 2015 compared with $36.2 million for the year ended September 30, 2014. The 1.7% increase was due in part to increases in salaries and employee benefits of $949,000, or 4.8%, and other noninterest expense of $430,000, or 16.9%, for the year ended September 30, 2015, as compared to the year ended September 30, 2014. Other noninterest expense increased partially due to losses on debit card fraud during the year. These increases were predominantly offset by decreases in the net cost of OREO and legal and professional expenses of $398,000 and $300,000, respectively, for the year ended September 30, 2015.

	For the Three Months Ended
	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013
	(dollars in thousands)
Salaries and employee benefits	$5,586	$5,035	$5,078	$5,014	$5,241	$4,969	$4,852	$4,701
Occupancy	2,030	1,927	1,838	1,876	1,847	1,863	1,874	1,892
Legal and professional	404	352	385	241	372	369	387	554
Marketing	344	306	367	265	470	340	337	300
Furniture and equipment	278	229	224	151	177	226	158	166
Postage, office supplies, and printing	186	222	224	241	219	240	181	226
Core deposit intangible amortization expense	60	64	68	74	80	94	100	106
Federal insurance premiums and other regulatory fees	191	189	180	196	190	199	251	251
Net (benefit) cost of operations of other real estate owned	(19)	(30)	142	(57)	60	88	(2)	289
Other	922	757	557	735	738	647	442	715
Total noninterest expense	$9,982	$9,051	$9,063	$8,736	$9,394	$9,035	$8,580	$9,200
Income Taxes. Income taxes increased to $2.8 million for year ended September 30, 2015 from $2.7 million for the year ended September 30, 2014. Our effective tax rate was 33.49% for the year ended September 30, 2015 and 31.53% for the year ended September 30, 2014. The increase was related to the expiration of an unused deferred tax asset in the current fiscal year.

Comparison of Operating Results for the Years Ended September 30, 2014 and 2013
General. Net income decreased $301,000, or 4.8%, to $6.0 million for the year ended September 30, 2014 from $6.3 million for the year ended September 30, 2013. The decrease in net income for fiscal 2014 resulted primarily from a decrease in discount accretion and amortization of the FDIC loss share receivable, partially offset by an increase to noninterest income and decreases to both interest expense and provision for loan losses. Net interest income after provision for loan losses decreased $3.2 million, or 9.3%, to $30.6 million for the year ended September 30, 2014 from $33.8 million for the year ended September 30, 2013, primarily attributable to a $5.8 million decrease in discount accretion and amortization of the FDIC loss share receivable as well as a compression of loan and investment yields which caused a decrease in interest rate spread and net interest margin in fiscal

2014 as compared to fiscal 2013. Our provision for loan losses decreased $2.2 million for the year ended September 30, 2014 as compared to the prior year due to an overall improvement in the non-covered loan portfolio as well as improved credit quality and the resolution of problem assets in our covered loan portfolio. For the year ended September 30, 2014, our net interest margin decreased to 3.22% from 3.82% in the prior fiscal year due to lower interest rates related to interest-earning assets. Net interest margin, excluding accretion and amortization of loss share receivable, was 2.87% for the year ended September 30, 2014, compared with 2.82% for the year ended September 30, 2013. Noninterest income increased $2.6 million, or 22.52%, to $14.3 million for the year ended September 30, 2014 from $11.7 million for the year ended September 30, 2013, due primarily to an increase in bankcard and deposit fees as well as a one-time true-up receipt from the completion and renegotiation of a processing contract. Noninterest expense decreased slightly to $36.2 million for the year ended September 30, 2014 compared to $36.3 million for the year ended September 30, 2013. Noninterest expense experienced decreases in the net cost of OREO and other expenses, nearly offset by increases in salaries and employee benefits and federal deposit insurance premiums and other regulatory fees.
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
Provision for Covered Loan Losses. For the year ended September 30, 2014, the reversal of provision for covered loan losses was $1.0 million compared to a provision expense of $89,000 for the year ended September 30, 2013. The reversal of provision for covered loans for the year ended September 30, 2014 was primarily due to the release of allowance reserves due to improved credit quality and resolution of problem assets. If future losses occur due to declines in the market during the periods covered by loss share agreements, the losses on loans acquired from both NCB and MCB will be reimbursed at 95% and FNB at 80% based on the terms of the FDIC loss sharing agreements. At September 30, 2014, covered loans totaled $69.6 million and are net of $13.3 million in related nonaccretable and accretable discounts and allowances, compared with $109.0 million, net of $19.6 million in related nonaccretable and accretable discounts and allowances, at September 30, 2013.
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
Noninterest Expense. Total noninterest expense decreased slightly to $36.2 million for the year ended September 30, 2014 compared with $36.3 million for the year ended September 30, 2013. The decrease was due in part to a decrease in the net cost of OREO of $583,000 due to a $1.2 million decrease in provisions recorded for valuation allowances in the year ended September 30, 2014, as compared to the year ended September 30, 2013, and a decrease in other noninterest expense of $798,000 largely related to a write-down of an asset available for sale recorded in fiscal 2013.
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
We generally stop accruing interest income when we consider the timely collectability of interest or principal to be doubtful. We generally stop accruing for loans that are 90 days or more past due unless the loan is well secured and we determine that the ultimate collection of all principal and interest is not in doubt. When we designate loans as nonaccrual, we reverse all outstanding unpaid interest that we had previously credited. These loans remain on nonaccrual status until a regular pattern of timely payments is established.
Impaired loans are individually assessed to determine whether the carrying value exceeds the fair value of the collateral or the present value of the expected cash flows to be received. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are collectively evaluated for impairment.
Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO until it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at the lower of the related loan balance or its fair value as determined by an appraisal, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss reserve allocations, the difference is charged against the allowance for loan losses. Any subsequent write-down of OREO or loss at the time of disposition is charged against earnings.

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At September 30,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Nonaccrual loans: (1) (2)
1-4 family residential real estate	$1,470	$982	$1,508	$2,038	$5,793
Commercial real estate	2,513	2,370	1,121	772	5,340
Commercial	126	156	161	192	438
Real estate construction	—	—	—	—	26
Consumer and other loans	5	—	84	42	97
Total nonaccrual loans	4,114	3,508	2,874	3,044	11,694
Loans delinquent 90 days or greater and still accruing:
1-4 family residential real estate	14	517	47	402	—
Commercial real estate	—	215	—	—	—
Commercial	—	—	—	—	—
Real estate construction	—	—	—	—	—
Consumer and other loans	—	4	—	—	—
Total loans delinquent 90 days or greater and still accruing	14	736	47	402	—
Total nonperforming loans	$4,128	$4,244	$2,921	$3,446	$11,694
Other real estate owned: (3)
1-4 family residential real estate	1,104	1,671	4,087	3,872	2,517
Commercial real estate	2,307	2,519	6,579	12,233	12,499
Commercial	—	2,117	2,894	3,699	25
Real estate construction	—	493	1,062	4,206	13,724
Consumer and other loans	—	516	1,062	—	—
Total real estate owned	3,411	7,316	15,684	24,010	28,765
Total nonperforming assets	$7,539	$11,560	$18,605	$27,456	$40,459
Ratios:
Nonperforming loans as a percentage of total loans, gross (4)	0.57%	0.69%	0.49%	0.56%	1.75%
Nonperforming assets as a percentage of total assets (5)	0.73%	1.14%	1.71%	2.66%	3.45%
________________________________

(1)
Included in nonaccrual loans are $1.6 million, $1.7 million, $0.4 million, $0.5 million and $1.4 million of nonaccruing troubled debt restructured loans at September 30, 2015, 2014, 2013, 2012 and 2011, respectively.

(2)
Loans that were previously covered under loss share agreements with the FDIC and were greater than 90 days delinquent or otherwise considered nonperforming loans are excluded from this table due to the recognition of accretion income established at the time of acquisition.

(3)	Includes OREO covered by FDIC loss-sharing agreements at September 30, 2014, 2013, 2012 and 2011, in the amount of $5.6 million, $14.1 million, $21.9 million and $24.7 million, respectively.

(4)	Nonperforming loans as a percentage of total loans, gross, excluding acquired assets, for the years ended September 30, 2014, 2013, 2012 and 2011, were 0.77%, 0.61%, 0.79%, and 2.72%, respectively.

(5)	Nonperforming assets as a percentage of total assets, excluding acquired assets, for the years ended September 30, 2014, 2013, 2012 and 2011, were 0.65%, 0.49%, 0.69%, and 1.99%, respectively.
Nonperforming assets decreased $4.0 million during the year ended September 30, 2015 due primarily to a $3.9 million decrease in real estate owned combined with a slight decrease in nonperforming loans. We have 35 loans that remain nonperforming at September 30, 2015, and the largest nonperforming loan had a balance of $1.4 million at September 30, 2015 and was secured by commercial real estate.
For the years ended September 30, 2015 and 2014, interest income recognized on impaired loans was approximately $362,000 and $405,000, respectively. Additional gross interest income that would have been recorded had our impaired loans been current in accordance with their original terms was approximately $288,000 and $260,000, respectively, for the years ended September 30, 2015 and 2014.

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
Loans on nonaccrual status at the date of modification are initially classified as nonaccrual troubled debt restructurings. At September 30, 2015, we had $1.6 million in nonaccrual troubled debt restructurings. Loans on accruing status at the date of concession are initially classified as accruing troubled debt restructurings if the loan is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Troubled debt restructurings are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). At September 30, 2015, we had $6.0 million in accruing troubled debt restructurings. As of September 30, 2015, there was one loan in the amount of $109,000 that defaulted within twelve months of its restructure. The tables below show the number and amount of nonaccruing troubled debt restructurings at September 30, 2015, 2014 and 2013.

	Nonaccruing Troubled Debt Restructurings at September 30,
	2015		2014		2013
	Number	Amount	Number	Amount	Number	Amount
	(dollars in thousands)
1-4 family residential real estate	—	$—	—	$—	—	$—
Commercial real estate	2	1,607	2	1,673	3	439
Commercial	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—
Total nonaccruing troubled debt restructurings	2	$1,607	2	$1,673	3	$439
Delinquent Loans, Excluding Nonaccrual Loans. The following tables set forth certain information with respect to our loan portfolio delinquencies as to contractual payments, excluding nonaccrual loans (refer to preceding page for disclosure of nonaccrual loans), at the dates indicated.

	Loans Delinquent and Still Accruing For				Total
	30-89 Days		90 Days and Over (1)
	Number	Amount	Number	Amount	Number	Amount
At September 30, 2015	(dollars in thousands)
Loans receivable:
1-4 family residential real estate	24	$692	3	$32	27	$724
Commercial real estate	13	1,748	2	72	15	1,820
Commercial	4	95	—	—	4	95
Real estate construction	—	—	—	—	—	—
Consumer and other loans	12	45	—	—	12	45
Total loans	53	$2,580	5	$104	58	$2,684
________________________________

(1)
Previously covered loans in the amount of $90,000 are now reflected in the Greater than 90 Days Accruing columns. These loans which are accounted for under ASC 310-30 are reported as accruing loans due to the recognition of accretion income related to accretable discounts established at the time of acquisition.

	Loans Delinquent and Still Accruing For				Total
	30-89 Days		90 Days and Over (1)
	Number	Amount	Number	Amount	Number	Amount
At September 30, 2014	(dollars in thousands)
Loans receivable:
1-4 family residential real estate	35	$2,179	11	$1,331	46	$3,510
Commercial real estate	17	1,653	14	5,167	31	6,820
Commercial	5	421	3	552	8	973
Real estate construction	—	—	—	—	—	—
Consumer and other loans	6	31	1	4	7	35
Total loans	63	$4,284	29	$7,054	92	$11,338
________________________________

(1)
Loans that were covered at September 30, 2014 and greater than 90 days delinquent in the amount of $6.3 million are reflected in the Greater than 90 Days Accruing columns. These loans which are accounted for under ASC 310-30 are reported as accruing loans due to the recognition of accretion income related to accretable discounts established at the time of acquisition.

	Loans Delinquent and Still Accruing For				Total
	30-89 Days		90 Days and Over (1)
	Number	Amount	Number	Amount	Number	Amount
At September 30, 2013	(dollars in thousands)
Loans receivable:
1-4 family residential real estate	20	$1,251	11	$985	31	$2,236
Commercial real estate	30	3,453	25	6,927	55	10,380
Commercial	9	647	10	611	19	1,258
Real estate construction	1	37	—	—	1	37
Consumer and other loans	11	117	2	98	13	215
Total loans	71	$5,505	48	$8,621	119	$14,126
________________________________

(1)
Loans that were covered at September 30, 2013 and greater than 90 days delinquent in the amount of $8.6 million are reflected in the Greater than 90 Days Accruing columns. These loans which are accounted for under ASC 310-30 are reported as accruing loans due to the recognition of accretion income related to accretable discounts established at the time of acquisition.

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
We regularly review our asset portfolio to determine whether any assets require classification in accordance with our classification policy. We regularly monitor the value of underlying collateral on classified and nonperforming loans. This monitoring involves physical site inspection, consultation with real estate professionals, our knowledge of our markets, and assessing appraisal trends.
Potential problem loans are loans as to which management has serious doubts about the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention or substandard. Potential problem loans aggregated $42.4 million and $59.2 million at September 30, 2015 and 2014, respectively, with $5.2 million and $12.1 million classified special mention and $37.2 million and $47.1 million classified substandard at September 30, 2015 and 2014, respectively. Acquired loans at September 30, 2014 are included at 100% of their carrying value despite the Company only being responsible for the portion of the assets not covered by the FDIC.

The following table sets forth the aggregate amount of our classified assets at the dates indicated.

	At September 30,
	2015	2014	2013
	(in thousands)
Substandard assets:
Loans	$37,175	$30,232	$34,813
Other real estate owned	3,411	2,738	3,510
Repossessed assets	53	51	8
Securities (1)	—	—	6,605
Doubtful loans	—	—	114
Loss assets	—	—	—
Total classified assets (2)	$40,639	$33,021	$45,050
________________________________

(1)	Substandard securities represent certain non-investment grade investments.

(2)
For assets that were covered under loss sharing agreements with the FDIC at September 30, 2014 and 2013, only the portion of the assets that were not covered by the FDIC agreements is reflected. The remaining portion of the covered assets is not included because they were covered by FDIC loss sharing agreements and therefore were not considered a classified asset.

Our largest substandard loan relationship at September 30, 2015 was a $5.0 million loan relationship. As of September 30, 2015, all loans in the relationship are current and interest and taxes due have been paid. The loan relationship is collateralized by income producing properties in Alabama. We believe we are adequately collateralized, even at lower current real estate values.
Allowance for Loan Losses. The allowance for loan losses represents a reserve for probable loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans with particular emphasis on impaired, nonaccrual, past due and other loans that management believes require special attention. The determination of the allowance for loan losses is considered a critical accounting policy.
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
We have no loans for which there is known information about possible credit problems of borrowers that causes management to have serious doubts about their ability to comply with present loan repayment terms that are not currently disclosed as nonaccrual, past due, classified, underperforming, restructured or potential problem.
We incorporate certain refinements and improvements to the allowance for loan losses methodology from time to time. During the prior fiscal year, we made certain refinements in our allowance methodology. We increased the look back period of historical losses from 24 months to 84 months as net charge-offs for the seven year period ended September 30, 2014 were more reflective of a full credit cycle than the two year period ended September 30, 2014. In addition, some qualitative factors were removed and the loss allocation for qualitative risk factors was decreased. The change in the historical look back period more closely aligns the quantitative aspect of the allowance methodology with the risks inherent in a full credit cycle. During the current fiscal year, we made minor refinements to the qualitative risk factors but no significant changes to our allowance methodology. The adjustments in our methodology were not material to the overall allowance or provision for the years ended September 30, 2015 and 2014.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended September 30,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Balance at beginning of period	$9,471	$12,113	$18,531	$16,262	$25,350
Charge-offs:
1-4 family residential real estate	(138)	(383)	(279)	(1,294)	(907)
Commercial real estate	(353)	(764)	(5,144)	(7,468)	(12,414)
Commercial	(20)	(66)	(3,241)	(2,041)	(3,391)
Real estate construction	—	—	—	(31)	(360)
Consumer and other loans	(18)	(53)	(334)	(397)	(1,280)
Total charge-offs (1)	(529)	(1,266)	(8,998)	(11,231)	(18,352)
Recoveries:
1-4 family residential real estate	15	161	59	4	63
Commercial real estate	145	407	133	171	43
Commercial	317	311	146	613	1,437
Real estate construction	1	—	7	—	—
Consumer and other loans	69	8	3	7	21
Total recoveries	547	887	348	795	1,564
Net recoveries (charge-offs)	18	(379)	(8,650)	(10,436)	(16,788)
Provision for loan losses (2)	—	(2,263)	2,232	12,705	7,700
Balance at end of year	$9,489	$9,471	$12,113	$18,531	$16,262
Ratios: (3)
Net charge-offs as a percentage of average loans receivable (4)	0.00%	0.06%	1.48%	1.60%	2.82%
Allowance for loan losses as a percentage of nonperforming loans (5)	229.85%	223.15%	414.66%	537.80%	139.06%
Allowance for loan losses as a percentage of total loans receivable (6)	1.30%	1.53%	2.04%	3.02%	2.43%
________________________________

(1)
CharterBank’s primary regulator changed from the Office of Thrift Supervision to the Office of the Comptroller of the Currency during the latter part of the 2011 fiscal year. The Office of the Comptroller of the Currency’s policy is for the immediate charge-off of specific allowances on impaired loans, which increased our charge-offs by $1.2 million in 2012.

(2)
Prior to the early termination of the FDIC loss share agreements in the fourth quarter of fiscal 2015, only the Company’s loss share percentage of the provision for covered loan losses was recognized in the Statement of Income as a provision expense (benefit). The remainder was recorded as an increase (decrease) to the FDIC receivable for loss sharing agreements in the Statement of Financial Condition. For the years ended September 30, 2014, 2013, 2012 and 2011, the amount of provision expense (benefit) recognized in the Statement of Income was $(713,000), $1.5 million, $4.5 million and $2.9 million, respectively. For the years ended September 30, 2014, 2013, 2012 and 2011, the amount recorded as a (decrease) increase to the FDIC receivable was $(1.5 million), $742,000, $8.2 million, and $4.8 million, respectively.

(3)
Due to the early termination of the FDIC loss share agreements in the fourth quarter of fiscal 2015, ratios for the year ended September 30, 2015, include all previously covered assets with the exception of FAS ASC 310-30 loans that are excluded from nonperforming loans due to the ongoing recognition of accretion income established at the time of acquisition. Ratios for periods prior to September 30, 2015, represent non-covered data only.

(4)	Net charge-offs as a percentage of average loans receivable, excluding acquired assets, for the years ended September 30, 2014, 2013, 2012 and 2011, were 0.08%, 0.32%, 0.86%, and 0.48%, respectively.

(5)
Allowance for loan losses as a percentage of nonperforming loans, excluding acquired assets, for the years ended September 30, 2014, 2013, 2012 and 2011, were 199.64%, 280.32%, 237.69%, and 80.13%, respectively.

(6)
Allowance for loan losses as a percentage of total loans receivable, excluding acquired assets, for the years ended September 30, 2014, 2013, 2012 and 2011, were 1.55%, 1.70%, 1.87%, and 2.19%, respectively.

Allocation of Allowance for Loan Losses. At September 30, 2015, we had 93.9% of our total loan portfolio secured by real estate, with commercial real estate loans comprising 57.4% of the total loan portfolio, one- to four-family residential mortgage loans comprising 25.9% of the total loan portfolio, and construction loans comprising 10.6% of the total loan portfolio. We carefully monitor our commercial real estate loans since the repayment of these loans is generally dependent upon earnings from the collateral real estate or the liquidation of the real estate and is affected by national and local economic conditions. For many owner-occupied commercial real estate loans, debt service may be dependent upon cash flow from business operations. The residential category represents those loans we choose to maintain in our portfolio rather than selling into the secondary market. The residential loans held for sale category comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate and purchase price fixed so we take no credit or interest rate risk with respect to these loans.
An unallocated allowance is generally maintained in a range of 4% to 12% of the total allowance in recognition of the imprecision of the estimates. In times of greater economic downturn and uncertainty, the higher end of this range is provided. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.
The following tables set forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

	At September 30,
	2015		2014		2013
	Allowance for Loan Losses	Percent of Loans by Category to Total Loans	Allowance for Loan Losses	Percent of Loans by Category to Total Loans	Allowance for Loan Losses	Percent of Loans by Category to Total Loans
	(dollars in thousands)
1-4 family residential real estate	$709	25.9%	$980	26.5%	$982	22.6%
Commercial real estate	7,787	57.4	6,743	57.8	7,833	61.4
Commercial	474	5.2	426	4.6	811	4.9
Real estate construction	503	10.6	493	10.3	387	7.5
Consumer and other loans	16	0.9	45	0.8	1,187	3.6
Total allocated allowance	9,489	100.0%	8,687	100.0%	11,200	100.0%
Unallocated	—		784		913
Total	$9,489		$9,471		$12,113

	At September 30,
	2012		2011
	Allowance for Loan Losses	Percent of Loans by Category to Total Loans	Allowance for Loan Losses	Percent of Loans by Category to Total Loans
	(dollars in thousands)
1-4 family residential real estate	$1,075	19.4%	$690	17.2%
Commercial real estate	11,285	63.0	8,149	65.0
Commercial	3,769	6.1	4,646	6.6
Real estate construction	395	7.6	1,231	7.1
Consumer and other loans	1,255	3.9	718	4.1
Total allocated allowance	17,779	100.0%	15,434	100.0%
Unallocated	752		828
Total	$18,531		$16,262
Liquidity and Capital Resources
Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At September 30, 2015 and 2014, we had access to immediately available funds of approximately $180.5 million and $334.1 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit. Additionally, securities with lendable collateral value of $97.9 million and $23.6 million were available to be pledged at September 30, 2015 and 2014, respectively.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At September 30, 2015, cash and cash equivalents totaled $30.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $184.4 million at September 30, 2015. At September 30, 2015, we had $62.0 million in advances from the FHLB outstanding. However, based on available pledged and unpledged collateral other than cash, $82.4 million and $97.9 million, respectively, in additional advances were available as of September 30, 2015.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
At September 30, 2015, we had $1.8 million of new loan commitments outstanding, and $105.6 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $22.8 million of unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2015 totaled $125.9 million, or 17.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are the origination of loans and the purchase of securities. During the year ended September 30, 2015, we originated $423.7 million of loans and purchased $39.6 million of securities.
Financing activities consist primarily of additions to deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $21.7 million for the year ended September 30, 2015. The net increase represented increases in our transaction accounts and brokered deposits, partially offset by a reduction in our retail time deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provides an additional source of funds. Federal Home Loan Bank of Atlanta advances increased by $7.0 million to $62.0 million during the year ended September 30, 2015. At September 30, 2015, $50.0 million of the FHLB advances were fixed rate advances while the remaining $12.0 million were overnight borrowings with a variable rate. During 2015, the Company paid off $5.0 million of FHLB advances that matured in March 2015. Federal Home Loan Bank advances have been used primarily to fund loan demand and to purchase securities. Our current asset/liability management strategy has been to pay off Federal Home Loan Bank of Atlanta advances as cash is available and the advances mature.
CharterBank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2015, CharterBank exceeded all regulatory capital requirements. CharterBank is considered “well-capitalized” under regulatory guidelines. See Part I, Item 1 Business “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 15: Regulatory Matters in the Notes to our Consolidated Financial Statements.

The table of regulatory compliance with capital requirements for CharterBank is presented below.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2015
Total risk-based capital (to risk-weighted assets)	$177,322	21.71%	$65,350	8.00%	$81,687	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	167,834	20.55	49,012	6.00	65,350	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets) (1)	167,834	20.55	36,759	4.50	53,097	6.50
Tier 1 leverage (to average assets)	167,834	16.04	41,857	4.00	52,321	5.00
September 30, 2014
Total risk-based capital (to risk-weighted assets)	$186,154	27.90%	$53,368	8.00%	$66,710	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	177,801	26.65	26,684	4.00	40,026	6.00
Tier 1 leverage (to average assets)	177,801	17.67	40,255	4.00	50,318	5.00
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
Contractual Obligations. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2015. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments. Fixed rates on loans ranged from 3.25% to 4.38% as of September 30, 2015.

	Payments Due by Period
	One year or less	Years two and three	Years four and five	More than five years	Total
	(in thousands)
Contractual obligations:
Loan commitments to originate mortgage loans	$1,813	$—	$—	$—	$1,813
Loan commitments to fund construction loans in process	72,958	—	—	—	72,958
Available unadvanced lines of credit on commercial loans	9,652	—	—	—	9,652
Loan commitments to fund commercial real estate loans in process	32,639	—	—	—	32,639
Available home equity and unadvanced lines of credit	13,176	—	—	—	13,176
Letters of credit	1,219	—	—	—	1,219
Lease agreements	730	495	272	129	1,626
Certificates of deposit	125,946	59,573	48,182	—	233,701
FHLB advances	37,000	—	25,000	—	62,000
Total	$295,133	$60,068	$73,454	$129	$428,784
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
We have emphasized commercial real estate lending, and to a lesser extent, one- to four-family residential lending. Our sources of funds include retail deposits, Federal Home Loan Bank advances and wholesale deposits. We employ several strategies to manage the interest rate risk inherent in our mix of assets and liabilities, including:

•	selling fixed-rate mortgages we originate to the secondary market, generally on a servicing released basis;

•	maintaining the diversity of our existing loan portfolio by originating commercial real estate and consumer loans, which typically have adjustable rates and shorter terms than residential mortgages;

•	emphasizing investments with adjustable interest rates;

•	maintaining fixed-rate borrowings from the Federal Home Loan Bank of Atlanta; and

•	increasing retail transaction deposit accounts, which typically have long durations.
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
Extension risk, or lower prepayments causing loans to have longer average lives, is our primary exposure to higher interest rates. Faster prepayment of loans and investing the funds from prepayments in mortgage loans and securities at lower interest rates which results in a lower net interest income is our primary exposure to declining market interest rates.
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
The table below sets forth, as of September 30, 2015, our calculation of the estimated changes in CharterBank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present Value of Assets (3)(4)
	(dollars in thousands)
300	$204,114	$(11,794)	(5.5)%	20.0%	(1.1)%
200	$208,096	$(7,811)	(3.6)%	20.3%	(0.8)%
100	$212,022	$(3,885)	(1.8)%	20.7%	(0.4)%
—	$215,908	$—	—%	21.1%	—%
(100)	$210,410	$(5,497)	(2.5)%	20.6%	(0.5)%
________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the difference between the present value of an institution’s assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at September 30, 2015, in the event of a 200 basis point increase in interest rates, we would experience a 3.6% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 2.5% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of September 30, 2015, we were in compliance with our Board approved policy limits.
The effects of interest rates on net portfolio value and net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in these computations. Although some assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in market interest rates. Rates on other types of assets and liabilities may lag behind changes in market interest rates. Assets, such as adjustable-rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset. After a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making the calculations set forth above. Additionally, increased credit risk may result if our borrowers are unable to meet their repayment obligations as interest rates increase.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Charter Financial Corporation
We have audited Charter Financial Corporation’s internal control over financial reporting as of September 30, 2015 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Charter Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Charter Financial Corporation and subsidiary as of September 30, 2015 and 2014, and for each of the years in the three-year period ended September 30, 2015, and our report dated December 11, 2015, expressed an unqualified opinion on those consolidated financial statements.
/s/ Dixon Hughes Goodman LLP
December 11, 2015
Atlanta, GA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Charter Financial Corporation
We have audited the accompanying consolidated statements of financial condition of Charter Financial Corporation and subsidiary as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Financial Corporation and subsidiary as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal controls over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 11, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Dixon Hughes Goodman LLP
December 11, 2015
Atlanta, GA

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015	September 30, 2014
Assets
Cash and amounts due from depository institutions	$9,921,822	$10,996,959
Interest-earning deposits in other financial institutions	20,421,403	88,465,994
Cash and cash equivalents	30,343,225	99,462,953
Loans held for sale, fair value of $1,444,042 and $2,090,469	1,406,902	2,054,722
Investment securities available for sale	184,404,089	188,743,273
Federal Home Loan Bank stock	3,515,600	3,442,900
Loans receivable	725,673,178	617,219,716
Unamortized loan origination fees, net	(1,423,456)	(1,382,106)
Allowance for loan losses	(9,488,512)	(9,470,897)
Loans receivable, net	714,761,210	606,366,713
Other real estate owned	3,410,538	7,315,791
Accrued interest and dividends receivable	2,668,406	2,459,347
Premises and equipment, net	19,660,012	20,571,541
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	157,226	423,676
Cash surrender value of life insurance	48,423,510	47,178,128
FDIC receivable for loss sharing agreements	—	10,531,809
Deferred income taxes	5,674,095	8,231,002
Other assets	8,329,239	9,254,001
Total assets	$1,027,079,334	$1,010,361,138
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$738,855,076	$717,192,200
FHLB advances	62,000,000	55,000,000
Advance payments by borrowers for taxes and insurance	1,745,753	1,312,283
Other liabilities	19,547,895	11,901,786
Total liabilities	822,148,724	785,406,269
Stockholders’ equity:
Common stock, $0.01 par value; 16,027,654 shares issued and outstanding at September 30, 2015 and 18,261,388 shares issued and outstanding at September 30, 2014	160,277	182,614
Preferred stock, $0.01 par value; 50,000,000 shares authorized at September 30, 2015 and September 30, 2014	—	—
Additional paid-in capital	95,355,054	119,586,164
Unearned compensation – ESOP	(5,551,193)	(5,984,317)
Retained earnings	114,362,386	111,924,543
Accumulated other comprehensive income (loss)	604,086	(754,135)
Total stockholders’ equity	204,930,610	224,954,869
Total liabilities and stockholders’ equity	$1,027,079,334	$1,010,361,138

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2015	2014	2013
Interest income:
Loans receivable	$36,375,782	$35,003,936	$38,815,683
Mortgage-backed securities and collateralized mortgage obligations	3,050,233	3,612,636	3,194,733
Federal Home Loan Bank stock	142,947	134,795	122,893
Other investment securities available for sale	617,677	72,336	175,150
Interest-earning deposits in other financial institutions	93,432	331,045	328,010
Amortization of FDIC loss share receivable	(2,387,205)	(3,507,017)	—
Total interest income	37,892,866	35,647,731	42,636,469
Interest expense:
Deposits	2,727,372	3,255,032	4,242,848
Borrowings	2,285,550	2,474,733	3,118,271
Total interest expense	5,012,922	5,729,765	7,361,119
Net interest income	32,879,944	29,917,966	35,275,350
Provision for loan losses	—	(712,560)	1,489,444
Net interest income after provision for loan losses	32,879,944	30,630,526	33,785,906
Noninterest income:
Service charges on deposit accounts	6,449,248	5,815,479	5,316,448
Bankcard fees	4,032,421	3,556,754	2,437,968
(Loss) gain on investment securities available for sale	(27,209)	200,704	249,517
Bank owned life insurance	1,245,382	1,252,246	993,961
Gain on sale of loans and loan servicing release fees	1,612,335	1,103,586	1,334,330
Brokerage commissions	732,336	590,255	588,493
FDIC receivable for loss sharing agreements (impairment) accretion	(2,434,903)	(174,291)	33,235
Other	719,620	1,932,277	698,922
Total noninterest income	12,329,230	14,277,010	11,652,874
Noninterest expenses:
Salaries and employee benefits	20,712,215	19,763,210	18,458,664
Occupancy	7,670,236	7,476,771	7,302,944
Legal and professional	1,382,300	1,681,667	1,922,817
Marketing	1,282,226	1,445,963	1,294,251
Federal insurance premiums and other regulatory fees	755,872	891,615	589,999
Net cost of operations of real estate owned	35,562	434,433	1,016,960
Furniture and equipment	881,465	727,627	828,652
Postage, office supplies and printing	872,837	865,853	1,082,231
Core deposit intangible amortization expense	266,451	380,210	476,423
Other	2,972,536	2,542,841	3,340,922
Total noninterest expenses	36,831,700	36,210,190	36,313,863
Income before income taxes	8,377,474	8,697,346	9,124,917
Income tax expense	2,805,312	2,742,213	2,868,500
Net income	$5,572,162	$5,955,133	$6,256,417
Basic net income per share	$0.35	$0.29	$0.30
Diluted net income per share	$0.34	$0.28	$0.30
Weighted average number of common shares outstanding	15,717,421	20,591,302	20,629,531
Weighted average number of common and potential common shares outstanding	16,399,831	21,101,388	20,792,089

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2015	2014	2013

Net income	$5,572,162	$5,955,133	$6,256,417
Reclassification adjustment for net losses (gains) realized in net income, net of taxes of $(10,503), $77,471 and $96,313, respectively	16,706	(123,233)	(153,204)
Net unrealized holding gains (losses) on investment and mortgage securities available for sale arising during the period, net of taxes of $843,362, $759,860 and $(1,188,031), respectively	1,341,515	1,208,691	(1,889,769)
Comprehensive income	$6,930,383	$7,040,591	$4,213,444

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock
	Number of shares	Amount	Additional paid-in capital	Treasury stock	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at September 30, 2012	19,859,219	$198,592	$73,483,605	$(39,362,686)	$(3,571,121)	$111,568,998	$203,380	$142,520,768
Net income	—	—	—	—	—	6,256,417	—	6,256,417
Dividends paid, $0.35 per share	—	—	—	—	—	(7,684,129)	—	(7,684,129)
Elimination of First Charter, MHC entity	—	—	229,564	—	—	—	—	229,564
Change in other comprehensive income	—	—	—	—	—	—	(2,042,973)	(2,042,973)
Allocation of ESOP common stock	—	—	31,592	—	179,282	—	—	210,874
Interest capitalization into ESOP loan	—	—	—	—	(50,279)	—	—	(50,279)
Effect of restricted stock awards	—	—	(700,380)	753,422	—	—	—	53,042
Stock option expense	—	—	69,581	—	—	—	—	69,581
Issuance of common stock in offering	2,892,995	28,930	98,615,608	39,772,779	(3,038,831)	—	—	135,378,486
Repurchase of shares and conversion expenses	—	—	—	(1,163,515)	—	—		(1,163,515)
Balance at September 30, 2013	22,752,214	$227,522	$171,729,570	$—	$(6,480,949)	$110,141,286	$(1,839,593)	$273,777,836
Net income	—	—	—	—	—	5,955,133	—	5,955,133
Dividends paid, $0.20 per share	—	—	—	—	—	(4,171,876)	—	(4,171,876)
Change in other comprehensive income	—	—	—	—	—	—	1,085,458	1,085,458
Allocation of ESOP common stock	—	—	96,225	—	496,632	—	—	592,857
Effect of restricted stock awards	—	—	662,747	—	—	—	—	662,747
Stock option expense	—	—	291,512	—	—	—	—	291,512
Issuance of common stock, restricted stock	360,751	3,608	(3,608)	—	—	—	—	—
Repurchase of shares	(4,851,577)	(48,516)	(53,190,282)	—	—	—	—	(53,238,798)
Balance at September 30, 2014	18,261,388	$182,614	$119,586,164	$—	$(5,984,317)	$111,924,543	$(754,135)	$224,954,869
Net income	—	—	—	—	—	5,572,162	—	5,572,162
Dividends paid, $0.20 per share	—	—	—	—	—	(3,134,319)	—	(3,134,319)
Change in other comprehensive income	—	—	—	—	—	—	1,358,221	1,358,221
Allocation of ESOP common stock	—	—	128,135	—	433,124	—	—	561,259
Effect of restricted stock awards	—	—	792,619	—	—	—	—	792,619
Stock option expense	—	—	330,995	—	—	—	—	330,995
Issuance of common stock, restricted stock	2,265	23	(23)	—	—	—	—	—
Repurchase of shares	(2,235,999)	(22,360)	(25,482,836)	—	—	—	—	(25,505,196)
Balance at September 30, 2015	16,027,654	$160,277	$95,355,054	$—	$(5,551,193)	$114,362,386	$604,086	$204,930,610

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2015	2014	2013
Cash flows from operating activities:
Net income	$5,572,162	$5,955,133	$6,256,417
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for non-acquired loan losses	—	300,000	1,400,000
Provision for acquired loan losses	—	(1,012,560)	89,444
Provision for FDIC receivable impairment	2,541,571	521,637	642,461
Depreciation and amortization	1,523,576	1,395,958	1,571,998
Deferred income tax expense (benefit)	1,857,217	2,560,568	(3,615,234)
Accretion and amortization of premiums and discounts, net	1,331,456	2,010,148	2,853,471
Accretion of fair value discounts related to acquired loans	(5,945,546)	(6,593,660)	(8,922,874)
Accretion of fair value discounts related to FDIC receivable	(106,668)	(347,347)	(675,696)
Amortization of FDIC loss share receivable	2,387,205	3,507,017	—
Write down of asset held for sale	87,500	—	—
Gain on sale of loans and loan servicing release fees	(1,612,335)	(1,103,586)	(1,334,330)
Proceeds from sale of loans	64,715,797	43,420,429	50,753,062
Originations and purchases of loans held for sale	(62,455,642)	(42,514,172)	(48,584,616)
Loss (gain) on sale of mortgage-backed securities, collateralized mortgage obligations and other investments	27,209	(200,704)	(249,517)
Write down of real estate owned	246,891	523,104	1,683,342
Gain on sale of real estate owned	(397,392)	(298,170)	(581,662)
Gain on sale of fixed assets	(7,500)	—	—
Restricted stock award expense	792,619	662,747	53,042
Stock option expense	330,995	291,512	69,581
Increase in cash surrender value of bank owned life insurance	(1,245,382)	(1,252,246)	(993,961)
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(209,059)	269,555	512,418
(Increase) decrease in other assets	905,410	(647,711)	(6,960,193)
Increase (decrease) in other liabilities	8,207,370	1,383,037	3,485,939
Net cash provided by (used in) operating activities	18,547,454	8,830,689	(2,546,908)
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	14,024,154	9,906,708	21,057,155
Principal collections on investment securities available for sale	23,907,354	24,782,146	45,166,950
Purchase of investment securities available for sale	(39,599,793)	(23,863,931)	(111,194,047)
Proceeds from maturities or calls of investment securities available for sale	6,774,050	15,385,400	13,531,500
Proceeds from redemption of FHLB stock	437,300	497,400	1,377,900
Purchase of FHLB stock	(510,000)	—	—
Net (increase) decrease in loans receivable	(105,753,423)	(25,733,580)	4,170,927
Net decrease in FDIC receivable	5,266,794	15,710,013	7,960,683
Principal reductions of OREO	58,891	180,089	—
Proceeds from sale of real estate owned	7,676,904	14,509,181	21,802,548
Proceeds from sale of premises and equipment	7,500	547,030	—
Purchase of bank owned life insurance	—	(6,100,000)	(5,000,000)
Purchase of premises and equipment	(413,744)	(383,563)	(393,834)
Net cash provided by (used in) investing activities	(88,124,013)	25,436,893	(1,520,218)
Cash flows from financing activities:
Purchase of treasury stock and conversion expense	—	—	(1,163,515)
First Charter elimination	—	—	(277,307)
Repurchase of shares	(25,505,196)	(53,238,798)	—
Issuance of common stock in offering	—	—	135,378,486
Dividends paid	(3,134,319)	(4,171,876)	(7,684,129)
Increase (decrease) in deposits	21,662,876	(34,104,468)	(48,964,878)
Proceeds from Federal Home Loan Bank advances	12,000,000	—	—

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended September 30,
	2015	2014	2013
Principal payments on Federal Home Loan Bank advances	(5,000,000)	(5,000,000)	(21,000,000)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	433,470	258,032	402,730
Net cash provided by (used in) financing activities	456,831	(96,257,110)	56,691,387
Net increase (decrease) in cash and cash equivalents	(69,119,728)	(61,989,528)	52,624,261
Cash and cash equivalents at beginning of period	99,462,953	161,452,481	108,828,220
Cash and cash equivalents at end of period	$30,343,225	$99,462,953	$161,452,481
Supplemental disclosures of cash flow information:
Interest paid	$4,973,645	$5,747,739	$7,160,946
Income taxes paid (recovered)	409,920	(81,290)	10,060,110
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$3,237,134	$6,527,381	$17,311,926
Write down of real estate owned reimbursed by the FDIC	(830,225)	1,330,943	6,948,020
Gain on real estate sold payable to the FDIC	1,273,132	1,349,676	4,214,243
Provision for acquired loan losses reimbursed by the FDIC	—	—	743,443
Issuance of common stock under stock benefit plan	561,259	592,857	210,874
Interest capitalization into ESOP loan	—	—	(50,279)
Unrealized gain (loss) on investment securities available for sale, net	1,358,221	1,085,458	(2,042,973)

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies
On April 8, 2013, Charter Financial Corporation, a Maryland corporation (“Charter Financial” or the “Company”), completed its conversion and reorganization pursuant to which First Charter, MHC, a federally chartered mutual holding company, was converted to the stock holding company form of organization. Charter Financial sold 14,289,429 shares of common stock at $10.00 per share, for gross offering proceeds of $142.9 million in its stock offering. CharterBank (the “Bank”), as of April 8, 2013, was 100% owned by Charter Financial and Charter Financial was 100% owned by public stockholders. Concurrent with the completion of the offering, shares of common stock of Charter Financial Corporation, the former federally chartered corporation (“Charter Federal”), were converted into the right to receive 1.2471 shares of Charter Financial’s common stock for each share of Charter Federal common stock that was owned immediately prior to completion of the transaction. Cash in lieu of fractional shares was paid based on the offering price of $10.00 per share. As a result of the offering and the exchange on April 8, 2013, Charter Financial had 22,752,214 shares outstanding. Also, as of April 8, 2013, Charter Federal and First Charter, MHC ceased to exist. As part of the elimination, the net asset position of First Charter, MHC, in the amount of $229,564, was assumed by Charter Financial. Any reference to the Company following April 8, 2013 refers to Charter Financial Corporation, a Maryland corporation. In regards to weighted average shares outstanding, share and per share amounts held by the public prior to April 8, 2013, have been restated to reflect the completion of the second-step conversion at a conversion ratio of 1.2471 unless noted otherwise.
Charter Federal, the federally chartered corporation, was established in October 2001 to be the holding company for the Bank in connection with the Bank’s reorganization from a federal mutual savings and loan association into the two-tiered mutual holding company structure. Charter Federal's business activity was the ownership of the outstanding capital stock of CharterBank.
The consolidated financial statements of Charter Financial Corporation and subsidiary include the financial statements of Charter Financial Corporation and its wholly owned subsidiary, CharterBank. All intercompany accounts and transactions have been eliminated in consolidation. The term “Company” will denote, as applicable, Charter Financial or Charter Federal depending on the context.
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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the estimates used for fair value acquisition accounting and, previously, the FDIC receivable for loss sharing agreements, and the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, and collateralized mortgage obligations. In connection with the determination of the allowance for loan losses and the value of OREO, management obtains independent appraisals for significant properties. In connection with the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, and collateralized mortgage obligations, management obtains fair value estimates by independent quotations, assesses current credit ratings and related trends, reviews relevant delinquency and default information, assesses expected cash flows and coverage ratios, assesses the relative strength of credit support from less senior tranches of the securities, reviews average credit score data of underlying mortgages, and assesses other current data. The severity and duration of an impairment and the likelihood of potential recovery of an impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value.
A substantial portion of the Company’s loans are secured by real estate located in its market area. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in the real estate market conditions of this market area.

Certain reclassifications of 2013 and 2014 balances have been made to conform to classifications used in 2015. These reclassifications did not change net income or total stockholders' equity.

(b)	Cash and Cash Equivalents
Cash and cash equivalents, as presented in the consolidated financial statements, include amounts due from other depository institutions and interest-bearing deposits in other financial institutions. Generally, interest-bearing deposits in other financial institutions are for one-day periods.

(c)	Investments, Collateralized Loan Obligations, Mortgage-Backed Securities, Collateralized Mortgage Obligations, and Federal Home Loan Bank Stock
Investments, collateralized loan obligations, mortgage-backed securities, and collateralized mortgage obligations available for sale are reported at fair value, as determined by pricing services. The pricing service valuations are reviewed by management for reasonableness. Investment in stock of the Federal Home Loan Bank (“FHLB”) is required of every federally insured financial institution, which utilizes its services. The investment in FHLB stock is carried at cost and such stock is evaluated for any potential impairment.
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
Previously, loans covered under loss sharing agreements with the FDIC (“Covered Loans”) were reported in loans exclusive of the expected reimbursement from the FDIC as it was not contractually embedded in the loans and loss sharing was not transferable with the loans should a decision be made to dispose of them. Covered Loans were initially recorded at fair value at the acquisition date and were continually reviewed for collectability based on the expectation of cash flows on these loans. Prospective losses incurred on Covered Loans were eligible for partial reimbursement by the FDIC under loss sharing agreements. Subsequent decreases in the amount expected to be collected resulted in a provision for credit losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent significant increases in the amount expected to be collected resulted in the reversal of any previously recorded provision for credit losses and related allowance for loan and lease losses and adjustments to the FDIC receivable. Decreases in credit losses expected to occur within the loss share term reduced the amount collectible from the FDIC and increased the amount collectible from customers in the form of prospective accretion on loans. Increases in the portion of indemnification asset collectible from customers were amortized to income. Periodic amortization represented the amount that was expected to result in symmetrical recognition of pool-level accretion and amortization over the shorter of 1) the life of the loan or 2) the life of the shared loss agreement. Interest was accrued daily on the outstanding principal balances of non-impaired loans. Despite the early termination of all loss share agreements with the FDIC during the fourth quarter of fiscal 2015, see Note 5: FDIC Receivable for Loss Share Agreements, accretable discounts related to certain fair value adjustments are still being accreted into income over the estimated lives of the loans on a level yield basis.
Covered Loans which were more than 90 days past due with respect to contractual interest or principal, unless they were well secured and in the process of collection, and other covered loans on which full recovery of principal or interest was in doubt, were placed on nonaccrual status as to contractual interest.
Prior to the termination of the FDIC loss share agreements in the fourth quarter of fiscal 2015, certain expenses relating to covered assets of external parties such as legal, property taxes, insurance, and the like were partially reimbursed by the FDIC. Subsequent to the termination of the agreements, the Bank is responsible for 100% of these expenditures as well as 100% of all losses on loans and OREO. Conversely, the Bank benefits from 100% of all of recoveries on loans and gains on OREO.

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

(f)	Other Real Estate Owned
Real estate acquired through foreclosure, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at the lower of cost or fair value, less disposal costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. While initial fair value is determined by independent third parties, management may subsequently reassess these valuations and apply additional discounts if necessary. When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized and charged to the allowance for loan losses. Subsequent write-downs are charged to a separate allowance for losses pertaining to OREO, established through provisions for estimated losses on OREO charged to operations. Based upon management’s evaluation of the real estate acquired through foreclosure, additional expense is recorded when necessary in an amount sufficient to reflect any estimated declines in fair value. Gains and losses recognized on the disposition of the properties are recorded in noninterest expense in the consolidated statements of income.
Previously, other real estate acquired through foreclosure covered under loss sharing agreements with the FDIC was reported exclusive of expected reimbursement cash flows from the FDIC. Subsequent decreases to the estimated recoverable value of covered other real estate resulted in a reduction of covered other real estate, and a charge to other expense, and an increase in the FDIC receivable for the estimated amount to be reimbursed, with a corresponding amount recorded in noninterest expense.
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

(h)	Receivable from FDIC for Loss Sharing Agreements
Under loss sharing agreements with the FDIC, the Bank recorded a receivable from the FDIC equal to the reimbursable portion of the estimated losses in the covered loans and other real estate acquired. Prior to the early termination of all loss share agreements with the FDIC during the fourth quarter of fiscal 2015, see Note 5: FDIC Receivable for Loss Share Agreements, the receivable was measured separately from the covered assets acquired as it was not contractually embedded in the loans and not transferable with the loans should a decision be made to dispose of them. The receivable was recorded at the present value of the estimated cash flows using discount rates of approximately 4% for NCB, 1.5% for MCB, and 2% for FNB at the date of the respective acquisition and was reviewed and updated prospectively as loss estimates related to covered loans and other real estate acquired through foreclosure changed. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss share reimbursements from the FDIC. Certain adjustments to the receivable were recorded over the lesser of the remaining life of applicable covered loans or the term of loss sharing. Most third party expenses on real estate and covered loans were covered under the loss sharing agreements and the cash flows from the reimbursable portion were included in the estimate of cash flows.

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

Fees for servicing loans for investors are based on the outstanding principal balance of the loans serviced and are recognized as income when earned. The value of our servicing portfolio is periodically independently evaluated.

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
Comprehensive income for the Company consists of net income for the period, unrealized holding gains and losses on investments, mortgage-backed securities, collateralized mortgage-backed securities, and collateralized mortgage obligations classified as available for sale, net of income taxes, and certain reclassification adjustments. For the periods ended September 30, 2015 and 2014, there were no items reclassified out of other comprehensive income with the exception of realized gains/losses on securities available for sale. Items reclassified out of comprehensive income are included within non-interest income on the consolidated statements of income for all periods presented.

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
The Company tests its goodwill for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the implied fair value of the goodwill is less than the goodwill’s carrying value. Impairment losses, if incurred, would be charged to operating expense. For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit. The Company performed a qualitative assessment and determined that it was more likely than not that the fair value of the reporting unit was greater than the carrying amount at September 30, 2015.

(m)	Stock-Based Compensation
The Company recognizes the estimated fair value of such equity instruments as expense as services are performed. The Company recognizes the total cost of the Company’s share based awards equal to the grant date fair value as expense on a straight line basis over the service periods of the awards.

(n)	Income Per Share
Basic net income per share is computed on the weighted average number of shares outstanding. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options and restricted shares, determined using the treasury stock method.

	Years Ended September 30,
	2015	2014	2013
Numerator:
Net income	$5,572,162	$5,955,133	$6,256,417
Denominator:
Weighted average common shares outstanding	15,717,421	20,591,302	20,629,531
Common stock equivalents	682,410	510,086	162,558
Diluted shares	$16,399,831	$21,101,388	$20,792,089
Net income per share:
Basic	$0.35	$0.29	$0.30
Diluted	$0.34	$0.28	$0.30

(o)	Employee Stock Ownership Plan (ESOP)
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

(p)	Bank Owned Life Insurance
The Company owns life insurance policies to provide for the payment of death benefits related to existing deferred compensation and supplemental income plans maintained for the benefit of certain executives and directors of the Company. The total cash surrender value amounts of such policies at September 30, 2015 and 2014 was $48,423,510 and $47,178,128, respectively. The Company recorded, as income, increases to the cash surrender value of $1,245,382, $1,252,246, and $993,961, for the years ended September 30, 2015, 2014, and 2013, respectively.

(q)	Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date.  The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the provisions of this amendment to determine the potential impact the new standard will have on the Company's consolidated financial statements as it relates to future business combinations.
In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, to clarify the SEC staff's position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15 is effective upon issuance for all entities. The Company is currently evaluating this guidance to determine the impact on the Company's consolidated financial statements.
In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure. This standard provides guidance on how holders of certain government-guaranteed loans (e.g., mortgage loans guaranteed by the FHA or VA) should present such loans upon foreclosure. Specifically, the ASU provides that, upon foreclosure, government-guaranteed loans within the scope of the standard should be derecognized and re-recognized as a separate other receivable (i.e., a receivable from the government entity guaranteeing the loan). The standard does not require any new disclosures about such loans. ASU 2014-14 is effective for the Company for annual and interim periods beginning after December 15, 2014, and did not have a material impact on the Company’s balance sheet or results of operations.
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
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was to be effective for annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, deferring the effective date for the standard to reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact this standard will have on its balance sheet and results of operations.

Note 2: Goodwill and Other Intangible Assets
Goodwill and other intangible assets include cost in excess of net assets acquired and core deposit intangibles recorded in connection with certain acquisitions. Management tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The core deposit intangibles are being amortized over the average remaining life of the acquired customer deposits, ranging from five to thirteen years. The Company recorded amortization expense related to the core deposit intangible of $266,451, $380,210, and $476,423 for the years ended September 30, 2015, 2014, and 2013, respectively.
At September 30, 2015 and 2014, intangible assets are summarized as follows:

	September 30,
	2015	2014

Goodwill	$4,325,282	$4,325,282

Core deposit intangible	$3,369,449	$3,369,449
Less accumulated amortization	3,212,223	2,945,773
Other intangible assets, net of amortization	$157,226	$423,676

Amortization expense for the core deposit intangible for the next five years as of September 30, 2015 is as follows:

Year Ending September 30,
2016	$132,887
2017	24,339
2018	—
2019	—
2020	—
$157,226

Note 3: Securities Available for Sale
Securities available for sale are summarized as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$39,637,499	$59,751	$(201,133)	$39,496,117
Mortgage-backed securities:
FHLMC certificates	35,533,446	485,501	(27,505)	35,991,442
FNMA certificates	97,676,102	787,507	(245,560)	98,218,049
GNMA certificates	1,553,500	5,095	—	1,558,595
Collateralized mortgage obligations:
FHLMC	36,571	2,643	—	39,214
FNMA	61,929	1,386	—	63,315
Private-label mortgage securities: (1)
Investment grade	1,068,490	4,040	(41,214)	1,031,316
Split rating (2)	880,802	—	(5,386)	875,416
Non-investment grade	7,040,469	179,372	(89,216)	7,130,625
Total	$183,488,808	$1,525,295	$(610,014)	$184,404,089
________________________________

(1)	Credit ratings are current as of September 30, 2015.

(2)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Tax-free municipals	$13,430,732	$26,471	$—	$13,457,203
Mortgage-backed securities:
FHLMC certificates	44,036,704	359,644	(370,420)	44,025,928
FNMA certificates	119,445,041	499,772	(1,666,436)	118,278,377
GNMA certificates	1,595,029	102,815	—	1,697,844
Collateralized mortgage obligations:
FHLMC	49,425	4,071	—	53,496
FNMA	78,152	2,004	—	80,156
Private-label mortgage securities:
Investment grade	1,485,804	8,941	(47,887)	1,446,858
Split rating (1)	1,090,524	3,583	—	1,094,107
Non-investment grade	8,674,491	45,243	(110,430)	8,609,304
Total	$189,885,902	$1,052,544	$(2,195,173)	$188,743,273
________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.
Proceeds from called or matured securities available for sale during the years ended September 30, 2015, 2014 and 2013 were $6.8 million, $15.4 million, and $13.5 million, respectively. Proceeds from sales of securities available for sale during years ended September 30, 2015, 2014, and 2013 were $14.0 million, $9.9 million, and $21.1 million, respectively. Gross realized gains on the sale of these securities were $2,507, $202,053, and $252,483, for the years ended September 30, 2015, 2014 and 2013, respectively and gross realized losses were $29,716, $1,349 and $2,966, for the years ended September 30, 2015, 2014 and 2013, respectively.
The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due within one year	$—	$—
Due from one year to five years	4,451,647	4,420,980
Due after five years	35,185,852	35,075,137
Mortgage-backed securities	143,851,309	144,907,972
Total	$183,488,808	$184,404,089
The Company’s investment in FHLB stock was $3.5 million and $3.4 million at September 30, 2015 and 2014, respectively. The investment in FHLB stock is carried at cost because it is considered a restricted stock investment with no readily determinable market value. As of September 30, 2015, the investment in FHLB stock represented approximately 0.34% of total assets and the amortized cost and fair value of this investment are equal. In determining the carrying amount of the FHLB stock, the Company evaluated the ultimate recoverability of the par value. The Company has reviewed the assessments by rating agencies, which have concluded that debt ratings are likely to remain unchanged and the FHLB has the ability to absorb economic losses, given the expectation that the various FHLB Banks have a very high degree of government support.
Furthermore, the Company currently has sufficient liquidity or has access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount. For the reasons above, the Company concluded that the investment in FHLB stock is not other-than-temporarily impaired as of September 30, 2015 and ultimate recoverability of the par value of this investment is probable.
Securities available for sale with an aggregate carrying value of $103.0 million at September 30, 2015, were available to be pledged to secure FHLB advances, however no securities were pledged at year end to secure FHLB advances. Securities available for sale with an aggregate carrying value of $101.7 million at September 30, 2014, were pledged to secure FHLB advances.

Securities available for sale in a continuous unrealized loss position for less than 12 months at September 30, 2015 are as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$19,912,486	$(201,133)	$19,711,353
Mortgage-backed securities:
FHLMC certificates	16,021,392	(27,505)	15,993,887
FNMA certificates	35,454,134	(116,303)	35,337,831
Total	$71,388,012	$(344,941)	$71,043,071

	September 30, 2014
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FNMA certificates	$6,164,452	$(2,285)	$6,162,167
Collateralized mortgage obligations:
Private-label mortgage securities	1,900,526	(59,509)	1,841,017
Total	$8,064,978	$(61,794)	$8,003,184
Securities available for sale that have been in a continuous unrealized loss position for greater than 12 months at September 30, 2015 and 2014 are as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FNMA certificates	$21,182,347	$(129,257)	$21,053,090
Collateralized mortgage obligations:
Private-label mortgage securities	3,250,506	(135,816)	3,114,690
Total	$24,432,853	$(265,073)	$24,167,780

	September 30, 2014
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FHLMC certificates	$18,849,864	$(370,420)	$18,479,444
FNMA certificates	77,274,838	(1,664,152)	75,610,686
Collateralized mortgage obligations:
Private-label mortgage securities	4,188,449	(98,807)	4,089,642
Total	$100,313,151	$(2,133,379)	$98,179,772
At September 30, 2015, the Company had approximately $136,000 of gross unrealized losses on private-label mortgage securities with aggregate amortized cost of approximately $3.3 million. During the years ended September 30, 2015 and 2014, the Company did not record any other-than-temporary impairment charges. Other than previously stated, the Company is projecting that it will receive essentially all contractual cash flows so there is no break in yield or additional other-than-temporary impairment.
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
The Company previously recognized $380,000 in credit losses on its investment portfolio. The Company recorded no such credit losses during the years ended September 30, 2015, 2014 or 2013.
The following table shows issuer-specific information, including current par value, book value, fair value, credit rating and unrealized gain (loss) for the Company’s portfolio of non-agency collateralized mortgage obligations as of September 30, 2015.

Cusip	Description	Credit Rating (1)			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Amortized Cost	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch	(dollars in thousands)
Investment Grade
36228FQF6	GSR 2003-4F 1A2	n/a	AA+	BBB	$—	$153	$153	$155	$2
55265KL80	MASTR 2003-8 4A1	n/a	A+	A	—	151	150	152	2
86359BVF5	SARM 2004-6 3A3	n/a	A+	n/a	—	765	765	724	(41)
	Total				—	1,069	1,068	1,031	(37)
Split Rating
17307GDL9	CMLTI 2004-HYB1 A31	Ba3	n/a	BBB	—	881	881	875	(6)
	Total				—	881	881	875	(6)
Non-Investment Grade
576433UQ7	MARM 2004-13 B1	NR	CCC	n/a	380	3,059	2,679	2,852	173
576433VN3	MARM 2004-15 4A1	B3	n/a	B	—	1,604	1,604	1,515	(89)
576433QD1	MARM 2004-7 5A1	Ba3	BB	n/a	—	2,758	2,757	2,764	7
	Total				380	7,421	7,040	7,131	91
	Grand Total				$380	$9,371	$8,989	$9,037	$48
________________________________

(1)	Credit ratings are current as of September 30, 2015.
There was a minor downgrade to one of the investment grade securities during the year ended September 30, 2015. All other credit ratings remained unchanged on the non-agency collateralized mortgage obligations.
Changes in accumulated other comprehensive income by component for the years ended September 30, 2015, 2014 and 2013 are shown in the table below. All amounts are net of tax. The line item affected in the consolidated statements of income by the reclassified amounts is gain on securities available for sale.

	Unrealized Gain/Loss on Available-for-Sale Securities
	Years Ended September 30,
	2015	2014	2013

Beginning balance	$(754,135)	$(1,839,593)	$203,380
Other comprehensive income/loss before reclassifications	1,341,515	1,208,691	(1,889,769)
Amounts reclassified from accumulated other comprehensive income/loss to loss (gain) on investment securities available for sale	16,706	(123,233)	(153,204)
Net current-period other comprehensive income/loss	1,358,221	1,085,458	(2,042,973)
Ending balance	$604,086	$(754,135)	$(1,839,593)

Note 4: Loans and Allowance for Loan Losses
Loans outstanding, by class, are summarized in the following table:

	September 30, 2015	September 30, 2014

1-4 family residential real estate	$188,043,631	$163,655,971
Commercial real estate	416,575,608	356,642,469
Commercial	37,444,399	28,298,116
Real estate construction	77,217,378	63,485,411
Consumer and other	6,392,162	5,137,749
Total loans, gross (1)	725,673,178	617,219,716
Unamortized loan origination fees, net	(1,423,456)	(1,382,106)
Allowance for loan losses	(9,488,512)	(9,470,897)
Total loans, net	$714,761,210	$606,366,713
________________________________

(1)
Included in the loan balances at September 30, 2014, are $70.6 million of acquired loans that were covered under loss share agreements with the FDIC prior to the termination of these agreements in the fourth quarter of fiscal 2015.

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
Commercial real estate loans are generally made by the Company to entities in Georgia, Alabama, Florida and adjoining states and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and generally requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2015, approximately 21.0% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.
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
The Company also originates first and second mortgage loans and home equity lines of credit secured by one- to four-family residential properties within Georgia, Alabama and the Florida panhandle. Management currently originates mortgages at all branch locations, but utilizes a centralized processing location to reduce the underwriting risk. The Company originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate 30 year conforming loans are generally originated for resale into the secondary market and loans that are non-conforming due to property exceptions and that have adjustable rates are generally retained in the Company’s portfolio. The non-conforming loans originated are not considered to be subprime loans and the amount of subprime and low documentation loans held by the Company is not material. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance. At September 30, 2015, the Company had $17.4 million of home equity lines of credit and second mortgage loans.
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
Nonaccrual and Past Due Loans. An aging analysis of past due loans, segregated by class of loans, at September 30, 2015 and 2014 was as follows:

	September 30, 2015	September 30, 2014

Current	$718,875,005	$602,373,557
Accruing past due loans:
30-89 days past due
1-4 family residential real estate	692,019	2,178,243
Commercial real estate	1,748,329	1,653,943
Commercial	94,602	420,344
Real estate construction	—	—
Consumer and other	44,951	31,306
Total 30-89 days past due	2,579,901	4,283,836
90 days or greater past due (1)
1-4 family residential real estate	32,217	1,330,897
Commercial real estate	72,273	5,167,270
Commercial	—	551,721
Real estate construction	—	—
Consumer and other	—	4,354
Total 90 days or greater past due	104,490	7,054,242
Total accruing past due loans	2,684,391	11,338,078
Nonaccruing loans: (2)
1-4 family residential real estate	1,469,088	982,087
Commercial real estate	2,513,204	2,369,520
Commercial	126,432	156,474
Real estate construction	—	—
Consumer and other	5,058	—
Nonaccruing loans	4,113,782	3,508,081
Total loans	$725,673,178	$617,219,716
________________________________

(1)
Previously covered loans in the amount of $90,226 and $6.3 million at September 30, 2015 and 2014, respectively, are regarded as accruing loans and included in this section. These loans which are accounted for under ASC 310-30 are reported as accruing loans because of accretable discounts established at the time of acquisition.

(2)
Previously covered loans in the amount of $4.8 million and $19.7 million at September 30, 2015 and 2014, respectively, are regarded as accruing loans and excluded from the nonaccrual section due to the ongoing recognition of accretion income established at the time of acquisition.

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
Impaired loans for the periods ended September 30, 2015 and 2014, segregated by class of loans are presented below. At September 30, 2015 and 2014, there was no recorded allowance for loan losses on impaired loans.

			Year Ended September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Average Investment in Impaired Loans	Interest Income Recognized

1-4 family residential real estate	$1,621,663	$2,166,477	$1,694,775	$14,472
Commercial real estate	8,421,326	10,406,885	8,611,964	346,819
Commercial	126,432	241,581	158,547	298
Real estate construction	—	—	—	—
Total impaired loans	$10,169,421	$12,814,943	$10,465,286	$361,589
The recorded investment in accruing troubled debt restructured loans at September 30, 2015 totaled $6.0 million and is included in the impaired loan table above.

			Year Ended September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Average Investment in Impaired Loans	Interest Income Recognized

1-4 family residential real estate	$1,550,777	$2,077,942	$1,737,505	$31,656
Commercial real estate	8,687,088	10,510,893	9,196,747	373,711
Commercial	156,474	205,625	188,458	—
Real estate construction	—	—	—	—
Total impaired loans	$10,394,339	$12,794,460	$11,122,710	$405,367
The recorded investment in accruing troubled debt restructured loans at September 30, 2014 totaled $6.2 million and is included in the impaired loan table above.
For the years ended September 30, 2015 and 2014, the following tables present a breakdown of the types of concessions determined to be troubled debt restructurings (“TDRs”) during the period by loan class:

	Accruing Loans			Nonaccrual Loans
	Year Ended September 30, 2015			Year Ended September 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
1-4 family residential real estate	1	$109,369	$88,184	—	$—	$—
Commercial real estate	—	—	—	1	116,734	116,734
Total	1	$109,369	$88,184	1	$116,734	$116,734

	Accruing Loans			Nonaccrual Loans
	Year Ended September 30, 2014			Year Ended September 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
Commercial real estate	6	$1,503,789	$1,503,789	—	$—	$—
Total	6	$1,503,789	$1,503,789	—	$—	$—
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
At September 30, 2015, restructured loans with a modified balance of $6,046,433 were accruing and $1,607,035 were nonaccruing. At September 30, 2014, restructured loans with a modified balance of $6,154,420 were accruing and $1,673,375 were nonaccruing.
As of September 30, 2015, there was one loan in the amount of $108,861 that defaulted within twelve months of its restructure. There were no loans that defaulted within twelve months of their restructure at September 30, 2014.
Acquired Impaired Loans. The following table documents changes in the accretable discount on acquired credit impaired loans during the years ended September 30, 2015 and 2014:

	September 30,
	2015	2014

Balance, beginning of period	$5,843,697	$4,673,371
Loan accretion	(5,874,337)	(6,558,534)
Transfer from nonaccretable difference	3,421,928	7,728,860
Balance, end of period	$3,391,288	$5,843,697
The following table presents the outstanding balances and related carrying amounts for all purchase credit impaired loans at the periods ended September 30, 2015, 2014 and 2013:

	September 30,
	2015	2014	2013

Contractually required payments receivable	$31,522,816	$53,387,933	$83,717,371
Carrying amount	27,353,545	40,188,562	53,861,644
Credit Quality Indicators. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including the level of classified loans, net charge-offs, nonperforming loans (see details above) and the general economic conditions in its market areas.

The Company utilizes a risk grading to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 8. The risk grade for each individual loan is determined by the loan officer and other approving officers at the time of loan origination and is changed from time to time to reflect an ongoing assessment of loan risk. Risk grades are reviewed on specific loans monthly for all delinquent loans as a part of monthly meetings held by the Loan Committee, quarterly for all nonaccrual and special reserve loans, and annually as part of the Company’s internal loan review process. In addition, individual loan risk grades are reviewed in connection with all renewals, extensions and modifications. A description of the general characteristics of the 8 risk grade factors is as follows:

•
Grade 1 (Virtual Absence of Credit Risk) – Loans graded 1 are substantially risk-free. They are characterized by loans to borrowers with unquestionable financial strength and a long history of solid earnings performance or loans collateralized by cash or equivalent liquidity may be included here. Loans secured, within margin, by readily marketable collateral may also be graded 1 provided the relationship meets all other characteristics of the grade.

•
Grade 2 (Minimal Credit Risk) – Loans graded 2 are above average quality and will carry all credit attributes of a Grade 3 loan as well as unquestionably strong balance sheets and exhibit secondary repayment sources which would allow for repayment of the debt within a reasonable period of time.

•
Grade 3 (Average Credit Risk) – Loans graded 3 are of average credit quality, are properly structured and documented. Financial data is current and documents adequate revenue, cash flow, and satisfactory payment history to indicate that financial condition is satisfactory. Grade 3 loans have properly margined collateral. Repayment terms are realistic, clearly defined and based upon a primary, identifiable source of repayment. Grade 3 loans meet bank product guidelines.

•
Grade 4 (Acceptable Credit Risk) – Loans graded 4 will be performing credits and will not necessarily represent weakness. Loans most commonly graded 4 will likely include loans with parameter(s) that fall outside of a product guideline.

•
Grade 5 (Special Mention) – A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

•
Grade 6 (Substandard) – A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

•
Grade 7 (Doubtful) – An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•
Grade 8 (Loss) – Assets classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this essentially worthless asset even though partial recovery may be effected in the future.

The following table presents the risk grades of the loan portfolio, segregated by class of loans:
September 30, 2015

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$182,991,645	$380,049,378	$36,697,618	$77,217,378	$6,363,643	$683,319,662
Special Mention (5)	704,509	4,461,662	12,406	—	—	5,178,577
Substandard (6)	4,347,477	32,064,568	734,375	—	28,519	37,174,939
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total loans	$188,043,631	$416,575,608	$37,444,399	$77,217,378	$6,392,162	$725,673,178

September 30, 2014

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$159,206,616	$305,085,838	$25,213,817	$63,485,411	$5,029,601	$558,021,283
Special Mention (5)	693,038	10,899,198	539,957	—	—	12,132,193
Substandard (6)	3,756,317	40,657,433	2,544,342	—	108,148	47,066,240
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total loans	$163,655,971	$356,642,469	$28,298,116	$63,485,411	$5,137,749	$617,219,716
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
The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time. During the prior fiscal year, the Company made certain refinements in its allowance methodology. The Company increased the look back period of historical losses from 24 months to 84 months as net charge-offs for the seven year period ended September 30, 2014 were more reflective of a full credit cycle than the two year period ended September 30, 2014. In addition, some qualitative factors were removed and the loss allocation for qualitative risk factors was decreased for the period ending September 30, 2014. The change in the historical look back period more closely aligns the quantitative aspect of the Company's allowance methodology with the risks inherent in a full credit cycle. During the current fiscal year, the Company made minor refinements to the qualitative risk factors but no significant changes to its allowance methodology. The adjustments in the Company's methodology were not material to the overall allowance or provision for the years ended September 30, 2015 and 2014.
An unallocated allowance is generally maintained in a range of 4% to 12% of the total allowance in recognition of the imprecision of the estimates and other factors. In times of greater economic downturn and uncertainty, the higher end of this range is provided.
The Company maintained its allowance for loan losses for the years ended September 30, 2015 and 2014 in response to inconsistent economic conditions, net charge-offs/recoveries, financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. However, the Company did not make a provision in year ended September 30, 2015 due to the long term trend of declining net charge-offs and overall improvement in the credit quality of the loan portfolio.
The following tables are a summary of transactions in the allowance for loan losses by portfolio segment for the years ended September 30, 2015 and 2014:

	Year Ended September 30, 2015
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$980,265	$6,743,105	$426,438	$492,903	$44,538	$783,648	$9,470,897
Charge-offs	(138,340)	(351,841)	(20,348)	—	(18,483)	—	(529,012)
Recoveries	15,050	145,338	316,665	864	68,710	—	546,627
Provision (1)	(148,304)	1,250,563	(249,413)	9,345	(78,543)	(783,648)	—
Ending balance	$708,671	$7,787,165	$473,342	$503,112	$16,222	$—	$9,488,512
Amounts allocated to:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Other loans not individually evaluated	708,671	7,787,165	473,342	503,112	16,222	—	9,488,512
Ending balance	$708,671	$7,787,165	$473,342	$503,112	$16,222	$—	$9,488,512
Loans:
Amounts collectively evaluated for impairment	$182,841,754	$385,614,400	$36,084,518	$77,217,378	$6,392,162		$688,150,212
Amounts individually evaluated for impairment	1,621,663	8,421,326	126,432	—	—		10,169,421
Amounts related to loans acquired with deteriorated credit quality	3,580,214	22,539,882	1,233,449	—	—		27,353,545
Ending balance	$188,043,631	$416,575,608	$37,444,399	$77,217,378	$6,392,162		$725,673,178
________________________________

(1)
Prior to the early termination of the FDIC loss share agreements in the fourth quarter of fiscal 2015, only the Company’s loss share percentage of the provision for covered loan losses was recognized in the Statement of Income as a provision expense (benefit). The remainder was recorded as an increase (decrease) to the FDIC receivable for loss sharing agreements in the Statement of Financial Condition.

	Year Ended September 30, 2014
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$981,917	$7,833,353	$810,783	$387,302	$1,187,175	$912,644	$12,113,174
Charge-offs	(382,992)	(764,230)	(65,848)	—	(52,664)	—	(1,265,734)
Recoveries	161,015	406,701	310,520	—	7,746	—	885,982
Provision (1)	220,325	(732,719)	(629,017)	105,601	(1,097,719)	(128,996)	(2,262,525)
Ending balance	$980,265	$6,743,105	$426,438	$492,903	$44,538	$783,648	$9,470,897
Amounts allocated to:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Other loans not individually evaluated	980,265	6,743,105	426,438	492,903	44,538	783,648	9,470,897
Ending balance	$980,265	$6,743,105	$426,438	$492,903	$44,538	$783,648	$9,470,897
Loans:
Amounts collectively evaluated for impairment	$157,237,428	$314,507,882	$26,269,763	$63,485,411	$5,136,331		$566,636,815
Amounts individually evaluated for impairment	1,550,777	8,687,088	156,474	—	—		10,394,339
Amounts related to loans acquired with deteriorated credit quality	4,867,766	33,447,499	1,871,879	—	1,418		40,188,562
Ending balance	$163,655,971	$356,642,469	$28,298,116	$63,485,411	$5,137,749		$617,219,716
________________________________

(1)
Prior to the early termination of the FDIC loss share agreements in the fourth quarter of fiscal 2015, only the Company’s loss share percentage of the provision for covered loan losses was recognized in the Statement of Income as a provision expense (benefit). The remainder was recorded as an increase (decrease) to the FDIC receivable for loss sharing agreements in the Statement of Financial Condition. As of September 30, 2014, the amount of provision benefit recognized in the Statement of Income was $(712,560) and the amount recorded as a decrease to the FDIC receivable was $(1,549,967).

The Company also serviced mortgage loans primarily for others with aggregate principal balances of $50,201,266, $14,264,243, and $8,116,349 at September 30, 2015, 2014, and 2013, respectively. See Note 10: Borrowings for loans pledged as collateral.
Loans to certain executive officers, directors, and their associates totaled $313,916 and $414,195 at September 30, 2015 and 2014, respectively. Management believes that such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk nor present other unfavorable features.
The following is a summary of activity with respect to such aggregate loans to these individuals and their associates and affiliated companies:

	September 30,
	2015	2014

Beginning balance	$414,195	$683,995
New loans	—	—
Repayments	(100,279)	(269,800)
Ending balance	$313,916	$414,195

Note 5: FDIC Receivable for Loss Share Agreements
In the fourth quarter of fiscal 2015, the Bank entered into an agreement with the FDIC to terminate the Bank's loss share agreements related to Neighborhood Community Bank (“NCB”), McIntosh Commercial Bank (“MCB”) and The First National Bank of Florida (“FNB”). A net $2.5 million loss was recognized in the consolidated statement of income as a result of the early termination of the loss share coverage as of September 30, 2015.

The following table presents a summary of the calculation of the loss recognized as a result of the termination of the FDIC loss share agreements:

Year Ended
September 30, 2015

Net cash received from FDIC to settle loss share agreements	$1,806,902
FDIC loss share receivable	(4,348,473)
Loss on termination of FDIC loss share	(2,541,571)
Net accretion of FDIC receivable fair value adjustment during the period	106,668
FDIC receivable for loss sharing agreements impairment	$(2,434,903)
The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to previously covered purchased loans and previously covered acquired OREO during the years ended September 30, 2015 and 2014:

	September 30,
	2015	2014

Balance, beginning of period	$10,531,809	$29,941,862
Payments received from FDIC	(2,925,377)	(10,954,707)
Accretion of fair value adjustment	106,668	347,347
Impairment	(2,541,571)	(521,637)
Amortization	(2,387,205)	(3,507,017)
Recovery of previous loss reimbursements	(2,853,185)	(6,762,304)
Reduction in previous loss estimates	—	(1,549,967)
Provision for estimated losses on covered assets recognized in noninterest expense	830,225	1,426,762
External expenses qualifying under loss share agreements	1,045,538	2,111,470
Net cash received from FDIC to settle loss share agreements	(1,806,902)	—
Balance, end of period	$—	$10,531,809

Note 6: Accrued Interest and Dividends Receivable
At September 30, 2015 and 2014, accrued interest and dividends receivable are summarized as follows:

	September 30,
	2015	2014

Loans receivable	$2,150,898	$1,921,304
Mortgage-backed securities, collateralized mortgage-backed securities and collateralized mortgage obligations	319,177	383,382
Other investment securities	198,331	154,661
Total	$2,668,406	$2,459,347

Note 7: Other Real Estate Owned
The following is a summary of transactions in OREO:

	September 30,
	2015	2014	2013

Balance, beginning of period	$7,315,791	$15,683,882	$24,009,961
Real estate acquired through foreclosure of loans receivable	3,237,134	6,527,381	17,311,926
Proceeds from real estate sold	(7,676,904)	(14,509,181)	(21,802,548)
Provision for losses on real estate owned recognized in noninterest expense	(246,891)	(523,104)	(1,683,342)
Gain on sale of real estate owned recognized in noninterest expense	397,392	298,170	581,662
Gain on real estate sold payable to the FDIC	1,273,132	1,349,676	4,214,243
Increase of FDIC receivable for loss sharing agreements	(830,225)	(1,330,943)	(6,948,020)
Principal reductions	(58,891)	(180,090)	—
Balance, end of period (1)	$3,410,538	$7,315,791	$15,683,882
________________________________

(1)
Includes other real estate covered by FDIC loss-sharing agreements at September 30, 2015, 2014 and 2013, in the amount of $0, $5,557,927and $14,068,846, respectively. The Company terminated the agreements with the FDIC in the fourth quarter of 2015. See Note 5: FDIC Receivable for Loss Share Agreements, for further details.

Included in the table above is approximately $1.1 million of foreclosed residential real estate property at September 30, 2015. Additionally, the company had approximately $449,900 of consumer mortgage loans collateralized by residential real estate in the process of foreclosure at September 30, 2015.

Note 8: Premises and Equipment
Premises and equipment at September 30, 2015 and 2014 is summarized as follows:

	September 30,
	2015	2014

Land	$5,594,684	$5,695,620
Buildings and improvements	17,906,166	17,827,322
Furniture, fixtures, and equipment	6,870,872	6,552,436
Construction in progress	—	18,398
Premises and equipment, gross	30,371,722	30,093,776
Less accumulated depreciation	10,711,710	9,522,235
Premises and equipment, net	$19,660,012	$20,571,541
Depreciation expense for premises and equipment for the years ended September 30, 2015, 2014, and 2013, was $1,257,125, $1,015,748, and $1,095,575, respectively. During the year ended September 30, 2014, the Company transferred select assets with a value of $295,134 and accumulated depreciation of $19,250 from premises and equipment to assets available for sale. These assets were subsequently sold in the fourth quarter of fiscal 2014.

Note 9: Deposits
At September 30, 2015 and 2014, deposits are summarized as follows:

	September 30, 2015					September 30, 2014
	Amount	Range of interest rates			Weighted average interest rates	Amount	Range of interest rates			Weighted average interest rates

Demand and money market accounts	$454,588,153	0.00	-	0.51%	0.15%	$437,761,938	0.00	-	1.49%	0.13%
Savings deposits	50,565,695	0.02	-	0.03%	0.03%	48,485,932	0.02	-	0.02%	0.02%
Time deposits by original term:
Time deposits $100,000 and over	127,432,939	0.03	-	2.97%	0.97%	110,420,672	0.05	-	3.63%	1.30%
Other time deposits:
12 months or less	67,330,274	0.03	-	2.58%	0.51%	82,595,338	0.03	-	3.70%	0.80%
13-36 months	24,640,456	0.15	-	1.75%	0.84%	26,873,267	0.15	-	2.58%	0.98%
37 months or more	14,297,559	0.40	-	2.08%	1.20%	11,055,053	0.40	-	1.46%	1.09%
Total deposits	738,855,076				0.36%	717,192,200				0.43%
Accrued interest payable	65,449					20,886
Total	$738,920,525					$717,213,086
Accrued interest payable is included in other liabilities in the consolidated statements of financial condition.
Historically, the Company accepted out of market time deposits from various credit unions and/or brokers as a source of funds. The balance of the broker deposits was $35.6 million at September 30, 2015, and there were no credit union deposits at September 30, 2015. The Company had no broker deposits or credit union deposits at September 30, 2014.

At September 30, 2015, scheduled maturities of time deposits are as follows:

2016	$125,946,372
2017	31,612,476
2018	27,960,317
2019	17,672,821
2020 and thereafter	30,509,242
Total	$233,701,228
Interest expense on deposits for the years ended September 30, 2015, 2014, and 2013 is summarized as follows:

	Years Ended September 30,
	2015	2014	2013

Demand and money market accounts	$579,628	$584,810	$693,756
Savings deposits	9,993	10,446	23,300
Time deposits	2,137,751	2,659,776	3,525,792
Total interest expense on deposits	$2,727,372	$3,255,032	$4,242,848
Deposits of certain officers, directors, and their associates totaled $3.8 million and $2.4 million at September 30, 2015 and 2014, respectively. Management believes that such deposits have substantially the same terms as those for comparable transactions with other unrelated parties.

Note 10: Borrowings
At September 30, 2015 and 2014, borrowings are summarized as follows:

	September 30,
	2015	2014

Federal Home Loan Bank advances	$62,000,000	$55,000,000
Total borrowings	$62,000,000	$55,000,000
FHLB advances at September 30, 2015 and 2014 are summarized by year of maturity in the table below:

	September 30, 2015			September 30, 2014
	Amount	Range of interest rates	Weighted average interest rates	Amount	Range of interest rates	Weighted average interest rates

Less than one year	$37,000,000	0.36-4.33%	3.04%	$5,000,000	3.99%	3.99%
One to two years	—	—	—	25,000,000	4.33	4.33
Two to three years	—	—	—	—	—	—
Three to four years	25,000,000	4.30	4.30	—	—	—
Four to five years	—	—	—	25,000,000	4.30	4.30
Thereafter	—	—	—	—	—	—
Total	$62,000,000		3.55%	$55,000,000		4.29%
During 2015, the Company paid off $5.0 million of FHLB advances that matured in March 2015. Additionally, during 2014, the Company paid off $5.0 million of FHLB advances that matured in March 2014.
At September 30, 2015, the Company pledged, under a blanket floating collateral lien with the FHLB, all stock of the FHLB, certain qualifying first mortgage loans with unpaid principal balances totaling $121.2 million and certain commercial real estate loans with unpaid principal balances totaling $60.1 million.
At September 30, 2015, $50.0 million of the FHLB advances were fixed rate advances while the remaining $12.0 million were overnight borrowings with a variable rate. The Company’s FHLB advances include $25.0 million of advances that are callable by the FHLB under certain circumstances. Of the $62.0 million of total advances from the FHLB, $50.0 million are subject to prepayment penalties.
At September 30, 2015, the Company had available line of credit commitments with the FHLB totaling $301.2 million, of which $62.0 million was advanced and $239.2 million was available at September 30, 2015 based on total assets. However, based on actual collateral pledged, $82.4 million was available along with securities available for sale with lendable collateral value of $97.9 million that were also available to be pledged. At September 30, 2015, the Company had an available line of credit based on the collateral available of $67.7 million with the Federal Reserve Bank of Atlanta.
Interest expense on borrowings for the years ended September 30, 2015, 2014, and 2013, is summarized as follows:

	Years Ended September 30,
	2015	2014	2013
Federal Home Loan Bank
Bank advances	$2,285,550	$2,474,733	$3,118,271
Total	$2,285,550	$2,474,733	$3,118,271

Note 11: Income Taxes
Income tax expense (benefit) attributable to income from continuing operations for the years ended September 30, 2015, 2014, and 2013 consists of:

	Years Ended September 30,
	2015	2014	2013
Federal
Current	$863,198	$103,108	$6,045,389
Deferred	1,683,054	2,372,006	(3,270,355)
Total federal tax expense	2,546,252	2,475,114	2,775,034
State
Current	84,897	78,537	438,345
Deferred	174,163	188,562	(344,879)
Total state tax expense	259,060	267,099	93,466
Total income tax expense	$2,805,312	$2,742,213	$2,868,500
The difference between the actual total provision for federal and state income taxes and federal income taxes computed at the statutory rate of 35% for the years ended September 30, 2015, 2014, and 2013 is summarized as follows:

	Years Ended September 30,
	2015	2014	2013

Computed “expected” tax expense	$2,932,116	$3,044,071	$3,193,721
Increase (decrease) in tax expense resulting from:
State income taxes, net of federal tax effect	168,389	173,614	60,753
Tax-exempt income	(456,866)	(493,552)	(367,327)
Tax attribute expiration	349,982	—	—
Market value appreciation of ESOP shares	62,727	49,005	33,952
Management retirement plan	(20,462)	(7,053)	(12,884)
Other, net	(230,574)	(23,872)	(39,715)
Income tax expense	$2,805,312	$2,742,213	$2,868,500
The effective tax rate for the years ended September 30, 2015, 2014, and 2013, was 33.49%, 31.53%, and 31.44%, respectively.
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
Based upon the level of historical taxable income and projections for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefit of these deductible differences at September 30, 2015.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2015 and 2014 are presented below:

	September 30,
	2015	2014
Deferred tax assets:
Allowance for loan losses	$3,691,032	$3,296,142
Deferred compensation	1,667,317	1,688,178
Stock compensation expense	990,831	892,415
Real estate acquired through foreclosure	1,037,169	121,146
State credits	402,218	269,441
Investment securities market adjustment for tax reporting	5,019	45,608
FDIC transactions	—	2,022,495
Other-than-temporary impairment	—	1,195,528
Net unrealized holding losses on securities available for sale	—	388,494
Other	1,524,103	1,526,235
Total gross deferred tax assets	9,317,689	11,445,682
Deferred tax liabilities:
Deferred loans cost, net	899,947	714,079
Depreciation	2,267,598	2,339,530
Net unrealized holding gains on securities available for sale	311,196	—
Other	164,853	161,071
Total gross deferred tax liabilities	3,643,594	3,214,680
Net deferred tax assets	$5,674,095	$8,231,002
The Company adopted the accounting standard relating to accounting for uncertainty in income taxes during 2009. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations. An audit by the Internal Revenue Service of First Charter, MHC, Charter Federal and CharterBank’s federal income taxes for 2009 to 2011 was completed in fiscal 2013. Tax years 2012, 2013 and 2014 are subject to examination by the Internal Revenue Service. Tax years 2012 through 2014 are subject to examination by state taxing authorities in Georgia, Alabama and Florida. The Company had no material uncertain tax positions at September 30, 2015 and 2014.
There was no unrecognized tax benefit as of September 30, 2015, 2014 or 2013.

Note 12: Employee Benefits
The Company has a 401(k) Profit Sharing Plan and Trust (the Plan) which covers substantially all of its employees. The Company has no match of employee contributions to the Plan.
The Company has a short-term incentive plan which covers substantially all employees. For the years ended September 30, 2015, 2014, and 2013, the Company expensed $2,816,473, $1,793,522, and $1,505,329, respectively, related to the incentive plans which is recorded in salaries and employee benefits in the consolidated statements of income.
The Company has a 2002 stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. For options granted under the 2002 stock option plan, when granted, the options vest over periods up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 882,876 shares for the plan of which 81,241 have been issued or retired upon the exercise of the option granted under the plan, 646,972 are granted and outstanding and no shares were available to be granted at September 30, 2015 within this plan. All share and share amounts related to employee benefits have been updated to reflect the completion of the second-step conversion on April 8, 2013 at a conversion ratio of 1.2471.
In addition to the plan above, on December 19, 2013, the Company's stockholders approved the 2013 Equity Incentive Plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest from one year to five years from grant date or upon death or disability. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 1,428,943 shares for the plan of which 971,680 were granted and outstanding as of September 30, 2015, with the remaining 457,263 shares available to be granted at September 30, 2015. During the fiscal year ended September 30, 2015, 194,335 options from this plan vested.
The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)

Options outstanding – September 30, 2012	697,160	$8.45	8
Options exercised	—	—	—
Options forfeited	(37,101)	8.55	6
Options granted	—	—	—
Options outstanding – September 30, 2013	660,059	$8.44	6
Options exercisable – September 30, 2013	1,995	$8.18	—

Options outstanding – September 30, 2013	660,059	$8.44	6
Options exercised	(659)	8.82	5
Options forfeited	(3,341)	8.82	5
Options granted	971,680	10.89	9
Options outstanding – September 30, 2014	1,627,739	$9.90	8
Options exercisable – September 30, 2014	395,540	$8.82	4

Options outstanding – September 30, 2014	1,627,739	$9.90	8
Options exercised	(2,265)	8.82	4
Options forfeited	(6,822)	8.82	4
Options granted	—	—	—
Options outstanding – September 30, 2015	1,618,652	$9.91	7
Options exercisable – September 30, 2015	660,848	$9.35	5
The stock price at September 30, 2015 was higher than the exercise prices of all options outstanding. Total options outstanding at September 30, 2015 had an intrinsic value of $4,484,489. The total intrinsic value of the 660,848 shares exercisable at September 30, 2015 was $2,201,023.
For the years ended September 30, 2015, 2014, and 2013, 274,395, 393,545, and 1,995 stock options vested, respectively.
For the years ended September 30, 2015, 2014 and 2013 stock option expense of $330,995, $291,512, and $69,581, respectively, was recorded. As of September 30, 2015, the Company had $955,302 of unrecognized stock option expense which will be recognized over the next three years.
The following table summarizes information about the options outstanding at September 30, 2015:

Number of options outstanding at September 30, 2015	Remaining contractual life in years	Exercise price per share

384,458	3	$8.82
174,594	5	$8.18
66,720	5	$7.22
16,212	6	$7.34
4,988	6	$7.79
971,680	8	$10.89
1,618,652

In June 2012 the Company adopted a supplemental retirement plan for three executives. The benefit restoration plan and Supplemental Retirement Plan that were previously in place have been frozen. The plan targets 50%, 30% and 10% of salary as a retirement benefit at normal retirement age as a combined payout from all three plans. The Benefit Restoration Plan and prior Supplemental Retirement Plan provided benefits for 15 years. The new Supplemental Retirement Plan provides benefits for life but at the same level of payment as for the first 15 years. It does not increase to restore the benefit to the targeted level when the benefits under the other plans cease. In the stock conversion and reorganization completed on April 8, 2013, the Company assumed the liability of a supplemental retirement plan, which was previously held at the mutual holding company above Charter Financial Corporation, for the former Chairman of the Board with a balance of $720,962 at September 30, 2015. The combined accrued liability for the four plans at September 30, 2015 and September 30, 2014 was $2,558,709 and $2,606,816, respectively. The expense for the years ended September 30, 2015, 2014 and 2013 was $235,760, $214,873, and $178,031, respectively.
The Company has a Charter Financial Corporation 2001 Recognition and Retention Plan for key employees and directors. During the year ended September 30, 2015, 9,355 shares vested, leaving no unvested shares remaining in the trust at September 30, 2015.
In addition to the above, the Company implemented the Charter Financial Corporation 2013 Equity Incentive Plan as described above, which has 571,577 shares authorized, and during the fiscal year ended September 30, 2014 the Company granted 360,092 shares of restricted stock to key employees and directors. During the year ended September 30, 2015, 72,015 shares vested. The remaining 211,485 shares are available to be granted, and 288,077 shares remain in the trust and have not vested at September 30, 2015.

	Years Ended September 30,
	2015	2014	2013

Shares granted	—	360,092	—
Fair value per share at grant date	$—	$10.89	$—
Aggregate value at grant date	$—	$3,921,402	$—
Vesting for current year grants (months)	—	60	—
Expensed for period	$855,238	$701,469	$59,470

	Shares	Weighted average grant date fair value per award
Fiscal 2013 activity
Unvested restricted stock awards – September 30, 2012	29,794	$12.45
Granted	—	—
Vested	14,829	16.77
Canceled or expired	—	—
Unvested restricted stock awards – September 30, 2013	14,965	$8.18
Fiscal 2014 activity
Granted	360,092	$10.89
Vested	5,610	8.18
Canceled or expired	—	—
Unvested restricted stock awards – September 30, 2014	369,447	$10.82
Fiscal 2015 activity
Granted	—	$—
Vested	81,370	10.58
Canceled or expired	—	—
Unvested restricted stock awards – September 30, 2015	288,077	$10.89
Grants between January 1, 2009 and December 1, 2013 will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement at age 65. Grants subsequent to December 1, 2013 will be expensed to the scheduled vesting.
The Company has implemented the Employee Stock Ownership Plan (“ESOP”) which covers substantially all of its employees. During the initial stock offering of the Company, the ESOP trust borrowed $3,171,580 from the Company to purchase 317,158 shares for allocation under the ESOP. In the incremental stock offering in fiscal 2010 the ESOP purchased an additional 300,000 shares using an additional loan from the Company in the amount of $2,334,000. The ESOP loan amount at April 8, 2013, before the stock conversion, was $2,857,780. The conversion proceeds included an allocation to the ESOP Plan that brought the loan amount to $6,480,949 after the stock conversion. The loan to the ESOP is reflected as unearned compensation in stockholders’ equity. As the Company receives principal payments on the loan, shares are released for allocation to participants in the ESOP and unearned compensation is reduced. Shares are freed for allocation to participants in the ESOP based on the principal and interest allocation method. Vesting in the shares of the ESOP occurs after three years of service. Participants in the ESOP may receive a distribution equal to the value of their account upon retirement, death, disability, termination of employment, or termination of the ESOP. The Company records compensation expense associated with the ESOP based on the average market price of the total shares committed to be released during the year and dividends on the unallocated shares are used to repay interest on the ESOP loan. The Company expensed $621,538, $537,675, and $495,905, related to the ESOP during the years ended September 30, 2015, 2014, and 2013, respectively, which is included in salaries and employee benefits in the consolidated statements of income. The Company allocated 50,000 shares to participants in the plan during both years ended September 30, 2015 and 2014, respectively, and estimates releasing approximately 50,000 shares for the year ending September 30, 2016. At September 30, 2015, there were 679,190 unallocated shares with a market value of $8,612,129 in the ESOP.

Note 13: Commitments and Contingent Liabilities
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
The Company sells loans on both a best efforts basis and a mandatory delivery basis and had loans as reported in the statement of condition as loans held for sale in the process of being sold.
Commitments to sell fixed-rate loans are contracted on both a best efforts basis and a mandatory delivery basis and the value of the funded commitments approximates the commitment to sell the loans.
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
A summary of the Company’s financial instruments with off-balance-sheet risk at September 30, 2015 and 2014 is as follows:

	September 30,
	2015	2014

Commitments to extend credit	$130,236,921	$141,941,564
Standby letters of credit	1,219,306	1,227,553
Total	$131,456,227	$143,169,117
The carrying amount of commitments to extend credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.

Future minimum lease commitments under all noncancellable operating leases with terms of one year or more are as follows:

September 30, 2015

2016	$729,651
2017	259,080
2018	236,195
2019	143,100
2020	129,000
Thereafter	129,000
$1,626,026
Rent expense for the years ended September 30, 2015, 2014, and 2013 was $746,821, $734,940 and $706,616, respectively, which were included in occupancy expense in the consolidated statements of income.
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

Note 14: Fair Value of Financial Instruments and Fair Value Measurement
Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the years ended September 30, 2015 and 2014, there were no transfers between levels.
At September 30, 2015, the Company held, as part of its investment portfolio, available for sale securities reported at fair value consisting of collateralized loan obligations, mortgage-backed securities, and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. These are inputs used by a third-party pricing service used by the Company. All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.
Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of September 30, 2015 and 2014.
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
COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company’s financial statements at September 30, 2015 and 2014, the fair value of these commitments is not presented.
Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of September 30, 2015 and 2014 are summarized below.

	September 30, 2015
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$30,343,225	$30,343,225	$30,343,225	$—	$—
Investments available for sale	184,404,089	184,404,089	—	184,404,089	—
FHLB stock	3,515,600	3,515,600	—	3,515,600	—
Loans receivable, net	714,761,210	710,729,157	—	—	710,729,157
Loans held for sale	1,406,902	1,444,042	—	1,444,042	—
Assets held for sale	1,657,084	1,657,084	—	—	1,657,084
Accrued interest and dividends receivable	2,668,406	2,668,406	—	517,509	2,150,897
Financial liabilities:
Deposits	$738,855,076	$739,513,754	$—	$739,513,754	$—
FHLB advances	62,000,000	65,418,947	—	65,418,947	—
Accrued interest payable	221,476	221,476	—	221,476	—

	September 30, 2014
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$99,462,953	$99,462,953	$99,462,953	$—	$—
Investments available for sale	188,743,273	188,743,273	—	188,743,273	—
FHLB stock	3,442,900	3,442,900	—	3,442,900	—
Loans receivable, net	606,366,713	607,754,670	—	—	607,754,670
Loans held for sale	2,054,722	2,090,469	—	2,090,469	—
FDIC receivable for loss sharing arrangements	10,531,809	7,658,896	—	—	7,658,896
Assets held for sale	1,744,584	1,744,584	—	—	1,744,584
Accrued interest and dividends receivable	2,459,347	2,459,347	—	538,043	1,921,304
Financial liabilities:
Deposits	$717,192,200	$718,935,248	$—	$718,935,248	$—
FHLB advances	55,000,000	59,391,540	—	59,391,540	—
Accrued interest payable	182,198	182,198	—	182,198	—
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
Assets and Liabilities Measured on a Recurring Basis:
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	September 30, 2015
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
Collateralized loan obligations	$39,496,117	$—	$39,496,117	$—
Mortgage-backed securities:
FHLMC certificates	35,991,442	—	35,991,442	—
FNMA certificates	98,218,049	—	98,218,049	—
GNMA certificates	1,558,595	—	1,558,595	—
Collateralized mortgage obligations:
FHLMC	39,214	—	39,214	—
FNMA	63,315	—	63,315	—
Private-label mortgage securities:
Investment grade	1,031,316	—	1,031,316	—
Split rating (1)	875,416	—	875,416	—
Non-investment grade	7,130,625	—	7,130,625	—
Total investment securities available for sale	184,404,089	—	184,404,089	—
Assets held for sale	1,657,084	—	—	1,657,084
Total recurring assets at fair value	$186,061,173	$—	$184,404,089	$1,657,084
________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2014
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
Tax free municipals	$13,457,203	$—	$13,457,203	$—
Mortgage–backed securities:
FHLMC certificates	44,025,928	—	44,025,928	—
FNMA certificates	118,278,377	—	118,278,377	—
GNMA certificates	1,697,844	—	1,697,844	—
Collateralized mortgage obligations:
FHLMC	53,496	—	53,496	—
FNMA	80,156	—	80,156	—
Private-label mortgage securities:
Investment grade	1,446,858	—	1,446,858	—
Split rating (1)	1,094,107	—	1,094,107	—
Non-investment grade	8,609,304	—	8,609,304	—
Total investment securities available for sale	188,743,273	—	188,743,273	—
Assets held for sale	1,744,584	—	—	1,744,584
Total recurring assets at fair value	$190,487,857	$—	$188,743,273	$1,744,584
________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.
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
A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis is as follows:

	Year Ended September 30,
	2015	2014

Fair value, beginning balance	$1,744,584	$1,744,584
Valuation loss recognized in noninterest expense	(87,500)	—
Transfers in and/or out of Level 3	—	—
Fair value, ending balance	$1,657,084	$1,744,584

Assets and Liabilities Measured on a Nonrecurring Basis:
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

	Fair value measurements using:
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Impaired loans	$3,357,250	$—	$—	$3,357,250
Other real estate owned	3,410,538	—	—	3,410,538
September 30, 2014
Impaired loans	3,174,410	—	—	3,174,410
Other real estate owned	7,315,791	—	—	7,315,791
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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	General Range (Discount)			Weighted Average Discount
Impaired Loans	$3,357,250	Property appraisals	Management discount for property type and recent market volatility	17%	—	48%	33%
OREO	$3,410,538	Property appraisals	Management discount for property type and recent market volatility	14%	—	51%	30%
Assets Held for Sale	$1,657,084	Valuation analysis	Management discount for property type and recent market volatility	0%	—	60%	38%

Note 15: Regulatory Matters
The Bank is required to maintain noninterest-bearing cash reserve balances. The aggregate average cash reserve balances maintained at September 30, 2015 and 2014 to satisfy the regulatory requirement were $1.5 million and $2.5 million, respectively.
Under OCC regulations, the Bank is required to measure its interest rate risk and maintain the interest rate risk within limits the Bank establishes. Based on its asset/liability structure at September 30, 2015, the Bank’s earnings will be minimally impacted by an increase in interest rates.
The Bank is required to meet certain core, tangible, and risk-based regulatory capital ratios. The regulations require institutions to have a minimum regulatory tangible capital ratio equal to 1.5% of total assets, a minimum 4% core capital ratio, and 8% risk-based capital ratio.
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
To be considered “adequately capitalized,” an institution must generally have a leverage ratio of at least 4% a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 8%. An institution is deemed to be “critically undercapitalized” if it has a tangible equity ratio of 2% or less.
As of September 30, 2015, the most recent notification from the OCC categorized CharterBank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, CharterBank must maintain minimum total risk-based, Tier 1 risk-based and core/leverage ratios as set forth in the following table. Management is not aware of the existence of any conditions or events occurring subsequent to September 30, 2015 which would affect CharterBank’s well-capitalized classification.

The table of regulatory compliance with minimum capital requirements for CharterBank is presented below at September 30, 2015 and 2014:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2015
Total risk-based capital (to risk-weighted assets)	$177,322	21.71%	$65,350	8.00%	$81,687	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	167,834	20.55	49,012	6.00	65,350	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets) (1)	167,834	20.55	36,759	4.50	53,097	6.50
Tier 1 leverage (to average assets)	167,834	16.04	41,857	4.00	52,321	5.00
September 30, 2014
Total risk-based capital (to risk-weighted assets)	$186,154	27.90%	$53,368	8.00%	$66,710	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	177,801	26.65	26,684	4.00	40,026	6.00
Tier 1 leverage (to average assets)	177,801	17.67	40,255	4.00	50,318	5.00
________________________________

(1)	Common equity tier 1 risk-based capital ratio requirements were established under Basel III guidelines. Therefore, this ratio is not applicable to periods prior to January 1, 2015.
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
The OCC has guidelines that limit the Bank’s investment in BOLI to 25% of the Bank’s regulatory capital. The Bank subsidiary had 27.3% of its regulatory capital invested in BOLI at September 30, 2015. Although the Company exceeded the recommended limit of regulatory capital invested in BOLI, no undue concentration of risk was assumed during the period.

Note 16: Related Parties
During the years ended September 30, 2015, 2014, and 2013 the Company paid approximately $22,313, $33,517 and $37,820, respectively, in insurance premiums to a broker in which a board member is one of the principals of the company.
See Note 4: Loans and Allowance for Loan Losses and Note 9: Deposits for disclosures of loan and deposit relationships of related parties. Management believes transactions entered into with related parties are in the ordinary course of business and on terms similar to transactions with unaffiliated parties.

Note 17: Condensed Financial Statements of Charter Financial Corporation (Parent Only)
The following represents Parent Company only condensed financial information of Charter Financial Corporation:

	September 30,
	2015	2014
Assets
Cash	$31,158,064	$42,228,157
Investment in subsidiary	172,826,276	181,795,594
Deferred tax asset	1,842,530	2,201,699
Other assets	973,301	494,543
Total assets	$206,800,171	$226,719,993
Liabilities and Stockholders’ Equity
Liabilities
Accrued expenses	$1,869,561	$1,765,124
Total liabilities	1,869,561	1,765,124
Stockholders’ equity:
Common stock, $0.01 par value; 16,027,654 shares issued and outstanding at September 30, 2015 and 18,261,388 shares issued and outstanding at September 30, 2014	160,277	182,614
Preferred stock, $0.01 par value; 50,000,000 shares authorized at September 30, 2015 and September 30, 2014	—	—
Additional paid-in capital	95,355,054	119,586,164
Unearned compensation – ESOP	(5,551,193)	(5,984,317)
Retained earnings	114,362,386	111,924,543
Accumulated other comprehensive income (loss)	604,086	(754,135)
Total stockholders’ equity	204,930,610	224,954,869
Total liabilities and stockholders’ equity	$206,800,171	$226,719,993

	Years Ended September 30,
	2015	2014	2013
Income:
Interest income	$86,665	$122,690	$91,260
Other income	—	1	—
Total operating income	86,665	122,691	91,260
Expenses:
Salaries and employee benefits	1,627,306	1,361,254	443,064
Occupancy	27,298	23,361	33,048
Legal and professional	234,208	324,469	279,268
Marketing	162,594	236,551	112,146
Other	214,507	283,704	210,318
Total operating expenses	2,265,913	2,229,339	1,077,844
Loss before income taxes	(2,179,248)	(2,106,648)	(986,584)
Income tax benefit	(578,949)	(705,795)	(335,867)
Loss before equity in undistributed net income of subsidiary	(1,600,299)	(1,400,853)	(650,717)
Equity in undistributed net income of subsidiary	7,172,461	7,355,986	6,907,134
Net income	$5,572,162	$5,955,133	$6,256,417

	Years Ended September 30,
	2015	2014	2013
Cash flows from operating activities:
Net income	$5,572,162	$5,955,133	$6,256,417
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Deferred tax expense (benefit)	359,169	3,558,998	(919,375)
Restricted stock award expense	855,238	701,468	59,470
Stock based compensation expense	330,995	291,512	69,581
Equity in undistributed net income of subsidiary	(7,172,461)	(7,355,986)	(6,907,134)
(Increase) decrease in other assets	(478,757)	(737,035)	11,144
Increase in accrued expenses	604,480	213,636	1,673,657
Net cash provided by operating activities	70,826	2,627,726	243,760
Cash flows from investing activities:
Capital distribution (infusion) with Bank subsidiary	17,500,000	31,250,000	(69,000,000)
Net cash provided by (used in) investing activities	17,500,000	31,250,000	(69,000,000)
Cash flows from financing activities:
Purchase of treasury stock awards	(25,505,196)	(53,238,798)	(1,163,515)
Dividends on restricted stock awards	61,215	36,009	25
First Charter elimination	—	—	229,564
Stock issuance	—	—	135,378,486
Dividends paid	(3,196,938)	(4,210,598)	(7,690,558)
Net cash (used in) provided by financing activities	(28,640,919)	(57,413,387)	126,754,002
Net (decrease) increase in cash	(11,070,093)	(23,535,661)	57,997,762
Cash and cash equivalents, beginning of period	42,228,157	65,763,818	7,766,056
Cash and cash equivalents, end of period	$31,158,064	$42,228,157	$65,763,818
Supplemental disclosures of cash flow information:
Income taxes paid	$—	$—	$105,110
Issuance of ESOP common stock	561,259	592,857	160,596
Effect of restricted stock awards	792,619	662,747	53,042
Unrealized gain (loss) on securities available for sale, net	1,358,221	1,085,458	(2,042,973)

Note 18: Subsequent Events
On December 3, 2015, the Company entered into a definitive agreement and plan of merger (“Agreement”) with CBS Financial Corporation (“CBS”), the parent company of Community Bank of the South, pursuant to which CBS will merge with and into the Company and Community Bank of the South will merge with and into the Bank, with the Company and the Bank as the surviving entities (the “Merger”). Community Bank of the South, headquartered in Atlanta, Georgia, operates four banking offices in Cobb County, Georgia. Under the terms of the Agreement, the Company will pay approximately $20.50 per share, or approximately $58.8 million in cash, for all outstanding shares of CBS common stock, subject to certain conditions and potential adjustments. The Agreement has been unanimously approved by the board of directors of both the Company and CBS. Subject to the approval of the Merger by CBS's common stockholders, regulatory approvals and the satisfaction of customary closing conditions, the parties anticipate completing the Merger in the second quarter of 2016.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our President and Chief Executive Officer, our Chief Financial Officer, and other members of our senior management team have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of September 30, 2015. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us in reports that are filed or submitted under the Exchange Act, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely discussions regarding required disclosures.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, utilizing the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2015 is effective.
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
The Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting as of September 30, 2015. The report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of September 30, 2015, is included in this Report on Form 10-K.
Changes to Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 that occurred during the year ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information relating to the directors and officers of Charter Financial, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Proxy Statement.
Charter Financial has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. The Code of Ethics is posted on Charter Financial’s website at www.charterbk.com.

ITEM 11.	EXECUTIVE COMPENSATION
The information regarding executive compensation, compensation committee interlocks and insider participation is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners
Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management
Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control
Management of Charter Financial knows of no arrangements, including any pledge by any person or securities of Charter Financial, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information
The following table sets forth information as of September 30, 2015 about Company common stock that may be issued upon the exercise of options under the Charter Financial Corporation 2001 Stock Option Plan and the Charter Financial Corporation 2013 Equity Incentive Plan which were both approved by Charter Financial’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,618,652	$9.91	457,263
Equity compensation plans not approved by security holders	—	—	—
Total	1,618,652	$9.91	457,263

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

101
The following financial statements of Charter Financial Corporation at September 30, 2015 and 2014 and for the fiscal years ended September 30, 2015, 2014 and 2013 formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

________________________________

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

(8)
Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Charter Financial Corporation, a Maryland Corporation (File No. 001-35870) for the fiscal year ended September 30, 2014, as filed with the Securities and Exchange Commission on December 12, 2014.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 11, 2015.

CHARTER FINANCIAL CORPORATION

By:	/s/ Robert L. Johnson
Robert L. Johnson
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with Charter Financial Corporation indicated on December 11, 2015.

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