Form 10-Q
period 2015-12-31
CHARTER FINANCIAL CORP
filed 2016-02-08
CIK 1478726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares of the registrant’s common stock outstanding as of February 5, 2016 was 15,020,869.

CHARTER FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	December 31, 2015	September 30, 2015 (1)
Assets
Cash and amounts due from depository institutions	$14,243,071	$9,921,822
Interest-earning deposits in other financial institutions	37,638,231	20,421,403
Cash and cash equivalents	51,881,302	30,343,225
Loans held for sale, fair value of $2,330,930 and $1,444,042	2,285,847	1,406,902
Investment securities available for sale	175,988,229	184,404,089
Federal Home Loan Bank stock	3,005,600	3,515,600
Loans receivable	690,687,371	725,673,178
Unamortized loan origination fees, net	(1,121,570)	(1,423,456)
Allowance for loan losses	(9,695,387)	(9,488,512)
Loans receivable, net	679,870,414	714,761,210
Other real estate owned	3,164,705	3,410,538
Accrued interest and dividends receivable	2,495,117	2,668,406
Premises and equipment, net	19,455,816	19,660,012
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	108,241	157,226
Cash surrender value of life insurance	48,744,173	48,423,510
Deferred income taxes	6,218,864	5,674,095
Other assets	7,336,384	8,329,239
Total assets	$1,004,879,974	$1,027,079,334
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$744,233,967	$738,855,076
Federal Home Loan Bank advances	50,000,000	62,000,000
Advance payments by borrowers for taxes and insurance	790,435	1,745,753
Other liabilities	11,487,837	19,547,895
Total liabilities	806,512,239	822,148,724
Stockholders’ equity:
Common stock, $0.01 par value; 15,229,064 shares issued and outstanding at December 31, 2015 and 16,027,654 shares issued and outstanding at September 30, 2015	152,291	160,277
Preferred stock, $0.01 par value; 50,000,000 shares authorized at December 31, 2015 and September 30, 2015	—	—
Additional paid-in capital	85,546,958	95,355,054
Unearned compensation – ESOP	(5,106,169)	(5,551,193)
Retained earnings	118,228,061	114,362,386
Accumulated other comprehensive (loss) income	(453,406)	604,086
Total stockholders’ equity	198,367,735	204,930,610
Total liabilities and stockholders’ equity	$1,004,879,974	$1,027,079,334
__________________________________

(1)	Financial information at September 30, 2015 has been derived from audited financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,
	2015	2014
Interest income:
Loans receivable	$9,441,525	$8,904,633
Mortgage-backed securities and collateralized mortgage obligations	682,456	830,677
Federal Home Loan Bank stock	38,928	36,708
Other investment securities available for sale	264,054	44,853
Interest-earning deposits in other financial institutions	12,391	41,036
Amortization of FDIC loss share receivable	—	(888,911)
Total interest income	10,439,354	8,968,996
Interest expense:
Deposits	665,433	732,927
Borrowings	552,882	602,746
Total interest expense	1,218,315	1,335,673
Net interest income	9,221,039	7,633,323
Provision for loan losses	—	4,000
Net interest income after provision for loan losses	9,221,039	7,629,323
Noninterest income:
Service charges on deposit accounts	1,752,558	1,581,978
Bankcard fees	1,145,826	947,623
Gain on investment securities available for sale	35,965	684
Bank owned life insurance	320,663	324,413
Gain on sale of loans and loan servicing release fees	347,856	367,002
Brokerage commissions	141,715	154,304
Recoveries on acquired loans previously covered under FDIC loss share agreements	2,875,000	—
FDIC receivable for loss sharing agreements accretion	—	47,461
Other	210,957	142,502
Total noninterest income	6,830,540	3,565,967
Noninterest expenses:
Salaries and employee benefits	5,262,989	5,014,267
Occupancy	1,910,452	1,875,663
Legal and professional	379,838	240,626
Marketing	260,914	265,232
Federal insurance premiums and other regulatory fees	223,843	195,590
Net benefit of operations of real estate owned	(21,243)	(57,320)
Furniture and equipment	168,415	150,535
Postage, office supplies and printing	184,712	240,607
Core deposit intangible amortization expense	48,985	74,308
Other	659,125	736,281
Total noninterest expenses	9,078,030	8,735,789
Income before income taxes	6,973,549	2,459,501
Income tax expense	2,359,271	785,998
Net income	$4,614,278	$1,673,503
Basic net income per share	$0.31	$0.10
Diluted net income per share	$0.30	$0.10
Weighted average number of common shares outstanding	14,885,529	16,175,485
Weighted average number of common and potential common shares outstanding	15,545,216	16,709,543

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,
	2015	2014

Net income	$4,614,278	$1,673,503
Reclassification adjustment for net gains realized in net income, net of taxes of $13,882 and $264, respectively	(22,083)	(420)
Net unrealized holding (losses) gains on investment and mortgage securities available for sale arising during the period, net of taxes of $(650,925) and $459,982, respectively	(1,035,409)	731,681
Comprehensive income	$3,556,786	$2,404,764

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common stock		Additional paid-in capital	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Number of shares	Amount

Balance at September 30, 2014 (1)	18,261,388	$182,614	$119,586,164	$(5,984,317)	$111,924,543	$(754,135)	$224,954,869
Net income	—	—	—	—	5,572,162	—	5,572,162
Dividends paid, $0.20 per share	—	—	—	—	(3,134,319)	—	(3,134,319)
Change in other comprehensive income	—	—	—	—	—	1,358,221	1,358,221
Allocation of ESOP common stock	—	—	128,135	433,124	—	—	561,259
Effect of restricted stock awards	—	—	792,619	—	—	—	792,619
Stock option expense	—	—	330,995	—	—	—	330,995
Issuance of common stock, restricted stock	2,265	23	(23)	—	—	—	—
Repurchase of shares	(2,235,999)	(22,360)	(25,482,836)	—	—	—	(25,505,196)
Balance at September 30, 2015 (1)	16,027,654	$160,277	$95,355,054	$(5,551,193)	$114,362,386	$604,086	$204,930,610
Net income	—	—	—	—	4,614,278	—	4,614,278
Dividends paid, $0.05 per share	—	—	—	—	(748,603)	—	(748,603)
Change in other comprehensive income	—	—	—	—	—	(1,057,492)	(1,057,492)
Allocation of ESOP common stock	—	—	216,340	445,024	—	—	661,364
Effect of restricted stock awards	—	—	196,070	—	—	—	196,070
Stock option expense	—	—	80,578	—	—	—	80,578
Repurchase of shares	(798,590)	(7,986)	(10,301,084)	—	—	—	(10,309,070)
Balance at December 31, 2015	15,229,064	$152,291	$85,546,958	$(5,106,169)	$118,228,061	$(453,406)	$198,367,735
__________________________________

(1)	Financial information at September 30, 2015 and 2014 has been derived from audited financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$4,614,278	$1,673,503
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for acquired loan losses	—	4,000
Depreciation and amortization	288,221	319,780
Accretion and amortization of premiums and discounts, net	291,481	392,788
Accretion of fair value discounts related to acquired loans	(1,168,982)	(1,560,960)
Accretion of fair value discounts related to FDIC receivable	—	(47,461)
Amortization of FDIC loss share receivable	—	888,911
Gain on sale of loans and loan servicing release fees	(347,856)	(367,002)
Proceeds from sale of loans	12,766,789	12,543,287
Originations and purchases of loans held for sale	(13,297,878)	(12,322,906)
Gain on sale of mortgage-backed securities, collateralized mortgage obligations and other investments	(35,965)	(684)
Write down of real estate owned	—	11,096
Gain on sale of real estate owned	(184,719)	(137,289)
Loss (gain) on sale of fixed assets	6,581	(3,250)
Restricted stock award expense	196,070	198,697
Stock option expense	80,578	82,749
Increase in cash surrender value of bank owned life insurance	(320,663)	(324,413)
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	173,289	(38,778)
Decrease in other assets	636,075	865,477
Decrease in other liabilities	(7,398,694)	(1,868,459)
Net cash (used in) provided by operating activities	(3,701,395)	309,086
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	1,231,330	6,439,319
Principal collections on investment securities available for sale	5,403,881	5,440,247
Purchase of investment securities available for sale	—	(18,094,730)
Proceeds from maturities or calls of investment securities available for sale	—	3,679,050
Proceeds from redemption of FHLB stock	510,000	—
Net decrease (increase) in loans receivable	35,857,671	(20,849,620)
Net decrease in FDIC receivable	—	402,154
Principal reductions of OREO	—	39,961
Proceeds from sale of real estate owned	555,531	3,291,742
Proceeds from sale of premises and equipment	—	3,250
Disposition of premises and equipment, net of purchases	315,159	9,964
Net cash provided by (used in) investing activities	43,873,572	(19,638,663)
Cash flows from financing activities:
Repurchase of shares	(10,309,070)	(14,218,889)
Dividends paid	(748,603)	(797,596)
Increase (decrease) in deposits	5,378,891	(15,717,127)
Principal payments on Federal Home Loan Bank advances	(12,000,000)	—
Net decrease in advance payments by borrowers for taxes and insurance	(955,318)	(668,205)

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) continued

	Three Months Ended December 31,
	2015	2014

Net cash used in financing activities	(18,634,100)	(31,401,817)
Net increase (decrease) in cash and cash equivalents	21,538,077	(50,731,394)
Cash and cash equivalents at beginning of period	30,343,225	99,462,953
Cash and cash equivalents at end of period	$51,881,302	$48,731,559
Supplemental disclosures of cash flow information:
Interest paid	$1,213,148	$1,337,642
Income taxes paid	—	—
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$124,979	$1,033,671
Write down of real estate owned reimbursed by the FDIC	—	73,792
Gain on real estate sold payable to the FDIC	—	437,962
Provision for acquired loan losses reimbursed by the FDIC	—	76,000
Issuance of common stock under stock benefit plan	661,364	561,259
Unrealized (loss) gain on investment securities available for sale, net	(1,057,492)	731,261

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Nature of Operations
Charter Financial Corporation (“Charter Financial” or the “Company”) is a savings and loan holding company that was incorporated under the laws of the State of Maryland in April 2013 to serve as the holding company for CharterBank (the “Bank”). The Bank is a federally-chartered savings bank that was originally founded in 1954 as a federally-chartered mutual savings and loan association.
On April 8, 2013, the Company completed its conversion and reorganization pursuant to which it converted from the mutual holding company form of organization to the stock holding company form of organization. The Company sold 14.3 million shares of common stock for gross offering proceeds of $142.9 million in the offering. Following the conversion and reorganization, the Bank became 100% owned by Charter Financial and Charter Financial became 100% owned by public shareholders.
As of December 31, 2015, the Company operated 14 branch offices in west-central Georgia, east-central Alabama and the Florida Gulf Coast, as well as a cashless branch office in Norcross, Georgia. Additionally, on December 3, 2015, the Company announced plans to acquire CBS Financial Corporation, the parent company of Community Bank of the South. As of December 31, 2015, Community Bank of the South operated four branches in the Atlanta metro area. The transaction is expected to close in April 2016, and is subject to approval by CBS’s shareholders, receipt of regulatory approvals and other customary closing conditions.

Note 2: Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Charter Financial and the Bank include the accounts of the Company and the Bank as of December 31, 2015 and September 30, 2015 (derived from audited financial statements), and for the three-month periods ended December 31, 2015 and 2014. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three-month period ended December 31, 2015 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the estimates used for fair value acquisition accounting, the estimate of expected cash flows on purchased impaired and other acquired loans, and the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, collateralized mortgage-backed securities and collateralized mortgage obligations. Certain reclassifications of prior fiscal year balances have been made to conform to classifications used in the current fiscal year. These reclassifications did not change net income or stockholders' equity.

Note 3: Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments-Recognition and Measurement of Financial Assets and Liabilities, which is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU permits early adoption of the instrument-specific credit risk provision. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

Note 4: Investment Securities
Investment securities available for sale are summarized as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$39,669,031	$19,152	$(289,844)	$39,398,339
Mortgage-backed securities:
FHLMC certificates	33,716,145	317,180	(199,231)	33,834,094
FNMA certificates	93,483,148	289,978	(893,483)	92,879,643
GNMA certificates	1,542,673	4,428	—	1,547,101
Private-label mortgage securities: (1)
Investment grade	1,011,341	3,387	(39,448)	975,280
Split rating (2)	724,819	—	(6,034)	718,785
Non-investment grade	6,528,052	193,094	(86,159)	6,634,987
Total	$176,675,209	$827,219	$(1,514,199)	$175,988,229
________________________________

(1)	Credit ratings are current as of December 31, 2015.

(2)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$39,637,499	$59,751	$(201,133)	$39,496,117
Mortgage-backed securities:
FHLMC certificates	35,533,446	485,501	(27,505)	35,991,442
FNMA certificates	97,676,102	787,507	(245,560)	98,218,049
GNMA certificates	1,553,500	5,095	—	1,558,595
Collateralized mortgage obligations:
FHLMC	36,571	2,643	—	39,214
FNMA	61,929	1,386	—	63,315
Private-label mortgage securities:
Investment grade	1,068,490	4,040	(41,214)	1,031,316
Split rating (1)	880,802	—	(5,386)	875,416
Non-investment grade	7,040,469	179,372	(89,216)	7,130,625
Total	$183,488,808	$1,525,295	$(610,014)	$184,404,089
______________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due within one year	$—	$—
Due from one year to five years	4,456,059	4,415,985
Due after five years	35,212,972	34,982,354
Mortgage-backed securities	137,006,178	136,589,890
Total	$176,675,209	$175,988,229
There were no investment securities available for sale that were called or matured during the three months ended December 31, 2015. Proceeds from called or matured investment securities during the three months ended December 31, 2014 were $3.7 million. Proceeds from sales of investment securities available for sale during the three months ended December 31, 2015 and 2014, were $1.2 million and $6.4 million, respectively. Gross realized gains on the sale of these securities were $36,224 and $2,507 for the three months ended December 31, 2015 and 2014, respectively. Gross realized losses on the sale of these securities were $259 and $1,823 for the three months ended December 31, 2015 and 2014, respectively.
Investment securities available for sale with an aggregate carrying value of $93.7 million and $103.0 million at December 31, 2015 and September 30, 2015, respectively, were available to be pledged to secure Federal Home Loan Bank (“FHLB”) advances, however no securities were pledged at either period end to secure FHLB advances.
Investment securities available for sale that had been in a continuous unrealized loss position for less than 12 months at December 31, 2015 and September 30, 2015 are as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$27,740,650	$(289,844)	$27,450,806
Mortgage-backed securities:
FHLMC certificates	15,339,191	(199,231)	15,139,960
FNMA certificates	59,235,435	(573,328)	58,662,107
Total	$102,315,276	$(1,062,403)	$101,252,873

	September 30, 2015
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$19,912,486	$(201,133)	$19,711,353
Mortgage-backed securities:
FHLMC certificates	16,021,392	(27,505)	15,993,887
FNMA certificates	35,454,134	(116,303)	35,337,831
Total	$71,388,012	$(344,941)	$71,043,071

Investment securities available for sale that had been in a continuous unrealized loss position for greater than 12 months at December 31, 2015 and September 30, 2015 are as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FNMA certificates	$20,791,947	$(320,155)	$20,471,792
Collateralized mortgage obligations:
Private-label mortgage securities	2,890,532	(131,641)	2,758,891
Total	$23,682,479	$(451,796)	$23,230,683

	September 30, 2015
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FNMA certificates	$21,182,347	$(129,257)	$21,053,090
Collateralized mortgage obligations:
Private-label mortgage securities	3,250,506	(135,816)	3,114,690
Total	$24,432,853	$(265,073)	$24,167,780
At December 31, 2015 the Company had approximately $132,000 of gross unrealized losses on private-label mortgage securities with aggregate amortized cost of approximately $2.9 million. Previously, in fiscal 2011, the Company recognized $380,000 in credit losses on its investment portfolio. During the three months ended December 31, 2015 and 2014, the Company recorded no other-than-temporary unrealized loss impairment charges. Other than what is discussed in the paragraphs below, the Company is projecting that it will receive essentially all contractual cash flows, so there is no break in yield or additional other than temporary impairment.
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

The following table shows issuer-specific information, including current par value, book value, fair value, credit rating and unrealized gain (loss) for the Company's portfolio of non-agency collateralized mortgage obligations as of December 31, 2015:

Cusip	Description	Credit Rating (1)			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Amortized Cost	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch	(dollars in thousands)
Investment Grade
36228FQF6	GSR 2003-4F 1A2	n/a	AA+	BBB	$—	$148	$148	$149	$1
55265KL80	MASTR 2003-8 4A1	n/a	A+	A	—	137	137	138	1
86359BVF5	SARM 2004-6 3A3	n/a	A+	n/a	—	727	726	688	(38)
	Total				—	1,012	1,011	975	(36)
Split Rating
17307GDL9	CMLTI 2004-HYB1 A31	Ba2	n/a	BBB	—	725	725	719	(6)
	Total				—	725	725	719	(6)
Non-Investment Grade
576433UQ7	MARM 2004-13 B1	NR	CCC	n/a	380	2,915	2,534	2,723	189
576433VN3	MARM 2004-15 4A1	B3	n/a	B	—	1,439	1,439	1,352	(87)
576433QD1	MARM 2004-7 5A1	Ba3	BB	n/a	—	2,554	2,555	2,560	5
	Total				380	6,908	6,528	6,635	107
	Grand Total				$380	$8,645	$8,264	$8,329	$65
______________________________

(1)	Credit ratings are current as of December 31, 2015.

Changes in accumulated other comprehensive income by component for the three months ended December 31, 2015 and 2014 are shown in the table below. All amounts are net of tax. The line item affected in the consolidated statements of income by the reclassified amounts is gain on investment securities available for sale.

	Unrealized Gain/Loss on Available-for-Sale Securities
	Three Months Ended December 31,
	2015	2014

Beginning balance	$604,086	$(754,135)
Other comprehensive income/loss before reclassifications	(1,035,409)	731,681
Amounts reclassified from accumulated other comprehensive income/loss to gain on investment securities available for sale	(22,083)	(420)
Net current-period other comprehensive income/loss	(1,057,492)	731,261
Ending balance	$(453,406)	$(22,874)

Note 5: Loans Receivable
Loans outstanding, by class, are summarized in the following table:

	December 31, 2015	September 30, 2015

1-4 family residential real estate	$182,297,415	$188,043,631
Commercial real estate	396,023,034	416,575,608
Commercial	39,836,473	37,444,399
Real estate construction	61,816,380	77,217,378
Consumer and other	10,714,069	6,392,162
Total loans, gross	690,687,371	725,673,178
Unamortized loan origination fees, net	(1,121,570)	(1,423,456)
Allowance for loan losses	(9,695,387)	(9,488,512)
Total loans, net	$679,870,414	$714,761,210
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
Commercial real estate loans are generally made by the Company to entities in Georgia, Alabama, Florida and adjoining states and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and generally requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2015, approximately 23.8% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.
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
The Company also originates first and second mortgage loans and home equity lines of credit secured by one- to four-family residential properties within Georgia, Alabama and the Florida panhandle. Management currently originates mortgages at all branch locations, but utilizes a centralized processing location to reduce the underwriting risk. The Company originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate 30 year conforming loans are generally originated for resale into the secondary market and loans that are non-conforming due to property exceptions and that have adjustable rates are generally retained in the Company’s portfolio. The non-conforming loans originated are not considered to be subprime loans and the amount of subprime and low documentation loans held by the Company is not material. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance. At December 31, 2015, the Company had $17.7 million of home equity lines of credit and second mortgage loans.
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

The Company’s commercial business loans are generally limited to terms of five years or less. While management typically collateralizes these loans with a lien on commercial real estate or, much less frequently, with a lien on business assets and equipment, the primary underwriting consideration is the business cash flow. Management also generally requires the personal guarantee of the business owner. Interest rates on commercial business loans are generally higher than interest rates on residential or commercial real estate loans due to the risk inherent in this type of loan. Commercial business loans are generally considered to have more risk than residential mortgage loans or commercial real estate loans because the collateral may be in the form of intangible assets and/or readily depreciable inventory. Commercial business loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater supervision efforts by management compared to residential mortgage or commercial real estate lending.
The Company maintains an internal loan review function that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.
Nonaccrual and Past Due Loans. An aging analysis of past due loans, segregated by class of loans, at December 31, 2015 and September 30, 2015 was as follows:

	December 31, 2015	September 30, 2015

Current	$685,012,523	$718,875,005
Accruing past due loans:
30-89 days past due
1-4 family residential real estate	1,028,481	692,019
Commercial real estate	2,037,207	1,748,329
Commercial	79,057	94,602
Real estate construction	—	—
Consumer and other	17,622	44,951
Total 30-89 days past due	3,162,367	2,579,901
90 days or greater past due (1)
1-4 family residential real estate	31,958	32,217
Commercial real estate	17,542	72,273
Commercial	—	—
Real estate construction	—	—
Consumer and other	—	—
Total 90 days or greater past due	49,500	104,490
Total accruing past due loans	3,211,867	2,684,391
Nonaccruing loans: (2)
1-4 family residential real estate	1,111,040	1,469,088
Commercial real estate	1,210,339	2,513,204
Commercial	137,152	126,432
Real estate construction	—	—
Consumer and other	4,450	5,058
Nonaccruing loans	2,462,981	4,113,782
Total loans	$690,687,371	$725,673,178
________________________________

(1)
Previously covered loans in the amount of $35,496 and $90,226 at December 31, 2015 and September 30, 2015, respectively, are regarded as accruing loans and included in this section. These loans which are accounted for under ASC 310-30 are reported as accruing loans because of accretable discounts established at the time of acquisition.

(2)
Previously covered loans in the amount of $655,777 and $4.8 million at December 31, 2015 and September 30, 2015, respectively, are regarded as accruing loans and excluded from the nonaccrual section due to the ongoing recognition of accretion income established at the time of acquisition.

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
Impaired loans for the periods ended December 31, 2015 and September 30, 2015, segregated by class of loans are presented below. At December 31, 2015 and September 30, 2015, there was no recorded allowance for loan losses on impaired loans.

			Three Months Ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Average Investment in Impaired Loans	Interest Income Recognized

1-4 family residential real estate	$1,262,929	$1,820,079	$1,277,937	$1,817
Commercial real estate	8,337,154	10,310,327	8,378,754	115,340
Commercial	137,152	252,880	144,734	—
Real estate construction	—	—	—	—
Total impaired loans	$9,737,235	$12,383,286	$9,801,425	$117,157
The recorded investment in accruing troubled debt restructured loans (“TDR”) at December 31, 2015 totaled $7.3 million and is included in the impaired loan table above.

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
There were no new troubled debt restructurings in the three months ended December 31, 2015 and 2014. At December 31, 2015, restructured loans with a modified balance of $7.3 million were accruing and $317,280 were nonaccruing while restructured loans with a modified balance of $6.1 million were accruing and $1.7 million were nonaccruing at December 31, 2014. As of December 31, 2015, there was one loan in the amount of $108,861 that was restructured within the past twelve months and subsequently defaulted. There were no loans that defaulted within twelve months of their restructure at December 31, 2014.
Acquired Impaired Loans. The following table documents changes in the accretable discount on acquired credit impaired loans during the three months ended December 31, 2015 and the year ended September 30, 2015:

	Three Months Ended December 31, 2015	Year Ended September 30, 2015

Balance, beginning of period	$3,391,288	$5,843,697
Loan accretion	(1,149,075)	(5,874,337)
Transfer from nonaccretable difference	—	3,421,928
Balance, end of period	$2,242,213	$3,391,288
The following table presents the outstanding balances and related carrying amounts for all purchase credit impaired loans at the periods ended December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015

Contractually required payments receivable	$27,285,534	$31,522,816
Carrying amount	25,566,514	27,353,545
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
The following table presents the risk grades of the loan portfolio, segregated by class of loans:
December 31, 2015

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$178,772,466	$360,783,972	$39,108,577	$61,816,380	$10,705,770	$651,187,165
Special Mention (5)	193,150	8,398,086	11,467	—	—	8,602,703
Substandard (6)	3,331,799	26,840,976	716,429	—	8,299	30,897,503
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total loans	$182,297,415	$396,023,034	$39,836,473	$61,816,380	$10,714,069	$690,687,371
September 30, 2015

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$182,991,645	$380,049,378	$36,697,618	$77,217,378	$6,363,643	$683,319,662
Special Mention (5)	704,509	4,461,662	12,406	—	—	5,178,577
Substandard (6)	4,347,477	32,064,568	734,375	—	28,519	37,174,939
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total loans	$188,043,631	$416,575,608	$37,444,399	$77,217,378	$6,392,162	$725,673,178
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
The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time. During the prior fiscal year, the Company made minor refinements to the qualitative risk factors but no significant changes to its allowance methodology. The adjustments in the Company's methodology were not material to the overall allowance or provision for the three months ended December 31, 2015 or for the fiscal year ended September 30, 2015.
An unallocated allowance is generally maintained in a range of 4% to 12% of the total allowance in recognition of the imprecision of the estimates and other factors. In times of greater economic downturn and uncertainty, the higher end of this range is provided.
The Company maintained its allowance for loan losses for the three months ended December 31, 2015 and the fiscal year ended September 30, 2015, in response to inconsistent economic conditions, net charge-offs/recoveries, financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. However, the Company did not make a provision in either period due to the overall persisting trend of declining net charge-offs and general improvement in the credit quality of the loan portfolio.

The following tables are a summary of transactions in the allowance for loan losses by portfolio segment for the three months ended December 31, 2015 and the fiscal year ended September 30, 2015:

	Three Months Ended December 31, 2015
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$708,671	$7,787,165	$473,342	$503,112	$16,222	$—	$9,488,512
Charge-offs	(10,841)	—	(504)	—	(3,222)	—	(14,567)
Recoveries	16,646	91,664	108,998	—	4,134	—	221,442
Provision	(22,266)	(675,850)	(17,191)	(41,689)	19,716	737,280	—
Ending balance	$692,210	$7,202,979	$564,645	$461,423	$36,850	$737,280	$9,695,387
Amounts allocated to:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Other loans not individually evaluated	692,210	7,202,979	564,645	461,423	36,850	737,280	9,695,387
Ending balance	$692,210	$7,202,979	$564,645	$461,423	$36,850	$737,280	$9,695,387
Loans:
Amounts collectively evaluated for impairment	$177,812,787	$369,590,945	$35,449,441	$61,816,380	$10,714,069		$655,383,622
Amounts individually evaluated for impairment	1,262,929	8,337,154	137,152	—	—		9,737,235
Amounts related to loans acquired with deteriorated credit quality	3,221,699	18,094,935	4,249,880	—	—		25,566,514
Ending balance	$182,297,415	$396,023,034	$39,836,473	$61,816,380	$10,714,069		$690,687,371

	Year Ended September 30, 2015
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$980,265	$6,743,105	$426,438	$492,903	$44,538	$783,648	$9,470,897
Charge-offs	(138,340)	(351,841)	(20,348)	—	(18,483)	—	(529,012)
Recoveries	15,050	145,338	316,665	864	68,710	—	546,627
Provision (1)	(148,304)	1,250,563	(249,413)	9,345	(78,543)	(783,648)	—
Ending balance	$708,671	$7,787,165	$473,342	$503,112	$16,222	$—	$9,488,512
Amounts allocated to:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Other loans not individually evaluated	708,671	7,787,165	473,342	503,112	16,222	—	9,488,512
Ending balance	$708,671	$7,787,165	$473,342	$503,112	$16,222	$—	$9,488,512
Loans:
Amounts collectively evaluated for impairment	$182,841,754	$385,614,400	$36,084,518	$77,217,378	$6,392,162		$688,150,212
Amounts individually evaluated for impairment	1,621,663	8,421,326	126,432	—	—		10,169,421
Amounts related to loans acquired with deteriorated credit quality	3,580,214	22,539,882	1,233,449	—	—		27,353,545
Ending balance	$188,043,631	$416,575,608	$37,444,399	$77,217,378	$6,392,162		$725,673,178
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

Note 6: Income Per Share
Basic net income per share for the three months ended December 31, 2015 and 2014 was computed by dividing net income to common shareholders by the weighted average number of shares of common stock outstanding, which consists of issued shares less unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted shares.
Diluted net income per share for the three months ended December 31, 2015 and 2014 was computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options and unvested restricted shares, determined using the treasury stock method.

	Three Months Ended December 31,
	2015	2014
Numerator:
Net income	$4,614,278	$1,673,503
Denominator:
Weighted average common shares outstanding	14,885,529	16,175,485
Common stock equivalents	659,687	534,058
Diluted shares	15,545,216	16,709,543
Net income per share:
Basic	$0.31	$0.10
Diluted	$0.30	$0.10
For the three months ended December 31, 2015 and 2014 there were 405,679 and 219,864, respectively, of dilutive stock options. Additionally, for the three months ended December 31, 2015 and 2014, there were 254,008 and 314,194 shares, respectively, of dilutive unvested restricted stock. There were no shares which were subject to options issued with exercise prices in excess of the average market value per share during the periods ended December 31, 2015 and 2014.

Note 7: Real Estate Owned
The following is a summary of transactions in real estate owned:

	Three Months Ended December 31, 2015	Year Ended September 30, 2015

Balance, beginning of period	$3,410,538	$7,315,791
Real estate acquired through foreclosure of loans receivable	124,979	3,237,134
Proceeds from real estate sold	(555,531)	(7,676,904)
Provision for losses on real estate owned recognized in noninterest expense	—	(246,891)
Gain on sale of real estate owned recognized in noninterest expense	184,719	397,392
Gain on real estate sold payable to the FDIC	—	1,273,132
Increase of FDIC receivable for loss sharing agreements	—	(830,225)
Principal reductions	—	(58,891)
Balance, end of period	$3,164,705	$3,410,538
Included in the tables above is approximately $918,000 of foreclosed residential real estate property at December 31, 2015. Additionally, the Company had approximately $178,000 of consumer mortgage loans collateralized by residential real estate in the process of foreclosure at December 31, 2015.

Note 8: Employee Benefits
The Company has a 2002 stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. For options granted under the 2002 stock option plan, when granted, the options vest over periods of up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or non-qualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 882,876 shares for the plan, of which 81,241 have been issued or retired upon the exercise of the option granted under the plan, 646,972 are granted and outstanding and no shares are available to be granted at December 31, 2015 within this plan. All share and share amounts related to employee benefits have been updated to reflect the completion of the second-step conversion on April 8, 2013 at a conversion ratio of 1.2471. As of December 31, 2015, 539,468 shares have vested under this plan. During the three months ended December 31, 2015, 72,955 options from this plan vested.
In addition to the plan above, on December 19, 2013, the Company's stockholders approved the 2013 Equity Incentive Plan, which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest from one year to five years from grant date or upon death or disability. All options must be exercised within a 10-year period from the grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or non-qualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 1,428,943 shares for the plan, of which 1,004,680 were granted and outstanding as of December 31, 2015, with the remaining 424,263 shares available to be granted at December 31, 2015. During the three months ended December 31, 2015, 33,000 options from this plan were granted and 194,335 options from this plan vested. As of December 31, 2015, 388,670 shares have vested under this plan.
The fair value of the 33,000 options granted during the three months ended December 31, 2015, was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

33,000 Options

Risk-free interest rate	1.18 - 1.40%
Dividend yield	1.52 - 1.58%
Expected life at date of grant (months)	96 months
Volatility	13.13 - 13.70%
Weighted average grant-date fair value	$1.12 - 1.31
The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)

Options outstanding – September 30, 2015	1,618,652	$9.91	7
Options exercised	—	—	—
Options forfeited	—	—	—
Options granted	33,000	12.71	10
Options outstanding – December 31, 2015	1,651,652	$9.97	6
Options exercisable – December 31, 2015	928,138	$9.51	6
The stock price at December 31, 2015 was greater than the exercise prices on 1,651,652 options outstanding and therefore had an intrinsic value of $5,359,024. The total intrinsic value of all 928,138 shares exercisable at December 31, 2015 was $3,438,618.

Stock option expense was $80,578 and $82,749 for the three months ended December 31, 2015 and 2014, respectively. The following table summarizes information about the options outstanding at December 31, 2015:

Number of options outstanding at December 31, 2015	Remaining contractual life in years	Exercise price per share

384,458	3	$8.82
174,594	5	$8.18
66,720	5	$7.22
16,212	6	$7.34
4,988	6	$7.79
971,680	8	$10.89
30,000	10	$12.66
3,000	10	$13.16
1,651,652
In addition to the above, the Company implemented the Charter Financial Corporation 2013 Equity Incentive Plan as described above, which has 571,577 shares authorized, and during the year ended September 30, 2014, the Company granted 360,092 shares of restricted stock to key employees and directors. During the three months ended December 31, 2015, 72,015 shares vested. The remaining 211,485 shares are available to be granted at December 31, 2015.

	Shares	Weighted average grant date fair value per award

Unvested restricted stock awards - September 30, 2015	288,077	$10.89
Granted	—	—
Vested	72,015	10.89
Canceled or expired	—	—
Unvested restricted stock awards – December 31, 2015	216,062	$10.89
Grants between January 1, 2009 and December 1, 2013 will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement at age 65. Grants subsequent to December 1, 2013 will be expensed to the scheduled vesting.

Note 9: Commitments and Contingent Liabilities
In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At December 31, 2015, commitments to extend credit and standby letters of credit totaled $141.3 million. The Company does not anticipate any material losses as a result of these transactions.
In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management, none of these matters should have a material adverse effect on the Company’s financial position or results of operation.

Note 10: Fair Value of Financial Instruments and Fair Value Measurement
Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1- Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date; Level 2- Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data; Level 3- Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the three months ended December 31, 2015, there were no transfers between levels.
All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. These securities are priced via independent service providers. In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values.
At December 31, 2015, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of collateralized loan obligations (“CLO”), mortgage-backed securities and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. These are inputs used by a third-party pricing service used by the Company. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.
The Company also holds assets available for sale reported at fair value and included in other assets on the Company's balance sheet, consisting of one former branch, a parcel of land adjacent to a current branch and a parcel of land initially acquired as a proposed branch site. These assets are included in other assets on the Company's condensed consolidated statements of financial condition. The fair value of these assets is determined using current appraisals adjusted at management’s discretion to reflect any decline in the fair value of the properties since the time the appraisal was performed. Appraisal values are reviewed and monitored internally and fair value is reassessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. All of the Company’s assets held for sale fall into level 3 of the fair value hierarchy.
Assets and Liabilities Measured on a Recurring Basis:
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2015
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
Collateralized loan obligations	$39,398,339	$—	$39,398,339	$—
Mortgage-backed securities:
FHLMC certificates	33,834,094	—	33,834,094	—
FNMA certificates	92,879,643	—	92,879,643	—
GNMA certificates	1,547,101	—	1,547,101	—
Private-label mortgage securities:
Investment grade	975,280	—	975,280	—
Split rating (1)	718,785	—	718,785	—
Non-investment grade	6,634,987	—	6,634,987	—
Total investment securities available for sale	175,988,229	—	175,988,229	—
Assets held for sale	1,300,304	—	—	1,300,304
Total recurring assets at fair value	$177,288,533	$—	$175,988,229	$1,300,304
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2015
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
Collateralized loan obligations	$39,496,117	$—	$39,496,117	$—
Mortgage–backed securities:
FHLMC certificates	35,991,442	—	35,991,442	—
FNMA certificates	98,218,049	—	98,218,049	—
GNMA certificates	1,558,595	—	1,558,595	—
Collateralized mortgage obligations:
FHLMC	39,214	—	39,214	—
FNMA	63,315	—	63,315	—
Private-label mortgage securities:
Investment grade	1,031,316	—	1,031,316	—
Split rating (1)	875,416	—	875,416	—
Non-investment grade	7,130,625	—	7,130,625	—
Total investment securities available for sale	184,404,089	—	184,404,089	—
Assets held for sale	1,657,084	—	—	1,657,084
Total recurring assets at fair value	$186,061,173	$—	$184,404,089	$1,657,084
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

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
A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis is as follows:

	Three Months Ended December 31, 2015	Year Ended September 30, 2015

Fair value, beginning balance	$1,657,084	$1,744,584
Sales	(356,780)	—
Valuation loss recognized in noninterest expense	—	(87,500)
Transfers in and/or out of Level 3	—	—
Fair value, ending balance	$1,300,304	$1,657,084

Assets and Liabilities Measured on a Nonrecurring Basis:
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

		Fair value measurements using:
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Impaired loans	3,258,405	—	—	3,258,405
Other real estate owned	3,164,705	—	—	3,164,705
September 30, 2015
Impaired loans	3,357,250	—	—	3,357,250
Other real estate owned	3,410,538	—	—	3,410,538
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
OREO is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. A provision is charged to earnings for subsequent losses on OREO when market conditions indicate such losses have occurred. The ability of the Company to recover the carrying value of OREO is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors beyond the Company's control, and future declines in the value of the real estate would result in a charge to earnings. The recognition of sales and gain on sales is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred. OREO represents real property taken by the Company either through foreclosure or through a deed in lieu thereof from the borrower. The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed. It has been the Company’s experience that appraisals may become outdated due to the volatile real-estate environment. Appraised values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. Therefore, the inputs used to determine the fair value of OREO and repossessed assets fall within Level 3. The Company may include within OREO other repossessed assets received as partial satisfaction of a loan. These assets are not material and do not typically have readily determinable market values and are considered Level 3 inputs.
The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at December 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	General Range (Discount)			Weighted Average Discount
Impaired Loans	$3,258,405	Property appraisals	Management discount for property type and recent market volatility	17%	—	52%	35%
OREO	$3,164,705	Property appraisals	Management discount for property type and recent market volatility	14%	—	51%	32%
Assets Held for Sale	$1,300,304	Valuation analysis	Management discount for property type and recent market volatility	0%	—	44%	26%

Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2015 and September 30, 2015.
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
CASH AND CASH EQUIVALENTS – The carrying amount approximates fair value because of the short maturity of these instruments.
INVESTMENTS AVAILABLE FOR SALE AND FHLB STOCK – The fair value of investment and mortgage-backed securities and collateralized mortgage obligations available for sale is estimated based on bid quotations received from securities dealers. The FHLB stock is considered a restricted stock and is carried at cost which approximates its fair value.
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
COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at December 31, 2015 and at September 30, 2015, the fair value of these commitments is not presented.
Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of December 31, 2015 and September 30, 2015 is summarized below:

	December 31, 2015
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$51,881,302	$51,881,302	$51,881,302	$—	$—
Investments available for sale	175,988,229	175,988,229	—	175,988,229	—
FHLB stock	3,005,600	3,005,600	—	3,005,600	—
Loans receivable, net	679,870,414	677,889,396	—	—	677,889,396
Loans held for sale	2,285,847	2,330,930	—	2,330,930	—
Assets held for sale	1,300,304	1,300,304	—	—	1,300,304
Accrued interest and dividends receivable	2,495,117	2,495,117	—	490,113	2,005,004
Financial liabilities:
Deposits	$744,233,967	$744,956,126	$—	$744,956,126	$—
FHLB advances	50,000,000	52,708,818	—	52,708,818	—
Accrued interest payable	226,644	226,644	—	226,644	—

	September 30, 2015
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$30,343,225	$30,343,225	$30,343,225	$—	$—
Investments available for sale	184,404,089	184,404,089	—	184,404,089	—
FHLB stock	3,515,600	3,515,600	—	3,515,600	—
Loans receivable, net	714,761,210	710,729,157	—	—	710,729,157
Loans held for sale	1,406,902	1,444,042	—	1,444,042	—
Assets held for sale	1,657,084	1,657,084	—	—	1,657,084
Accrued interest and dividends receivable	2,668,406	2,668,406	—	517,509	2,150,897
Financial liabilities:
Deposits	$738,855,076	$739,513,754	$—	$739,513,754	$—
FHLB advances	62,000,000	65,418,947	—	65,418,947	—
Accrued interest payable	221,476	221,476	—	221,476	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended December 31, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.
Forward-Looking Statements
This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” “potential, ” “seek,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; the adverse effect of a breach of our computer system; our ability to successfully integrate acquired entities; our incurring higher than expected loan charge-offs with respect to assets acquired in FDIC-assisted acquisitions; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and changes in our organization, compensation and benefit plans. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015 under Part I Item 1A. “Risk Factors,” and in the Company’s other filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
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
Net income was $4.6 million for the three months ended December 31, 2015, compared to $1.7 million for the three months ended December 31, 2014.

Atlanta Metro Expansion
As announced on December 3, 2015, the Company entered into a definitive agreement and plan of merger with CBS Financial Corporation (“CBS”), the parent company of Community Bank of the South. Community Bank of the South currently operates four branches located in Smyrna and Marietta, Georgia, and will add approximately $369 million in assets, $330 million in deposits, and $296 million in gross loans to CharterBank's operations. Upon consummation of the pending merger, approximately 60% of the Company's loans and deposits will be in the Atlanta Combined Statistical Area (“CSA”). The transaction is expected to close in April 2016.

Critical Accounting Policies
Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, the Company considers its critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, real estate owned, goodwill and other intangible assets, deferred income taxes, and estimation of fair value. There have been no material changes in our critical accounting policies during the three months ended December 31, 2015.

Comparison of Financial Condition at December 31, 2015 and September 30, 2015
Assets. Total assets decreased $22.2 million to $1.0 billion at December 31, 2015. This decrease was due in part an outlay of cash to pay off $12.0 million of overnight borrowing from the FHLB in the first quarter of fiscal 2016. Net loans declined $34.9 million, or 4.9%, to $679.9 million at December 31, 2015, from $714.8 million at September 30, 2015.
Cash and cash equivalents. Cash and cash equivalents increased $21.5 million to $51.9 million at December 31, 2015, up from $30.3 million at September 30, 2015. This increase was primarily due to a significant amount of loan prepayments and an increase in retail deposits, partially offset by the repurchase of shares under the ongoing stock buyback program and the repayment of overnight borrowings at the FHLB.
Loans. At December 31, 2015, net loans were $679.9 million, or 67.7% of total assets, compared with $714.8 million, or 69.6% of total assets, at September 30, 2015. As indicated by the table below, there was a noticeable decrease in net loans in the current period due to prepayments on a small number of large loan relationships. The prepayments were primarily due to the collateral in these loan relationships being sold, including a local home builder who was acquired by a national builder. We anticipate this trend reversing in the second half of fiscal 2016 as we expect to see portfolio growth through both acquisitions and organic sources. Despite this quarter over quarter decline, net loans increased $52.1 million, or 8.3%, since December 31, 2014.
________________________________

(1)	Loans are shown net of deferred loan fees, allowance for loan losses, nonaccretable differences and accretable discounts.

Investment Securities Portfolio. At December 31, 2015, our investment securities portfolio totaled $176.0 million, compared to $184.4 million at September 30, 2015. The decrease was attributable to $5.6 million in principal paydowns, $1.2 million in net sales of securities and a $1.6 million increase in unrealized losses on available for sale securities during the first three months of fiscal 2016.
During fiscal 2015 and the first quarter of fiscal 2016, we have had no additional other-than-temporary impairment charges on non-agency collateralized mortgage backed securities. Through December 31, 2015, we had recorded a cumulative $380,000 of other-than-temporary impairment charges with respect to one private label security. No other non-agency collateralized mortgage backed securities in our investment portfolio were other- than- temporarily impaired at December 31, 2015.
Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us noninterest income that is non-taxable. The total cash surrender values of bank owned life insurance policies at December 31, 2015 and September 30, 2015 were $48.7 million and $48.4 million, respectively.
Deposits. Total deposits increased $5.3 million to $744.2 million at December 31, 2015 from $738.9 million at September 30, 2015. The increase was attributable to increases of $4.8 million, $4.2 million and $1.9 million in money market accounts, transaction accounts and retail CDs, respectively. This growth was partially offset by $5.0 million of a three-month brokered CD that matured during the quarter ended December 31, 2015. At December 31, 2015, $713.6 million of deposits were retail deposits. We currently have $30.6 million deposits classified as wholesale deposits, which are brokered deposits. The following table shows deposit fees earned and deposit balances by category for the quarter end periods indicated:

		Deposit Balances
	Deposit & Bankcard Fees	Checking	Savings	Money Market	Total Core Deposits	Retail Certificates of Deposit	Wholesale Certificates of Deposit	Total Deposits
		(dollars in thousands)
December 31, 2015	$2,898	$331,570	$50,017	$131,997	$513,584	$200,061	$30,589	$744,234
September 30, 2015	2,767	327,373	50,566	127,215	505,154	198,124	35,577	738,855
June 30, 2015	2,679	328,961	51,292	125,468	505,721	197,750	30,767	734,238
March 31, 2015	2,507	328,012	49,848	122,990	500,850	205,118	30,835	736,803
December 31, 2014	2,530	310,891	48,380	124,017	483,288	218,187	—	701,475
September 30, 2014	2,512	314,201	48,486	123,561	486,248	230,944	—	717,192
June 30, 2014	2,370	312,962	48,752	124,678	486,392	243,217	—	729,609
March 31, 2014	2,235	314,788	48,775	128,022	491,585	250,479	—	742,064
December 31, 2013	2,256	295,848	47,531	131,010	474,389	258,265	5,000	737,654
Borrowings. Our borrowings consist of advances from the FHLB of Atlanta. At December 31, 2015 and September 30, 2015, borrowings totaled $50.0 million and $62.0 million, respectively. The year-to-date decrease was due to $12.0 million of variable rate overnight borrowings that were repaid in the quarter ended December 31, 2015. The remaining fixed-rate borrowings mature in May 2016 and February 2019.
Based upon actual collateral pledged, excluding cash, additional advances of $96.8 million were available along with securities available for sale with lendable collateral value of $89.0 million that were also available to be pledged at December 31, 2015.
At December 31, 2015, approximately $60.6 million of credit was available to us at the Federal Reserve Bank of Atlanta based on loan collateral pledged. The line of credit at the Federal Reserve Bank of Atlanta was not used other than during periodic testing to ensure the line was functional.
Stockholders’ Equity. At December 31, 2015, total stockholders’ equity totaled $198.4 million, or $13.03 per net share, a $6.6 million decline from September 30, 2015 due to $10.3 million of shares repurchased, a $1.1 million decrease in accumulated other comprehensive loss and $749,000 of cash dividends paid, partially offset by $4.6 million of net income during the three months ended December 31, 2015. Despite the decrease in total stockholders’ equity, tangible book value increased to $12.73 per share at December 31, 2015 compared with $12.48 per share at September 30, 2015, due to the stock repurchases and associated reduced weighted average share count for the three months ended December 31, 2015.

Comparison of Operating Results for the Three Months Ended December 31, 2015 and December 31, 2014
General. Net income increased $2.9 million to $4.6 million for the quarter ended December 31, 2015 from $1.7 million for the quarter ended December 31, 2014. The increase was primarily due to $2.9 million of recoveries on previously charged-off loss share loans recognized in noninterest income during the current year period, combined with a $1.6 million increase in net interest income. Net interest income increased primarily due to 13.4% increase in the average balance of loans receivable combined with a 19 basis point increase in yield on loans for the three months ended December 31, 2015 compared with the prior year quarter.
Interest Income. Total interest income increased $1.4 million, or 16.4%, to $10.4 million for the quarter ended December 31, 2015 from $9.0 million for the quarter ended December 31, 2014. This increase was attributable to an increase in loan interest income, excluding accretion and amortization of the FDIC loss share receivable, of $929,000, combined with an increase in net discount accretion and amortization of $497,000. The average balance of loans receivable for the three months ended December 31, 2015, increased $83.8 million to $707.9 million, compared with the prior year period, while yield on loans increased to 5.33% from 5.14%.
The table below shows discount accretion included in income over the past seven years and for the quarter ended December 31, 2015 and the remaining discount to be recognized as of December 31, 2015:

	Loan Accretion (Amortization)
	2009	2010	2011	2012	2013	2014	2015	1Q 2016	Remaining(2)
	(in thousands)
NCB	$1,698	$4,519	$2,272	$751	$844	$239	$68	$—	$—
MCB	—	3,242	5,742	3,740	3,086	3,110	2,621	285	466
FNB	—	—	252	4,497	4,993	3,245	3,256	884	1,828
Total	1,698	7,761	8,266	8,988	8,923	6,594	5,945	1,169	2,294
Amortization (1)	—	—	—	—	—	(3,507)	(2,387)	—	—
Net	$1,698	$7,761	$8,266	$8,988	$8,923	$3,087	$3,558	$1,169	$2,294
__________________________________

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

Interest on mortgage-backed securities and collateralized mortgage obligations decreased $149,000 to $682,000 for the quarter ended December 31, 2015 from $831,000 for the quarter ended December 31, 2014. This decrease was primarily attributable to a $32.5 million, or 18.7%, decrease in the average balance of such securities to $141.1 million for the quarter ended December 31, 2015 compared to the same period in the prior fiscal year due in part to the growth in our CLO portfolio. Interest on other investment securities, which consisted of municipal securities and CLOs, increased $219,000 to $264,000 for the quarter ended December 31, 2015 from $45,000 for the quarter ended December 31, 2014 as other investment securities average balances increased $23.9 million to $39.5 million. Additionally, the average yield increased to 2.67% for the quarter ended December 31, 2015 from 1.15% for the quarter ended December 31, 2014 as municipal securities were sold and replaced with higher yielding collateralized loan obligations.

The following table shows selected average yield and cost information for the quarter end periods indicated:

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014

Yield on loans	5.33%	5.40%	5.02%	4.95%	5.14%
Yield on securities	2.10%	2.00%	1.99%	2.01%	1.85%
Yield on assets	4.56%	4.58%	4.16%	4.10%	4.07%

Cost of deposits	0.42%	0.42%	0.43%	0.43%	0.48%
Cost of CDs	0.88%	0.88%	0.92%	0.93%	1.04%
Cost of interest bearing checking	0.12%	0.13%	0.12%	0.12%	0.13%
Cost of bank rewarded checking	0.20%	0.20%	0.20%	0.20%	0.23%
Cost of savings	0.03%	0.02%	0.02%	0.02%	0.02%
Cost of MMDA	0.23%	0.22%	0.20%	0.21%	0.22%
Cost of borrowings	4.28%	3.81%	4.36%	4.29%	4.35%
Cost of liabilities	0.71%	0.70%	0.72%	0.74%	0.80%

Loan/deposit spread	4.91%	4.98%	4.59%	4.52%	4.66%
Asset/liability spread	3.85%	3.88%	3.44%	3.36%	3.27%
Interest Expense. Total interest expense decreased $117,000, or 8.8%, to $1.2 million for the quarter ended December 31, 2015 compared to $1.3 million for the quarter ended December 31, 2014. Interest expense declined due in part to a nine basis point, or 11.3%, decrease in the average cost of interest-bearing liabilities to 0.71% for the quarter ended December 31, 2015 from 0.80% for the quarter ended December 31, 2014, reflecting continued low market interest rates. While the cost of interest-bearing liabilities fell during the three months ended December 31, 2015, the average balances increased $22.2 million to $689.2 million compared to the prior year quarter.
Interest expense on deposits decreased $68,000, or 9.1%, to $665,000 for the quarter ended December 31, 2015, compared to $733,000 for the quarter ended December 31, 2014. The decrease was primarily due to a six basis point decrease in the average cost of deposits to 0.42% for the current quarter compared to 0.48% for the quarter ended December 31, 2014. The decrease in the average cost of deposits was largely due to low market interest rates and a decrease in higher costing certificates of deposit. Despite a $7.4 million, or 3.3%, increase in the average balance of CDs for the quarter ended December 31, 2015, the cost fell $73,000 to $508,000 for the quarter ended December 31, 2015, from $581,000 for the quarter ended December 31, 2014, reflecting the 16 basis point decrease in the average cost to 0.88%. Interest expense on FHLB advances decreased $50,000 to $553,000 for the quarter ended December 31, 2015 compared to $603,000 for the quarter ended December 31, 2014, due to a decrease of $3.8 million, or 6.8%, in the average balance of advances.
Net Interest Income. Net interest income increased $1.6 million, or 20.8%, to $9.2 million for the quarter ended December 31, 2015, from $7.6 million for the quarter ended December 31, 2014. The net increase was due to an increase in interest income of $1.5 million combined with a decrease in interest expense of $117,000. Net interest income included $1.2 million of net purchase discount accretion income for the quarter ended December 31, 2015, compared to $672,000 for the quarter ended December 31, 2014. Additionally, the year over year increase in average loans of $83.8 million combined with a 19 basis point increase in yield contributed to the increase in net interest income.
Despite an increase of $26.0 million in the average balance of interest-bearing deposits during the quarter ended December 31, 2015 compared to the prior year period, total interest expense decreased 8.8%. As the table below indicates, our net interest margin increased 56 basis points to 4.03% for the quarter ended December 31, 2015 from 3.47% for the prior year quarter, while our net interest rate spread increased 58 basis points to 3.85% for the first quarter of fiscal 2016 from 3.27% for the first quarter of fiscal 2015. Additionally, net interest margin excluding the effects of purchase accounting was 3.51% for the quarter ended December 31, 2015 compared to 3.14% for the quarter ended December 31, 2014. At December 31, 2015, there was $2.3 million of discount remaining to accrete into interest income over the remaining life of the acquired loans with the accretion heavily weighted towards the early quarters based on current cash flow projections.

	For the Three Months Ended December 31,
	2015			2014
	Average Balance	Interest	Average Yield/Cost (10)	Average Balance	Interest	Average Yield/Cost (10)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$23,371	$12	0.21%	$63,892	$41	0.26%
FHLB common stock and other equity securities	3,078	39	5.06	3,460	37	4.24
Mortgage-backed securities and collateralized mortgage obligations available for sale	141,087	682	1.93	173,610	831	1.91
Other investment securities available for sale (1)	39,486	264	2.67	15,549	45	1.15
Loans receivable (1)(2)(3)(4)	707,926	8,273	4.67	624,082	7,343	4.71
Accretion and amortization of loss share loans receivable (5)		1,169	0.66		672	0.43
Total interest-earning assets	914,948	10,439	4.56	880,593	8,969	4.07
Total noninterest-earning assets	94,441			110,087
Total assets	$1,009,389			$990,680
Liabilities and Equity:
Interest-bearing liabilities:
Interest bearing checking	$177,536	$55	0.12%	$166,124	$54	0.13%
Bank rewarded checking	46,705	23	0.20	47,313	27	0.23
Savings accounts	50,390	4	0.03	48,232	2	0.02
Money market deposit accounts	130,890	75	0.23	125,302	69	0.22
Certificate of deposit accounts	232,011	508	0.88	224,592	581	1.04
Total interest-bearing deposits	637,532	665	0.42	611,563	733	0.48
Borrowed funds	51,630	553	4.28	55,381	603	4.35
Total interest-bearing liabilities	689,162	1,218	0.71	666,944	1,336	0.80
Noninterest-bearing deposits	103,433			95,240
Other noninterest-bearing liabilities	10,916			11,630
Total noninterest-bearing liabilities	114,349			106,870
Total liabilities	803,511			773,814
Total stockholders' equity	205,878			216,866
Total liabilities and stockholders' equity	$1,009,389			$990,680
Net interest income		$9,221			$7,633
Net interest-earning assets (6)		$225,786			$213,649
Net interest rate spread (7)			3.85%			3.27%
Net interest margin (8)			4.03%			3.47%
Net interest margin, excluding the effects of purchase accounting (9)			3.51%			3.14%
Ratio of average interest-earning assets to average interest-bearing liabilities			132.76%			132.03%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion and amortization of the indemnification asset.

(5)	Accretion of accretable purchase discount on loans acquired in FDIC-assisted acquisitions and amortization of the overstatement of FDIC indemnification asset.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)
Net interest margin, excluding the effects of purchase accounting represents net interest income excluding accretion and amortization of loss share loans receivable as a percentage of average net interest earning assets excluding loan accretable discounts in the amount of $3.1 million and $5.5 million for the three months ended December 31, 2015 and December 31, 2014, respectively.

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

	For the Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$(26)	$(7)	$4	$(29)
FHLB common stock and other equity securities	(4)	7	(1)	2
Mortgage-backed securities and collateralized mortgage obligations available for sale	(156)	9	(2)	(149)
Other investment securities available for sale	69	59	91	219
Loans receivable	1,077	309	41	1,427
Total interest-earning assets	$960	$377	$133	$1,470
Interest Expense:
Checking accounts	$4	$(7)	$—	$(3)
Savings accounts	—	2	—	2
Money market deposit accounts	3	2	1	6
Certificate of deposit accounts	19	(89)	(3)	(73)
Total interest-bearing deposits	26	(92)	(2)	(68)
Borrowed funds	(41)	(10)	1	(50)
Total interest-bearing liabilities	$(15)	$(102)	$(1)	$(118)
Net change in net interest income	$975	$479	$134	$1,588
Provision for Loan Losses. No provision for loan losses was recorded in the quarter ended December 31, 2015 due to the trend of declining levels of charge-offs, along with an overall improvement in the loan portfolio in recent quarters. During the prior year period, a net provision of $4,000 related to acquired covered loans was recorded.
Net recoveries for the three months ended December 31, 2015 were $207,000, compared to net charge-offs of $44,000 for the three months ended December 31, 2014. The allowance for loan losses was $9.7 million, or 1.40% of total loans receivable, at December 31, 2015. Our nonperforming loans decreased to $2.5 million, or 0.36%, of total loans at December 31, 2015 from $3.3 million of total loans at December 31, 2014. As a result, our allowance as a percent of nonperforming loans increased to 391.42% at December 31, 2015. While our allowance coverage ratios strengthened during the quarter, based on our analysis, we did not feel it was appropriate to record negative provision at this time. See our discussion on the allowance for further information.
Noninterest Income. Noninterest income increased $3.2 million, or 91.6%, to $6.8 million for the quarter ended December 31, 2015 from $3.6 million for the quarter ended December 31, 2014. The increase was attributable to a $369,000 increase in bankcard fee and other deposit fee income along with $2.9 million in nonrecurring recoveries on charged-off loans that were previously covered by loss share agreements with the FDIC.

The following table shows noninterest income by category for the periods indicated.

	For the Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014
	(dollars in thousands)
Service charges on deposit accounts	$1,753	$1,691	$1,663	$1,513	$1,582
Bankcard fees	1,146	1,076	1,016	994	948
Gain on sale of loans and loan servicing release fees	348	459	435	352	367
Brokerage commissions	142	165	211	202	154
Bank owned life insurance	321	321	321	279	324
Gain (loss) on investment securities available for sale	36	—	—	(28)	1
FDIC receivable (impairment) accretion	—	(2,529)	20	27	47
Other (1)	3,085	313	150	112	143
Total noninterest income	$6,831	$1,496	$3,816	$3,451	$3,566
__________________________________

(1)	$2.9 million of recoveries on loans that were previously covered by loss share agreements with the FDIC were recognized in noninterest income in the three months ended December 31, 2015.

Noninterest Expense. Total noninterest expense increased to $9.1 million for the quarter ended December 31, 2015, compared to $8.7 million for the quarter ended December 31, 2014. The overall increase was primarily attributable to increases in salaries and employee benefits and legal and professional fees.
The following table shows noninterest expense by category for the periods indicated:

	For the Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014
	(dollars in thousands)
Salaries and employee benefits	$5,263	$5,586	$5,035	$5,078	$5,014
Occupancy	1,910	2,030	1,927	1,838	1,876
Legal and professional	380	404	352	385	241
Marketing	261	344	306	367	265
Furniture and equipment	168	278	229	224	151
Postage, office supplies, and printing	185	186	222	224	241
Core deposit intangible amortization expense	49	60	64	68	74
Federal insurance premiums and other regulatory fees	224	191	189	180	196
Net (benefit) cost of operations of other real estate owned	(21)	(19)	(30)	142	(57)
Other	659	922	757	557	735
Total noninterest expense	$9,078	$9,982	$9,051	$9,063	$8,736
Income Taxes. Income taxes increased to $2.4 million for the quarter ended December 31, 2015 from $786,000 for the quarter ended December 31, 2014. Our effective tax rate was 33.8% in the quarter ended December 31, 2015 and 32.0% in the quarter ended December 31, 2014. The increase was due primarily to a relatively small change in favorable permanent tax differences in comparison to the significant increase in taxable income for the quarter ended December 31, 2015.

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

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	December 31, 2015	September 30, 2015
	(dollars in thousands)
Nonaccrual loans: (1) (2)
1-4 family residential real estate	$1,112	$1,470
Commercial real estate	1,210	2,513
Commercial	137	126
Real estate construction	—	—
Consumer and other loans	4	5
Total nonaccrual loans	2,463	4,114
Loans delinquent 90 days or greater and still accruing:
1-4 family residential real estate	14	14
Commercial real estate	—	—
Commercial	—	—
Real estate construction	—	—
Consumer and other loans	—	—
Total loans delinquent 90 days or greater and still accruing	14	14
Total nonperforming loans	2,477	4,128
Other real estate owned:
1-4 family residential real estate	919	1,104
Commercial real estate	2,246	2,307
Commercial	—	—
Real estate construction	—	—
Consumer and other loans	—	—
Total real estate owned	3,165	3,411
Total nonperforming assets	$5,642	$7,539
Ratios:
Nonperforming loans as a percentage of total loans, gross	0.36%	0.57%
Nonperforming assets as a percentage of total assets	0.56%	0.73%
__________________________________

(1)	Included in nonaccrual loans is $317,000 and $1.6 million of non-accruing troubled debt restructured loans at December 31, 2015 and September 30, 2015, respectively.

(2)
Acquired FAS ASC 310-30 loans that were previously covered under loss share agreements with the FDIC, and have associated accretable discount remaining, in the amount of $656,000 and $4.8 million are excluded from this table as of December 31, 2015 and September 30, 2015, respectively. Due to the recognition of accretion income that was established at the time of acquisition, FAS ASC 310-30 loans that were greater than 90 days delinquent or otherwise considered nonperforming loans are regarded as performing loans for reporting purposes.

Nonperforming assets decreased $1.9 million during the three months ended December 31, 2015 due primarily to a $1.7 million decrease in nonaccrual loans combined with a slight decrease in real estate owned. We have 33 loans that remain nonperforming at December 31, 2015, and the largest nonperforming loan had a balance of $621,000 and was secured by commercial real estate.
For the three and twelve months ended December 31, 2015 and September 30, 2015, interest income recognized on impaired loans, which includes nonperforming loans and accruing troubled debt restructured loans, was approximately $117,000 and $362,000, respectively. Additional gross interest income that would have been recorded had our impaired loans been current in accordance with their original terms was approximately $53,000 and $288,000, respectively, for the three and twelve months ended December 31, 2015 and September 30, 2015.
Allowance for Loan Losses on Loans. The allowance for loan losses represents a reserve for probable loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans with particular emphasis on impaired, nonaccrual, past due and other loans that management believes require special attention. The determination of the allowance for loan losses is considered a critical accounting policy.

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
The Company did not make a provision in the quarter ended December 31, 2015 due to the long term trend of declining net charge-offs and overall improvement in the credit quality of the loan portfolio. The following table sets forth activity in our allowance for loan losses for the period indicated.

	Three Months Ended December 31, 2015
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$708,671	$7,787,165	$473,342	$503,112	$16,222	$—	$9,488,512
Charge-offs	(10,841)	—	(504)	—	(3,222)	—	(14,567)
Recoveries	16,646	91,664	108,998	—	4,134	—	221,442
Provision	(22,266)	(675,850)	(17,191)	(41,689)	19,716	737,280	—
Ending balance	$692,210	$7,202,979	$564,645	$461,423	$36,850	$737,280	$9,695,387
Amounts allocated to:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Other loans not individually evaluated	692,210	7,202,979	564,645	461,423	36,850	737,280	9,695,387
Ending balance	$692,210	$7,202,979	$564,645	$461,423	$36,850	$737,280	$9,695,387
Loans:
Amounts collectively evaluated for impairment	$177,812,787	$369,590,945	$35,449,441	$61,816,380	$10,714,069		$655,383,622
Amounts individually evaluated for impairment	1,262,929	8,337,154	137,152	—	—		9,737,235
Amounts related to loans acquired with deteriorated credit quality	3,221,699	18,094,935	4,249,880	—	—		25,566,514
Ending balance	$182,297,415	$396,023,034	$39,836,473	$61,816,380	$10,714,069		$690,687,371
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
Potential problem loans are loans as to which management has serious doubts about the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention or substandard. Potential problem loans aggregated $39.5 million and $42.4 million at December 31, 2015 and September 30, 2015, respectively, with $8.6 million and $5.2 million classified special mention and $30.9 million and $37.2 million classified substandard at December 31, 2015 and September 30, 2015, respectively.
Our largest substandard loan relationship at December 31, 2015 had a balance of $4.8 million. As of December 31, 2015, all loans in the relationship are current and interest due has been paid. The loan relationship is collateralized by income producing properties in Alabama. We believe we are adequately collateralized, even at lower current real estate values.
The allowance for loan losses represented 391.42% and 229.85% of nonperforming loans at December 31, 2015 and September 30, 2015, respectively. This increase was due to a $1.7 million decline in nonperforming loans in the current period along with a slight increase in our allowance for loan losses. The allowance for loan losses as a percentage of loans was 1.40% and 1.30% at December 31, 2015 and September 30, 2015, respectively. The increase was due to $207,000 of net recoveries that impacted our allowance for loan losses and no provision recorded in the current period, along with a 4.88% drop in net loan balances at December 31, 2015. Management retained an unallocated allowance to maintain the overall allowance at a level reflective of continued economic uncertainties.
The growth in the allowance as a percentage of total loans was due primarily to the decline in total loan balances during the quarter. As noted earlier, this decline in loan balances in the current period was due to prepayments on a small number of large loan relationships and we do not feel that this will be an ongoing trend based on our loan growth over the past six quarters. For the quarter, rather than releasing allowance and recording negative provision, we maintained the level of the allowance by recording unallocated reserve which is in keeping with our allowance policies. Should the loan trends witnessed during this quarter continue, we may be required to release reserves in future periods.
Management reviews the adequacy of the allowance for loan losses on a continuous basis. Management considered the allowance for loan losses adequate at December 31, 2015 to absorb probable losses inherent in the loan portfolio. However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.
Liquidity Management. Liquidity is defined as the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the FHLB, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At December 31, 2015 and September 30, 2015, we had access to immediately available funds of approximately $209.3 million and $180.5 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit. Additionally, securities with lendable collateral value of $89.0 million and $97.9 million were available to be pledged at December 31, 2015 and September 30, 2015, respectively.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $51.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $176.0 million at December 31, 2015. At December 31, 2015, we had $50.0 million in advances outstanding from the FHLB. However, based on available pledged and unpledged collateral other than cash, $96.8 million and $89.0 million, respectively, in additional advances were available as of December 31, 2015.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
At December 31, 2015, we had $41.4 million of new loan commitments outstanding, and $62.3 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $37.6 million of unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2015 totaled $124.1 million, or 16.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended December 31, 2015, we originated $51.4 million of loans. No securities were purchased during the period.
Financing activities consist primarily of additions to deposit accounts and FHLB advances. We experienced a net increase in total deposits of $5.4 million for the three months ended December 31, 2015, primarily due to increases of $8.4 million and $1.9 million in core deposits and retail CDs, respectively. We also had $5.0 million of three-month brokered CDs mature during the period. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds. FHLB advances have been used primarily to fund loan demand and to purchase securities.
Capital Management and Resources. The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Our regulatory capital ratios currently reflect the incorporation of Basel III and these changes had a minor impact on our capital ratios. The Bank upstreamed $17.5 million to the holding company during the second quarter of fiscal 2015 which is also reflected in these ratios at December 31, 2015 and September 30, 2015. At December 31, 2015, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2015
Total risk-based capital (to risk-weighted assets)	$182,496	23.23%	$62,839	8.00%	$78,549	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	172,801	22.00	47,129	6.00	62,839	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets)	172,801	22.00	35,347	4.50	51,057	6.50
Tier 1 leverage (to average assets)	172,801	17.19	40,213	4.00	50,266	5.00
September 30, 2015
Total risk-based capital (to risk-weighted assets)	$177,322	21.71%	$65,350	8.00%	$81,687	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	167,834	20.55	49,012	6.00	65,350	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets)	167,834	20.55	36,759	4.50	53,097	6.50
Tier 1 leverage (to average assets)	167,834	16.04	41,857	4.00	52,321	5.00
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
For the three months ended December 31, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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
The table below sets forth, as of December 31, 2015, our calculation of the estimated changes in the Bank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present Value of Assets (3)(4)
(dollars in thousands)
300	$213,311	$(10,401)	(4.6)%	21.3%	(1.0)%
200	$216,837	$(6,875)	(3.1)%	21.6%	(0.7)%
100	$220,329	$(3,383)	(1.5)%	22.0%	(0.3)%
—	$223,712	$—	—%	22.3%	—%
(100)	$217,984	$(5,728)	(2.6)%	21.8%	(0.5)%
__________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the difference between the present value of an institution’s assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2015, in the event of a 200 basis point increase in interest rates, we would experience a 3.1% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 2.6% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of December 31, 2015, we were in compliance with our Board approved policy limits.
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

Item 4. Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be party to various legal proceedings incident to our business. At December 31, 2015, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors
Risk factors that may affect future results were discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and in Charter Federal or Charter Financial’s other filings with the Securities and Exchange Commission. The risks described in our Annual Report on Form 10-K and other filings are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended September 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table presents a summary of the Company's share repurchases during the quarter ended December 31, 2015:

Shares repurchased during the period:	Total number of share repurchases	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)

October 1 - October 31, 2015	83,907	$12.71	7,171,483	325,094
November 1 - November 30, 2015	24,112	$13.27	7,195,595	300,982
December 1 - December 31, 2015	690,571	$12.92	7,886,166	410,411
Total	798,590	$12.91	7,886,166	410,411
__________________________________

(1)
In December 2015, the Company's Board of Directors approved a stock repurchase program, the fifth approved and announced program since December 2013, allowing the repurchase of up to 800,000 shares, or approximately 5%, of the Company's outstanding shares. As a result of the five share repurchase programs initiated in December 2013 and following, shares have been repurchased at a total cost of approximately $89.1 million.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 3, 2015, by and among Charter Financial Corporation, CHFN Merger Sub, LLC and CBS Financial Corporation

3.1	Articles of Incorporation of Charter Financial Corporation (1)

3.2	Bylaws of Charter Financial Corporation (2)

4.1	Specimen Stock Certificate of Charter Financial Corporation (3)

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of December 31, 2015 and September 30, 2015, (ii) the Unaudited Condensed Consolidated Statements of Income for the three months ended December 31, 2015 and 2014, (iii) the Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2015 and the year ended September 30, 2015 (iv) the Unaudited Condensed Consolidated Comprehensive Income for the three months ended December 31, 2015 and 2014, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and 2014, and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

CHARTER FINANCIAL CORPORATION

Date:	February 8, 2016	By:	/s/ Robert L. Johnson
Robert L. Johnson
Chairman, President and Chief Executive Officer

Date:	February 8, 2016	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer