Form 10-Q
period 2016-03-31
CHARTER FINANCIAL CORP
filed 2016-05-09
CIK 1478726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares of the registrant’s common stock outstanding as of May 6, 2016 was 15,036,004.

CHARTER FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	March 31, 2016	September 30, 2015 (1)
Assets
Cash and amounts due from depository institutions	$10,730,776	$9,921,822
Interest-earning deposits in other financial institutions	68,599,736	20,421,403
Cash and cash equivalents	79,330,512	30,343,225
Loans held for sale, fair value of $1,253,584 and $1,444,042	1,222,577	1,406,902
Investment securities available for sale	172,197,338	184,404,089
Federal Home Loan Bank stock	3,029,000	3,515,600
Loans receivable	712,395,319	725,673,178
Unamortized loan origination fees, net	(1,145,461)	(1,423,456)
Allowance for loan losses	(9,850,499)	(9,488,512)
Loans receivable, net	701,399,359	714,761,210
Other real estate owned	2,711,249	3,410,538
Accrued interest and dividends receivable	2,611,221	2,668,406
Premises and equipment, net	20,446,166	19,660,012
Goodwill	4,325,282	4,325,282
Other intangible assets, net of amortization	72,087	157,226
Cash surrender value of life insurance	48,989,033	48,423,510
Deferred income taxes	5,861,733	5,674,095
Other assets	9,085,841	8,329,239
Total assets	$1,051,281,398	$1,027,079,334
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$791,692,453	$738,855,076
Federal Home Loan Bank advances	50,000,000	62,000,000
Advance payments by borrowers for taxes and insurance	1,270,039	1,745,753
Other liabilities	10,288,197	19,547,895
Total liabilities	853,250,689	822,148,724
Stockholders’ equity:
Common stock, $0.01 par value; 15,026,378 shares issued and outstanding at March 31, 2016 and 16,027,654 shares issued and outstanding at September 30, 2015	150,264	160,277
Preferred stock, $0.01 par value; 50,000,000 shares authorized at March 31, 2016 and September 30, 2015	—	—
Additional paid-in capital	83,084,397	95,355,054
Unearned compensation – ESOP	(5,106,169)	(5,551,193)
Retained earnings	119,662,368	114,362,386
Accumulated other comprehensive income	239,849	604,086
Total stockholders’ equity	198,030,709	204,930,610
Total liabilities and stockholders’ equity	$1,051,281,398	$1,027,079,334
__________________________________

(1)	Financial information at September 30, 2015 has been derived from audited financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Interest income:
Loans receivable	$8,863,437	$8,939,425	$18,304,962	$17,844,057
Mortgage-backed securities and collateralized mortgage obligations	664,082	793,093	1,346,539	1,623,770
Federal Home Loan Bank stock	36,149	36,978	75,077	73,686
Other investment securities available for sale	270,454	153,020	534,508	197,874
Interest-earning deposits in other financial institutions	54,047	18,812	66,438	59,848
Amortization of FDIC loss share receivable	—	(901,603)	—	(1,790,514)
Total interest income	9,888,169	9,039,725	20,327,524	18,008,721
Interest expense:
Deposits	692,218	658,445	1,357,652	1,391,372
Borrowings	545,368	577,637	1,098,250	1,180,382
Total interest expense	1,237,586	1,236,082	2,455,902	2,571,754
Net interest income	8,650,583	7,803,643	17,871,622	15,436,967
Provision for loan losses	—	(4,000)	—	—
Net interest income after provision for loan losses	8,650,583	7,807,643	17,871,622	15,436,967
Noninterest income:
Service charges on deposit accounts	1,620,144	1,512,974	3,372,702	3,094,952
Bankcard fees	1,189,181	993,538	2,335,007	1,941,161
(Loss) gain on investment securities available for sale	—	(27,893)	35,965	(27,209)
Bank owned life insurance	244,860	279,302	565,523	603,715
Gain on sale of loans and loan servicing release fees	359,750	351,578	707,606	718,581
Brokerage commissions	146,430	202,483	288,145	356,787
Recoveries on acquired loans previously covered under FDIC loss share agreements	750,000	—	3,625,000	—
FDIC receivable for loss sharing agreements accretion	—	27,059	—	74,519
Other	202,538	111,651	413,495	254,152
Total noninterest income	4,512,903	3,450,692	11,343,443	7,016,658
Noninterest expenses:
Salaries and employee benefits	5,287,339	5,077,774	10,550,328	10,092,041
Occupancy	2,222,332	1,838,048	4,132,784	3,713,711
Legal and professional	678,565	385,283	1,058,403	625,909
Marketing	352,247	367,238	613,161	632,470
Federal insurance premiums and other regulatory fees	210,038	179,856	433,881	375,446
Net cost of operations of real estate owned	71,408	141,568	50,164	84,248
Furniture and equipment	161,308	223,666	329,722	374,201
Postage, office supplies and printing	170,670	224,025	355,382	464,632
Core deposit intangible amortization expense	36,154	68,088	85,138	142,396
Other	712,710	557,503	1,371,838	1,293,783
Total noninterest expenses	9,902,771	9,063,049	18,980,801	17,798,837
Income before income taxes	3,260,715	2,195,286	10,234,264	4,654,788
Income tax expense	1,117,627	761,055	3,476,898	1,547,053
Net income	$2,143,088	$1,434,231	$6,757,366	$3,107,735
Basic net income per share	$0.15	$0.09	$0.46	$0.19
Diluted net income per share	$0.14	$0.09	$0.44	$0.19
Weighted average number of common shares outstanding	14,224,862	15,835,418	14,557,000	16,007,320
Weighted average number of common and potential common shares outstanding	14,909,947	16,375,507	15,242,085	16,547,409

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Net income	$2,143,088	$1,434,231	$6,757,366	$3,107,735
Reclassification adjustment for net losses (gains) realized in net income, net of taxes of $0, $(10,767), $13,882 and $(10,503), respectively	—	17,126	(22,083)	16,706
Net unrealized holding gains (losses) on investment and mortgage securities available for sale arising during the period, net of taxes of $435,825, $359,168, $(215,100) and $819,150, respectively	693,255	571,319	(342,154)	1,303,000
Comprehensive income	$2,836,343	$2,022,676	$6,393,129	$4,427,441

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common stock		Additional paid-in capital	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Number of shares	Amount

Balance at September 30, 2014 (1)	18,261,388	$182,614	$119,586,164	$(5,984,317)	$111,924,543	$(754,135)	$224,954,869
Net income	—	—	—	—	5,572,162	—	5,572,162
Dividends paid, $0.20 per share	—	—	—	—	(3,134,319)	—	(3,134,319)
Change in other comprehensive income	—	—	—	—	—	1,358,221	1,358,221
Allocation of ESOP common stock	—	—	128,135	433,124	—	—	561,259
Effect of restricted stock awards	—	—	792,619	—	—	—	792,619
Stock option expense	—	—	330,995	—	—	—	330,995
Issuance of common stock, restricted stock	2,265	23	(23)	—	—	—	—
Repurchase of shares	(2,235,999)	(22,360)	(25,482,836)	—	—	—	(25,505,196)
Balance at September 30, 2015 (1)	16,027,654	$160,277	$95,355,054	$(5,551,193)	$114,362,386	$604,086	$204,930,610
Net income	—	—	—	—	6,757,366	—	6,757,366
Dividends paid, $0.10 per share	—	—	—	—	(1,457,384)	—	(1,457,384)
Change in other comprehensive income	—	—	—	—	—	(364,237)	(364,237)
Allocation of ESOP common stock	—	—	216,340	445,024	—	—	661,364
Effect of restricted stock awards	—	—	392,140	—	—	—	392,140
Stock option expense	—	—	161,353	—	—	—	161,353
Issuance of common stock, restricted stock	5,509	55	(55)	—	—	—	—
Repurchase of shares	(1,006,785)	(10,068)	(13,040,435)	—	—	—	(13,050,503)
Balance at March 31, 2016	15,026,378	$150,264	$83,084,397	$(5,106,169)	$119,662,368	$239,849	$198,030,709
__________________________________

(1)	Financial information at September 30, 2015 and 2014 has been derived from audited financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$6,757,366	$3,107,735
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	560,799	713,429
Deferred income tax expense	—	51,000
Accretion and amortization of premiums and discounts, net	567,108	680,901
Accretion of fair value discounts related to acquired loans	(2,002,161)	(2,929,505)
Accretion of fair value discounts related to FDIC receivable	—	(74,519)
Amortization of FDIC loss share receivable	—	1,790,514
Gain on sale of loans and loan servicing release fees	(707,606)	(718,581)
Proceeds from sale of loans	26,184,065	28,306,323
Originations and purchases of loans held for sale	(25,292,134)	(28,233,633)
(Gain) loss on sale of mortgage-backed securities, collateralized mortgage obligations and other investments	(35,965)	27,209
Write down of real estate owned	117,301	220,006
Gain on sale of real estate owned	(316,749)	(234,849)
Loss (gain) on sale of fixed assets	5,381	(3,250)
Restricted stock award expense	392,140	397,623
Stock option expense	161,353	165,497
Increase in cash surrender value of bank owned life insurance	(565,523)	(603,715)
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	57,185	(135,136)
(Increase) decrease in other assets	(1,113,382)	1,885,241
(Decrease) increase in other liabilities	(8,598,334)	93,798
Net cash (used in) provided by operating activities	(3,829,156)	4,506,088
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	1,231,330	14,024,153
Principal collections on investment securities available for sale	10,034,766	10,647,975
Purchase of investment securities available for sale	—	(24,390,730)
Proceeds from maturities or calls of investment securities available for sale	—	6,774,050
Proceeds from redemption of Federal Home Loan Bank stock	1,742,600	437,300
Purchase of Federal Home Loan Bank stock	(1,256,000)	—
Net decrease (increase) in loans receivable	15,063,990	(49,365,646)
Net decrease in FDIC receivable	—	2,106,043
Principal reductions of OREO	—	59,308
Proceeds from sale of real estate owned	1,056,396	5,191,728
Proceeds from sale of premises and equipment	351,399	3,250
Purchases of premises and equipment, net of dispositions	(1,261,814)	(91,870)
Net cash provided by (used in) investing activities	26,962,667	(34,604,439)
Cash flows from financing activities:
Repurchase of shares	(13,050,503)	(17,671,524)
Dividends paid	(1,457,384)	(1,589,479)
Increase in deposits	52,837,377	19,610,584
Proceeds from Federal Home Loan Bank advances	31,000,000	—

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) continued

	Six Months Ended March 31,
	2016	2015

Principal payments on Federal Home Loan Bank advances	(43,000,000)	(5,000,000)
Net decrease in advance payments by borrowers for taxes and insurance	(475,714)	(150,342)
Net cash provided by (used in) financing activities	25,853,776	(4,800,761)
Net increase (decrease) in cash and cash equivalents	48,987,287	(34,899,112)
Cash and cash equivalents at beginning of period	30,343,225	99,462,953
Cash and cash equivalents at end of period	$79,330,512	$64,563,841
Supplemental disclosures of cash flow information:
Interest paid	$2,411,827	$2,555,660
Income taxes paid	2,530,000	800,000
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$157,659	$2,447,486
Write down of real estate owned reimbursed by the FDIC	—	789,792
Gain on real estate sold payable to the FDIC	—	750,204
Issuance of common stock under stock benefit plan	661,364	561,259
Unrealized (loss) gain on investment securities available for sale, net	(364,237)	1,319,706

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
As of March 31, 2016, the Company operated 14 branch offices in west-central Georgia, east-central Alabama and the Florida Gulf Coast, as well as one cashless branch office in Norcross, Georgia. Subsequent to period end, on April 15, 2016, the Company announced that it completed its acquisition of CBS Financial Corporation (“CBS”), the parent company of Community Bank of the South. As of March 31, 2016, Community Bank of the South operated four branches in the Atlanta metropolitan area.

Note 2: Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Charter Financial and the Bank include the accounts of the Company and the Bank as of March 31, 2016 and September 30, 2015 (derived from audited financial statements), and for the three and six-month periods ended March 31, 2016 and 2015. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three and six-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.
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

Note 3: Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Recognition and Measurement of Financial Assets and

Liabilities, which is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU permits early adoption of the instrument-specific credit risk provision. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

Note 4: Investment Securities
Investment securities available for sale are summarized as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$39,683,194	$—	$(983,351)	$38,699,843
Mortgage-backed securities:
FHLMC certificates	32,030,426	494,791	—	32,525,217
FNMA certificates	90,696,351	904,003	(94,149)	91,506,205
GNMA certificates	1,531,663	4,396	—	1,536,059
Private-label mortgage securities: (1)
Investment grade	970,914	1,139	(43,469)	928,584
Split rating (2)	680,060	—	(9,466)	670,594
Non-investment grade	6,241,324	207,633	(118,121)	6,330,836
Total	$171,833,932	$1,611,962	$(1,248,556)	$172,197,338
________________________________

(1)	Credit ratings are current as of March 31, 2016.

(2)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$39,637,499	$59,751	$(201,133)	$39,496,117
Mortgage-backed securities:
FHLMC certificates	35,533,446	485,501	(27,505)	35,991,442
FNMA certificates	97,676,102	787,507	(245,560)	98,218,049
GNMA certificates	1,553,500	5,095	—	1,558,595
Collateralized mortgage obligations:
FHLMC	36,571	2,643	—	39,214
FNMA	61,929	1,386	—	63,315
Private-label mortgage securities:
Investment grade	1,068,490	4,040	(41,214)	1,031,316
Split rating (1)	880,802	—	(5,386)	875,416
Non-investment grade	7,040,469	179,372	(89,216)	7,130,625
Total	$183,488,808	$1,525,295	$(610,014)	$184,404,089
______________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due within one year	$—	$—
Due from one year to five years	4,460,322	4,387,185
Due after five years	35,222,872	34,312,658
Mortgage-backed securities	132,150,738	133,497,495
Total	$171,833,932	$172,197,338
There were no investment securities available for sale that were called or matured during the six months ended March 31, 2016. Proceeds from called or matured investment securities during the six months ended March 31, 2015 were $6.8 million. Proceeds from sales of investment securities available for sale during the six months ended March 31, 2016 and 2015, were $1.2 million and $14.0 million, respectively. Gross realized gains on the sale of these securities were $36,224 and $2,507 for the six months ended March 31, 2016 and 2015, respectively. Gross realized losses on the sale of these securities were $259 and $29,716 for the six months ended March 31, 2016 and 2015, respectively.
Investment securities available for sale with an aggregate carrying value of $72.4 million and $103.0 million at March 31, 2016 and September 30, 2015, respectively, were available to be pledged to secure Federal Home Loan Bank (“FHLB”) advances, however no securities were pledged at either period end to secure FHLB advances.
Investment securities available for sale that had been in a continuous unrealized loss position for less than 12 months at March 31, 2016 and September 30, 2015 are as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$39,683,194	$(983,351)	$38,699,843
Mortgage-backed securities:
FNMA certificates	6,875,653	(23,487)	6,852,166
Collateralized mortgage obligations:
Private-label mortgage securities	2,532,743	(15,799)	2,516,944
Total	$49,091,590	$(1,022,637)	$48,068,953

	September 30, 2015
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$19,912,486	$(201,133)	$19,711,353
Mortgage-backed securities:
FHLMC certificates	16,021,392	(27,505)	15,993,887
FNMA certificates	35,454,134	(116,303)	35,337,831
Total	$71,388,012	$(344,941)	$71,043,071
Investment securities available for sale that had been in a continuous unrealized loss position for greater than 12 months at March 31, 2016 and September 30, 2015 are as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FNMA certificates	$17,055,468	$(70,662)	$16,984,806
Collateralized mortgage obligations:
Private-label mortgage securities	2,811,430	(155,257)	2,656,173
Total	$19,866,898	$(225,919)	$19,640,979

	September 30, 2015
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FNMA certificates	$21,182,347	$(129,257)	$21,053,090
Collateralized mortgage obligations:
Private-label mortgage securities	3,250,506	(135,816)	3,114,690
Total	$24,432,853	$(265,073)	$24,167,780
At March 31, 2016 the Company had approximately $170,000 of gross unrealized losses on private-label mortgage securities with aggregate amortized cost of approximately $5.3 million. Previously, in fiscal 2011, the Company recognized $380,000 in credit losses on its investment portfolio. During the three and six months ended March 31, 2016 and 2015, the Company recorded no other-than-temporary unrealized loss impairment charges. Other than what is discussed in the paragraphs below, the Company is projecting that it will receive essentially all contractual cash flows, so there is no break in yield or additional other than temporary impairment.

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
The following table shows issuer-specific information, including current par value, book value, fair value, credit rating and unrealized gain (loss) for the Company's portfolio of non-agency collateralized mortgage obligations as of March 31, 2016:

Cusip	Description	Credit Rating (1)			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Amortized Cost	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch	(dollars in thousands)
Investment Grade
36228FQF6	GSR 2003-4F 1A2	n/a	AA+	BBB	$—	$142	$142	$143	$1
55265KL80	MASTR 2003-8 4A1	n/a	A+	A	—	123	123	123	—
86359BVF5	SARM 2004-6 3A3	n/a	A+	n/a	—	707	706	663	(43)
	Total				—	972	971	929	(42)
Split Rating
17307GDL9	CMLTI 2004-HYB1 A31	Ba2	n/a	BBB	—	680	680	671	(9)
	Total				—	680	680	671	(9)
Non-Investment Grade
576433UQ7	MARM 2004-13 B1	NR	CCC	n/a	380	2,664	2,283	2,491	208
576433VN3	MARM 2004-15 4A1	Caa2	n/a	B	—	1,426	1,426	1,323	(103)
576433QD1	MARM 2004-7 5A1	B2	BB	n/a	—	2,532	2,532	2,517	(15)
	Total				380	6,622	6,241	6,331	90
	Grand Total				$380	$8,274	$7,892	$7,931	$39
______________________________

(1)	Credit ratings are current as of March 31, 2016.

Changes in accumulated other comprehensive income by component for the three and six months ended March 31, 2016 and 2015 are shown in the table below. All amounts are net of tax. The line item affected in the consolidated statements of income by the reclassified amounts is gain on investment securities available for sale.

	Unrealized Gain/Loss on Available-for-Sale Securities
	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Beginning balance	$(453,406)	$(22,874)	$604,086	$(754,135)
Other comprehensive income/loss before reclassifications	693,255	571,319	(342,154)	1,303,000
Amounts reclassified from accumulated other comprehensive income/loss to (loss) gain on investment securities available for sale	—	17,126	(22,083)	16,706
Net current-period other comprehensive income/loss	693,255	588,445	(364,237)	1,319,706
Ending balance	$239,849	$565,571	$239,849	$565,571

Note 5: Loans Receivable
Loans outstanding, by class, are summarized in the following table:

	March 31, 2016	September 30, 2015

1-4 family residential real estate	$190,179,880	$188,043,631
Commercial real estate	392,946,474	416,575,608
Commercial	43,740,507	37,444,399
Real estate construction	72,323,200	77,217,378
Consumer and other	13,205,258	6,392,162
Total loans, gross	712,395,319	725,673,178
Unamortized loan origination fees, net	(1,145,461)	(1,423,456)
Allowance for loan losses	(9,850,499)	(9,488,512)
Total loans, net	$701,399,359	$714,761,210
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
Commercial real estate loans are generally made by the Company to entities in Georgia, Alabama, Florida and adjoining states and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and generally requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2016, approximately 23.9% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.
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
The Company also originates first and second mortgage loans and home equity lines of credit secured by one- to four-family residential properties within Georgia, Alabama and the Florida panhandle. Management currently originates mortgages at all branch locations, but utilizes a centralized processing location to reduce the underwriting risk. The Company originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate 30 year conforming loans are generally originated for resale into the secondary market and loans that are non-conforming due to property exceptions and that have adjustable rates are generally retained in the Company’s portfolio. The non-conforming loans originated are not considered to be subprime loans and the amount of subprime and low documentation loans held by the Company is not material. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance. At March 31, 2016, the Company had $18.4 million of home equity lines of credit and second mortgage loans.
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
Nonaccrual and Past Due Loans. An aging analysis of past due loans, segregated by class of loans, at March 31, 2016 and September 30, 2015 was as follows:

	March 31, 2016	September 30, 2015

Current	$707,299,038	$718,875,005
Accruing past due loans:
30-89 days past due
1-4 family residential real estate	1,214,732	692,019
Commercial real estate	1,309,371	1,748,329
Commercial	113,693	94,602
Real estate construction	—	—
Consumer and other	126,738	44,951
Total 30-89 days past due	2,764,534	2,579,901
90 days or greater past due (1)
1-4 family residential real estate	70,382	32,217
Commercial real estate	163,629	72,273
Commercial	—	—
Real estate construction	—	—
Consumer and other	—	—
Total 90 days or greater past due	234,011	104,490
Total accruing past due loans	2,998,545	2,684,391
Nonaccruing loans: (2)
1-4 family residential real estate	812,535	1,469,088
Commercial real estate	1,188,912	2,513,204
Commercial	92,751	126,432
Real estate construction		—
Consumer and other	3,538	5,058
Nonaccruing loans	2,097,736	4,113,782
Total loans	$712,395,319	$725,673,178
________________________________

(1)
Previously covered loans in the amount of $181,582 and $90,226 at March 31, 2016 and September 30, 2015, respectively, are regarded as accruing loans and included in this section. These loans which are accounted for under ASC 310-30 are reported as accruing loans because of the ongoing recognition of accretion income established at the time of acquisition.

(2)
Previously covered loans in the amount of $673,097 and $4.8 million at March 31, 2016 and September 30, 2015, respectively, are regarded as accruing loans and excluded from the nonaccrual section due to the ongoing recognition of accretion income established at the time of acquisition.

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
Impaired loans for the periods ended March 31, 2016 and September 30, 2015, segregated by class of loans are presented below. At March 31, 2016 and September 30, 2015, there was no recorded allowance for loan losses on impaired loans.

			Three Months Ended March 31, 2016		Six Months Ended March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized

1-4 family residential real estate	$1,028,516	$1,517,162	$1,049,974	$2,742	$1,064,637	$5,670
Commercial real estate	8,292,266	9,780,604	8,370,997	131,641	8,407,926	215,019
Commercial	92,751	210,840	99,160	—	105,351	—
Real estate construction	—	—	—	—	—	—
Total impaired loans	$9,413,533	$11,508,606	$9,520,131	$134,383	$9,577,914	$220,689
The recorded investment in accruing troubled debt restructured loans (“TDRs”) at March 31, 2016 totaled $7.3 million and is included in the impaired loan table above.

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
The recorded investment in accruing TDRs at September 30, 2015 totaled $6.0 million and is included in the impaired loan table above.
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

For the six month period ended March 31, 2016, the following table presents a breakdown of the types of concessions determined to be TDRs during the period by loan class. There were no new TDRs in the six month period ended March 31, 2015.

	Accruing Loans			Nonaccrual Loans
	Six Months Ended March 31, 2016			Six Months Ended March 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
1-4 family residential real estate	1	$26,118	$26,118	—	$—	$—
Commercial real estate	—	—	—	1	271,107	193,500
Total	1	$26,118	$26,118	1	$271,107	$193,500
At March 31, 2016, restructured loans with a modified balance of $7.3 million were accruing and $332,588 were nonaccruing while restructured loans with a modified balance of $6.1 million were accruing and $1.7 million were nonaccruing at March 31, 2015. As of March 31, 2016, there was one loan in the amount of $108,861 that was restructured within the past twelve months and subsequently defaulted. There were no loans that defaulted within twelve months of their restructure at March 31, 2015.
Acquired Impaired Loans. The following table documents changes in the accretable discount on acquired credit impaired loans during the six months ended March 31, 2016 and the year ended September 30, 2015:

	Six Months Ended March 31, 2016	Year Ended September 30, 2015

Balance, beginning of period	$3,391,288	$5,843,697
Loan accretion	(1,962,562)	(5,874,337)
Transfer from nonaccretable difference	—	3,421,928
Balance, end of period	$1,428,726	$3,391,288
The following table presents the outstanding balances and related carrying amounts for all purchase credit impaired loans at the periods ended March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015

Contractually required payments receivable	$24,391,525	$31,522,816
Carrying amount	22,699,258	27,353,545
Credit Quality Indicators. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including the level of classified loans, net charge-offs, nonperforming loans (see details above) and the general economic conditions in its market areas.
The Company utilizes a risk rating system to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 8. The risk grade for each individual loan is determined by the loan officer and other approving officers at the time of loan origination and is adjusted from time to time to reflect an ongoing assessment of loan risk. Risk grades are reviewed on specific loans monthly for all delinquent loans as a part of monthly meetings held by the Loan Committee of the Board of Directors, quarterly for all nonaccrual and special reserve loans, and annually as part of the Company’s internal loan review process. In addition, individual loan risk grades are reviewed in connection with all renewals, extensions and modifications.

The following table presents the risk grades of the loan portfolio, segregated by class of loans:
March 31, 2016

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$186,481,753	$359,141,474	$43,196,563	$72,323,200	$13,197,954	$674,340,944
Special Mention (5)	188,983	7,481,425	8,532	—	—	7,678,940
Substandard (6)	3,509,144	26,323,575	535,412	—	7,304	30,375,435
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total loans	$190,179,880	$392,946,474	$43,740,507	$72,323,200	$13,205,258	$712,395,319
September 30, 2015

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$182,991,645	$380,049,378	$36,697,618	$77,217,378	$6,363,643	$683,319,662
Special Mention (5)	704,509	4,461,662	12,406	—	—	5,178,577
Substandard (6)	4,347,477	32,064,568	734,375	—	28,519	37,174,939
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total loans	$188,043,631	$416,575,608	$37,444,399	$77,217,378	$6,392,162	$725,673,178
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
The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time. During the current quarter and the prior fiscal year, the Company made minor refinements to the qualitative risk factors but no significant changes to its allowance methodology. The adjustments in the Company's methodology were not material to the overall allowance or provision for the three and six months ended March 31, 2016 or for the fiscal year ended September 30, 2015.
An unallocated allowance is generally maintained in a range of 4% to 12% of the total allowance in recognition of the imprecision of the estimates and other factors. In times of greater economic downturn and uncertainty, the higher end of this range is provided.
The Company maintained its allowance for loan losses for the six months ended March 31, 2016 and the fiscal year ended September 30, 2015, in response to inconsistent economic conditions, net charge-offs/recoveries, financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. However, the Company did not make a provision in either period due to the overall persisting trend of declining net charge-offs and general improvement in the credit quality of the loan portfolio.
The following tables are a summary of transactions in the allowance for loan losses by portfolio segment for the three and six months ended March 31, 2016 and the fiscal year ended September 30, 2015:

	Three Months Ended March 31, 2016
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$692,210	$7,202,979	$564,645	$461,423	$36,850	$737,280	$9,695,387
Charge-offs	(42,779)	(132,936)	(24,627)	—	(4,377)	—	(204,719)
Recoveries	64,047	88,779	193,232	5,000	8,773	—	359,831
Provision	121,677	(343,195)	(114,430)	101,554	12,702	221,692	—
Ending balance	$835,155	$6,815,627	$618,820	$567,977	$53,948	$958,972	$9,850,499

	Six Months Ended March 31, 2016
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$708,671	$7,787,165	$473,342	$503,112	$16,222	$—	$9,488,512
Charge-offs	(53,620)	(132,936)	(25,131)	—	(7,599)	—	(219,286)
Recoveries	80,693	180,442	302,231	5,000	12,907	—	581,273
Provision	99,411	(1,019,044)	(131,622)	59,865	32,418	958,972	—
Ending balance	$835,155	$6,815,627	$618,820	$567,977	$53,948	$958,972	$9,850,499
Amounts allocated to:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Other loans not individually evaluated	835,155	6,815,627	618,820	567,977	53,948	958,972	9,850,499
Ending balance	$835,155	$6,815,627	$618,820	$567,977	$53,948	$958,972	$9,850,499
Loans:
Amounts collectively evaluated for impairment	$185,979,408	$369,275,561	$39,499,101	$72,323,200	$13,205,258		$680,282,528
Amounts individually evaluated for impairment	1,028,516	8,292,266	92,751	—	—		9,413,533
Amounts related to loans acquired with deteriorated credit quality	3,171,956	15,378,647	4,148,655	—	—		22,699,258
Ending balance	$190,179,880	$392,946,474	$43,740,507	$72,323,200	$13,205,258		$712,395,319

	Year Ended September 30, 2015
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$980,265	$6,743,105	$426,438	$492,903	$44,538	$783,648	$9,470,897
Charge-offs	(138,340)	(351,841)	(20,348)	—	(18,483)	—	(529,012)
Recoveries	15,050	145,338	316,665	864	68,710	—	546,627
Provision (1)	(148,304)	1,250,563	(249,413)	9,345	(78,543)	(783,648)	—
Ending balance	$708,671	$7,787,165	$473,342	$503,112	$16,222	$—	$9,488,512
Amounts allocated to:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Other loans not individually evaluated	708,671	7,787,165	473,342	503,112	16,222	—	9,488,512
Ending balance	$708,671	$7,787,165	$473,342	$503,112	$16,222	$—	$9,488,512
Loans:
Amounts collectively evaluated for impairment	$182,841,754	$385,614,400	$36,084,518	$77,217,378	$6,392,162		$688,150,212
Amounts individually evaluated for impairment	1,621,663	8,421,326	126,432	—	—		10,169,421
Amounts related to loans acquired with deteriorated credit quality	3,580,214	22,539,882	1,233,449	—	—		27,353,545
Ending balance	$188,043,631	$416,575,608	$37,444,399	$77,217,378	$6,392,162		$725,673,178
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

Note 6: Income Per Share
Basic net income per share for the three and six months ended March 31, 2016 and 2015 was computed by dividing net income to common shareholders by the weighted average number of shares of common stock outstanding, which consists of issued shares less unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted shares.
Diluted net income per share for the three and six months ended March 31, 2016 and 2015 was computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options and unvested restricted shares, determined using the treasury stock method.

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Numerator:
Net income	$2,143,088	$1,434,231	$6,757,366	$3,107,735
Denominator:
Weighted average common shares outstanding	14,224,862	15,835,418	14,557,000	16,007,320
Common stock equivalents	685,085	540,089	685,085	540,089
Diluted shares	14,909,947	16,375,507	15,242,085	16,547,409
Net income per share:
Basic	$0.15	$0.09	$0.46	$0.19
Diluted	$0.14	$0.09	$0.44	$0.19
For the three and six months ended March 31, 2016 and 2015 there were 427,251 and 224,675, respectively, of dilutive stock options. Additionally, for the three and six months ended March 31, 2016 and 2015, there were 257,834 and 315,414 shares, respectively, of dilutive unvested restricted stock. There were no shares which were subject to options issued with exercise prices in excess of the average market value per share during the periods ended March 31, 2016 and 2015.

Note 7: Real Estate Owned
The following is a summary of transactions in real estate owned:

	Six Months Ended March 31, 2016	Year Ended September 30, 2015

Balance, beginning of period	$3,410,538	$7,315,791
Real estate acquired through foreclosure of loans receivable	157,659	3,237,134
Proceeds from real estate sold	(1,056,396)	(7,676,904)
Provision for losses on real estate owned recognized in noninterest expense	(117,301)	(246,891)
Gain on sale of real estate owned recognized in noninterest expense	316,749	397,392
Gain on real estate sold payable to the FDIC	—	1,273,132
Increase of FDIC receivable for loss sharing agreements	—	(830,225)
Principal reductions	—	(58,891)
Balance, end of period	$2,711,249	$3,410,538
Included in the tables above is approximately $801,000 of foreclosed residential real estate property at March 31, 2016. Additionally, the Company had approximately $70,000 of consumer mortgage loans collateralized by residential real estate in the process of foreclosure at March 31, 2016.

Note 8: Employee Benefits
The Company has a 2002 stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. For options granted under the 2002 stock option plan, when granted, the options vest over periods of up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or non-qualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 882,876 shares for the plan, of which 96,223 have been issued or retired upon the exercise of the option granted under the plan, 631,990 are granted and outstanding and no shares are available to be granted at March 31, 2016 within this plan. All share and share amounts related to employee benefits have been updated to reflect the completion of the second-step conversion on April 8, 2013 at a conversion ratio of 1.2471. As of March 31, 2016, 539,468 shares have vested under this plan. During the six months ended March 31, 2016, 72,955 options from this plan vested.
In addition to the plan above, on December 19, 2013, the Company's stockholders approved the 2013 Equity Incentive Plan, which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest from one year to five years from grant date or upon death or disability. All options must be exercised within a 10-year period from the grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or non-qualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 1,428,943 shares for the plan, of which 1,004,680 were granted and outstanding as of March 31, 2016, with the remaining 424,263 shares available to be granted at March 31, 2016. During the six months ended March 31, 2016, 33,000 options from this plan were granted and 194,335 options from this plan vested. As of March 31, 2016, 388,670 shares have vested under this plan.
The fair value of the 33,000 options granted during the six months ended March 31, 2016, was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

33,000 Options

Risk-free interest rate	1.18 - 1.40%
Dividend yield	1.52 - 1.58%
Expected life at date of grant (months)	96 months
Volatility	13.13 - 13.70%
Weighted average grant-date fair value	$1.12 - 1.31

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)

Options outstanding – September 30, 2015	1,618,652	$9.91	7
Options exercised	(5,509)	8.82	3
Options forfeited	(9,473)	8.82	3
Options granted	33,000	12.71	10
Options outstanding – March 31, 2016	1,636,670	$9.98	6
Options exercisable – March 31, 2016	913,156	$9.52	6
The stock price at March 31, 2016 was greater than the exercise prices on 1,636,670 options outstanding and therefore had an intrinsic value of $5,767,894. The total intrinsic value of all 913,156 shares exercisable at March 31, 2016 was $3,637,669.
Stock option expense was $161,353 and $165,497 for the six months ended March 31, 2016 and 2015, respectively. The following table summarizes information about the options outstanding at March 31, 2016:

Number of options outstanding at March 31, 2016	Remaining contractual life in years	Exercise price per share

369,476	3	$8.82
174,594	4	$8.18
66,720	5	$7.22
16,212	6	$7.34
4,988	6	$7.79
971,680	8	$10.89
30,000	10	$12.66
3,000	10	$13.16
1,636,670
In addition to the above, the Company implemented the Charter Financial Corporation 2013 Equity Incentive Plan as described above, which has 571,577 shares authorized, and during the year ended September 30, 2014, the Company granted 360,092 shares of restricted stock to key employees and directors. During the six months ended March 31, 2016, 72,015 shares vested. The remaining 211,485 shares are available to be granted at March 31, 2016.

	Shares	Weighted average grant date fair value per award

Unvested restricted stock awards - September 30, 2015	288,077	$10.89
Granted	—	—
Vested	72,015	10.89
Canceled or expired	—	—
Unvested restricted stock awards – March 31, 2016	216,062	$10.89
Grants between January 1, 2009 and December 1, 2013 will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement at age 65. Grants subsequent to December 1, 2013 will be expensed to the scheduled vesting.

Note 9: Commitments and Contingent Liabilities
In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At March 31, 2016, commitments to extend credit and standby letters of credit totaled $153.6 million. The Company does not anticipate any material losses as a result of these transactions.

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management, none of these matters should have a material adverse effect on the Company’s financial position or results of operation.

Note 10: Fair Value of Financial Instruments and Fair Value Measurement
Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1- Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date; Level 2- Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data; Level 3- Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the three months ended March 31, 2016, there were no transfers between levels.
All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. These securities are priced via independent service providers. In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values.
At March 31, 2016, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of collateralized loan obligations (“CLO”), mortgage-backed securities and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. These are inputs used by a third-party pricing service used by the Company. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.
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

Assets and Liabilities Measured on a Recurring Basis:
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	March 31, 2016
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
Collateralized loan obligations	$38,699,843	$—	$38,699,843	$—
Mortgage-backed securities:
FHLMC certificates	32,525,217	—	32,525,217	—
FNMA certificates	91,506,205	—	91,506,205	—
GNMA certificates	1,536,059	—	1,536,059	—
Private-label mortgage securities:
Investment grade	928,584	—	928,584	—
Split rating (1)	670,594	—	670,594	—
Non-investment grade	6,330,836	—	6,330,836	—
Total investment securities available for sale	172,197,338	—	172,197,338	—
Assets held for sale	1,300,304	—	—	1,300,304
Total recurring assets at fair value	$173,497,642	$—	$172,197,338	$1,300,304
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2015
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
Collateralized loan obligations	$39,496,117	$—	$39,496,117	$—
Mortgage–backed securities:
FHLMC certificates	35,991,442	—	35,991,442	—
FNMA certificates	98,218,049	—	98,218,049	—
GNMA certificates	1,558,595	—	1,558,595	—
Collateralized mortgage obligations:
FHLMC	39,214	—	39,214	—
FNMA	63,315	—	63,315	—
Private-label mortgage securities:
Investment grade	1,031,316	—	1,031,316	—
Split rating (1)	875,416	—	875,416	—
Non-investment grade	7,130,625	—	7,130,625	—
Total investment securities available for sale	184,404,089	—	184,404,089	—
Assets held for sale	1,657,084	—	—	1,657,084
Total recurring assets at fair value	$186,061,173	$—	$184,404,089	$1,657,084
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

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
A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis is as follows:

	Six Months Ended March 31, 2016	Year Ended September 30, 2015

Fair value, beginning balance	$1,657,084	$1,744,584
Sales	(356,780)	—
Valuation loss recognized in noninterest expense	—	(87,500)
Transfers in and/or out of Level 3	—	—
Fair value, ending balance	$1,300,304	$1,657,084
Assets and Liabilities Measured on a Nonrecurring Basis:
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Impaired loans	2,948,229	—	—	2,948,229
Other real estate owned	2,711,249	—	—	2,711,249
September 30, 2015
Impaired loans	3,357,250	—	—	3,357,250
Other real estate owned	3,410,538	—	—	3,410,538
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
The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at March 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	General Range (Discount)			Weighted Average Discount
Impaired Loans	$2,948,229	Property appraisals	Management discount for property type and recent market volatility	14%	—	54%	34%
OREO	$2,711,249	Property appraisals	Management discount for property type and recent market volatility	14%	—	52%	31%
Assets Held for Sale	$1,300,304	Valuation analysis	Management discount for property type and recent market volatility	0%	—	44%	26%
Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of March 31, 2016 and September 30, 2015.
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
COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at March 31, 2016 and at September 30, 2015, the fair value of these commitments is not presented.
Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of March 31, 2016 and September 30, 2015 is summarized below:

	March 31, 2016
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$79,330,512	$79,330,512	$79,330,512	$—	$—
Investments available for sale	172,197,338	172,197,338	—	172,197,338	—
FHLB stock	3,029,000	3,029,000	—	3,029,000	—
Loans receivable, net	701,399,359	700,759,678	—	—	700,759,678
Loans held for sale	1,222,577	1,253,584	—	1,253,584	—
Assets held for sale	1,300,304	1,300,304	—	—	1,300,304
Accrued interest and dividends receivable	2,611,221	2,611,221	—	501,618	2,109,603
Financial liabilities:
Deposits	$791,692,453	$792,927,513	$—	$792,927,513	$—
FHLB advances	50,000,000	52,634,927	—	52,634,927	—
Accrued interest payable	265,551	265,551	—	265,551	—

	September 30, 2015
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$30,343,225	$30,343,225	$30,343,225	$—	$—
Investments available for sale	184,404,089	184,404,089	—	184,404,089	—
FHLB stock	3,515,600	3,515,600	—	3,515,600	—
Loans receivable, net	714,761,210	710,729,157	—	—	710,729,157
Loans held for sale	1,406,902	1,444,042	—	1,444,042	—
Assets held for sale	1,657,084	1,657,084	—	—	1,657,084
Accrued interest and dividends receivable	2,668,406	2,668,406	—	517,509	2,150,897
Financial liabilities:
Deposits	$738,855,076	$739,513,754	$—	$739,513,754	$—
FHLB advances	62,000,000	65,418,947	—	65,418,947	—
Accrued interest payable	221,476	221,476	—	221,476	—

Note 11: Subsequent Events
Subsequent to period end, the Company completed its merger (the “Merger”) with CBS effective April 15, 2016, pursuant to the previously announced definitive Agreement and Plan of Merger (the “Merger Agreement”) between the Company and CBS, dated as of December 3, 2015. Additionally, Community Bank of the South, a wholly-owned subsidiary of CBS, which operated four branches in the Atlanta metropolitan area, merged with and into CharterBank, a wholly-owned subsidiary of the Company.
Under the terms of the Merger Agreement, the Company acquired all of the outstanding shares of CBS common stock for $20.50 per share, with a total transaction value of approximately $58.8 million. A more complete description of the Merger consideration is contained in our form 8-K, filed April 18, 2016 (the “8-K”), and in the Merger Agreement, incorporated by reference into Exhibit 2.1 to the 8-K from that certain Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 8, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended March 31, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.
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
Net income was $2.1 million and $6.8 million for the three and six months ended March 31, 2016, respectively, compared to $1.4 million and $3.1 million for the three and six months ended March 31, 2015, respectively.

Atlanta Metro Expansion
As announced on April 15, 2016, the Company completed its merger with CBS Financial Corporation (“CBS”), the parent company of Community Bank of the South. Prior to the merger, Community Bank of the South operated four branches located in Smyrna and Marietta, Georgia. Upon completion of the merger, approximately $370.0 million of total assets, approximately $304.0 million of total loans and approximately $331.0 million of total deposits were added to the Company's balance sheet. With the consummation of the merger, approximately 60% of the Company's loans and deposits are in the Atlanta Combined Statistical Area (“CSA”). Full conversion and integration of Community Bank of the South into CharterBank is expected to be completed by July 2016. Additionally, a banking location serving the demographically desirable Buckhead market in Atlanta is set to open in Summer 2016. These additions to our franchise provide access to attractive population centers and the potential for corresponding growth. We continue to have capital for additional growth which could involve either acquisitions or de novo branching.

Critical Accounting Policies
Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, the Company considers its critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, real estate owned, goodwill and other intangible assets, deferred income taxes, and estimation of fair value. There have been no material changes in our critical accounting policies during the six months ended March 31, 2016.

Comparison of Financial Condition at March 31, 2016 and September 30, 2015
Assets. Total assets increased $24.2 million to $1.1 billion at March 31, 2016. This increase in assets was due primarily to a surge in retail deposits and corresponding cash increase. Net loans declined $13.4 million, or 1.9%, to $701.4 million at March 31, 2016, from $714.8 million at September 30, 2015.
Cash and cash equivalents. Cash and cash equivalents increased $49.0 million to $79.3 million at March 31, 2016, up from $30.3 million at September 30, 2015. This increase was primarily due to a $52.8 million increase in deposits and a $13.4 million decline in loans, partially offset by outlays of cash of $13.1 million for share repurchases in the first half of fiscal 2016 and $12.0 million to pay off overnight borrowings from the FHLB in the first quarter of fiscal 2016.
Loans. At March 31, 2016, net loans were $701.4 million, or 66.7% of total assets, compared with $714.8 million, or 69.6% of total assets, at September 30, 2015. As indicated by the table below, there was a noticeable decrease in net loans in the first quarter of fiscal 2016 due to prepayments on a small number of large loan relationships. The prepayments were primarily due to the collateral in these loan relationships being sold, including a local home builder who was acquired by a national builder. Net loans increased $21.5 million in the current quarter and are up $45.2 million, or 6.9%, since March 31, 2015. Despite the year to date decline, we anticipate portfolio growth in the second half of fiscal 2016 through the recently completed acquisition, organic growth and possible future acquisitions.

________________________________

(1)	Loans are shown net of deferred loan fees, allowance for loan losses, nonaccretable differences and accretable discounts.

Investment Securities Portfolio. At March 31, 2016, our investment securities portfolio totaled $172.2 million, compared to $184.4 million at September 30, 2015. The decrease was attributable to $10.5 million in principal paydowns, $1.2 million in net sales of securities and a $552,000 increase in unrealized losses on available for sale securities during the first six months of fiscal 2016.
During fiscal 2015 and the first six months of fiscal 2016, we have had no additional other-than-temporary impairment charges on non-agency collateralized mortgage backed securities. Through March 31, 2016, we had recorded a cumulative $380,000 of other-than-temporary impairment charges with respect to one private label security. No other non-agency collateralized mortgage backed securities in our investment portfolio were other- than- temporarily impaired at March 31, 2016.
Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us noninterest income that is non-taxable. The total cash surrender values of bank owned life insurance policies at March 31, 2016 and September 30, 2015 were $49.0 million and $48.4 million, respectively.
Deposits. Total deposits increased $52.8 million to $791.7 million at March 31, 2016 from $738.9 million at September 30, 2015. The increase was attributable to increases of $26.5 million, $18.9 million, and $8.7 million in transaction accounts, money market accounts and retail CDs, respectively. This growth was partially offset by $5.0 million of a three-month brokered CD that matured during the quarter ended March 31, 2016. At March 31, 2016, $761.1 million of deposits were retail deposits. We currently have $30.6 million deposits classified as wholesale deposits, which are brokered deposits. The following table shows deposit fees earned and deposit balances by category for the quarter end periods indicated:

		Deposit Balances
	Deposit & Bankcard Fees	Checking	Savings	Money Market	Total Core Deposits	Retail Certificates of Deposit	Wholesale Certificates of Deposit	Total Deposits
		(dollars in thousands)
March 31, 2016	$2,809	$353,834	$54,317	$146,109	$554,260	$206,832	$30,600	$791,692
December 31, 2015	2,898	331,570	50,017	131,997	513,584	200,061	30,589	744,234
September 30, 2015	2,767	327,373	50,566	127,215	505,154	198,124	35,577	738,855
June 30, 2015	2,679	328,961	51,292	125,468	505,721	197,750	30,767	734,238
March 31, 2015	2,507	328,012	49,848	122,990	500,850	205,118	30,835	736,803
December 31, 2014	2,530	310,891	48,380	124,017	483,288	218,187	—	701,475
September 30, 2014	2,512	314,201	48,486	123,561	486,248	230,944	—	717,192
June 30, 2014	2,370	312,962	48,752	124,678	486,392	243,217	—	729,609
March 31, 2014	2,235	314,788	48,775	128,022	491,585	250,479	—	742,064
Borrowings. Our borrowings consist of advances from the FHLB of Atlanta. At March 31, 2016 and September 30, 2015, borrowings totaled $50.0 million and $62.0 million, respectively. The year-to-date decrease was due to $12.0 million of variable rate overnight borrowings that were repaid in the first quarter of fiscal 2016. Twenty-five million dollars of the remaining fixed-rate borrowings with a rate of 4.33% was set to mature in May 2016 but, subsequent to period end, has been extended for five additional years at a rate of 1.76%. The remaining $25.0 million matures in February 2019.
Based upon actual collateral pledged, excluding cash, additional advances of $94.5 million were available along with securities available for sale with lendable collateral value of $68.8 million that were also available to be pledged at March 31, 2016.
At March 31, 2016, approximately $56.1 million of credit was available to us at the Federal Reserve Bank of Atlanta based on loan collateral pledged. The line of credit at the Federal Reserve Bank of Atlanta was not used other than during periodic testing to ensure the line was functional.
Stockholders’ Equity. At March 31, 2016, total stockholders’ equity totaled $198.0 million, or $13.18 per net share, a $6.9 million decline from September 30, 2015 primarily due to $13.1 million of shares repurchased and $1.5 million of cash dividends paid, partially offset by $6.8 million of net income during the six months ended March 31, 2016. Despite the decrease in total stockholders’ equity, tangible book value increased to $12.89 per share at March 31, 2016 compared with $12.48 per share at September 30, 2015, due to the stock repurchases and associated reduced share count at March 31, 2016.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and March 31, 2015
General. Net income increased $709,000 to $2.1 million for the quarter ended March 31, 2016 from $1.4 million for the quarter ended March 31, 2015. The increase was primarily due to $750,000 of recoveries on previously charged-off loss share loans recognized in noninterest income during the current year period, combined with an $847,000 increase in net interest income. Net interest income increased primarily due to an 8.4% increase in the average balance of loans receivable combined with an eight basis point increase in yield on loans for the three months ended March 31, 2016 compared with the prior year quarter. The current period increase in net income was partially offset by $568,000 of costs incurred related to the Merger.
Interest Income. Total interest income increased $848,000, or 9.4%, to $9.9 million for the quarter ended March 31, 2016 from $9.0 million for the quarter ended March 31, 2015. This increase was attributable to an increase in loan interest income, excluding accretion and amortization of the FDIC loss share receivable, of $459,000, combined with an increase in net discount accretion and amortization of $366,000. The average balance of loans receivable for the three months ended March 31, 2016, increased $54.7 million to $704.5 million, compared with the prior year period, while yield on loans increased to 5.03% from 4.95%.

The table below shows discount accretion included in income over the past seven years and for the quarters ended March 31, 2016 and December 31, 2015, and the remaining discount to be recognized as of March 31, 2016:

	Loan Accretion (Amortization)
	2010	2011	2012	2013	2014	2015	1Q 2016	2Q 2016	Remaining(2)
	(in thousands)
NCB	$4,519	$2,272	$751	$844	$239	$68	$—	$—	$—
MCB	3,242	5,742	3,740	3,086	3,110	2,621	285	194	272
FNB	—	252	4,497	4,993	3,245	3,256	884	639	1,189
Total	7,761	8,266	8,988	8,923	6,594	5,945	1,169	833	1,461
Amortization (1)	—	—	—	—	(3,507)	(2,387)	—	—	—
Net	$7,761	$8,266	$8,988	$8,923	$3,087	$3,558	$1,169	$833	$1,461
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

Interest on mortgage-backed securities and collateralized mortgage obligations decreased $129,000 to $664,000 for the quarter ended March 31, 2016 from $793,000 for the quarter ended March 31, 2015. This decrease was primarily attributable to a $27.1 million, or 16.6%, decrease in the average balance of such securities to $135.5 million for the quarter ended March 31, 2016 compared to the same period in the prior fiscal year due in part to the growth in our CLO portfolio. Interest on other investment securities, which consisted of CLOs, increased $117,000 to $270,000 for the quarter ended March 31, 2016 from $153,000 for the quarter ended March 31, 2015 as other investment securities average balances increased $13.7 million to $39.1 million. Additionally, the average yield increased to 2.76% for the quarter ended March 31, 2016 from 2.41% for the quarter ended March 31, 2015 as municipal securities were sold and replaced with higher yielding collateralized loan obligations during the prior year period.
The following table shows selected average yield and cost information for the quarter end periods indicated:

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015

Yield on loans	5.03%	5.33%	5.40%	5.02%	4.95%
Yield on securities	2.14%	2.10%	2.00%	1.99%	2.01%
Yield on assets	4.26%	4.56%	4.58%	4.16%	4.10%

Cost of deposits	0.42%	0.42%	0.42%	0.43%	0.43%
Cost of CDs	0.89%	0.88%	0.88%	0.92%	0.93%
Cost of interest bearing checking	0.12%	0.12%	0.13%	0.12%	0.12%
Cost of bank rewarded checking	0.20%	0.20%	0.20%	0.20%	0.20%
Cost of savings	0.03%	0.03%	0.02%	0.02%	0.02%
Cost of MMDA	0.25%	0.23%	0.22%	0.20%	0.21%
Cost of borrowings	4.36%	4.28%	3.81%	4.36%	4.29%
Cost of liabilities	0.70%	0.71%	0.70%	0.72%	0.74%

Loan/deposit spread	4.61%	4.91%	4.98%	4.59%	4.52%
Asset/liability spread	3.56%	3.85%	3.88%	3.44%	3.36%
Interest Expense. Total interest expense remained relatively unchanged at $1.2 million for the quarter ended March 31, 2016, compared to the prior year quarter. While the cost of interest-bearing liabilities fell slightly during the three months ended March 31, 2016, the average balances increased $42.9 million to $710.1 million compared to the prior year quarter.
Interest expense on deposits increased $34,000, or 5.1%, to $692,000 for the quarter ended March 31, 2016, compared to $658,000 for the quarter ended March 31, 2015. The increase was primarily due to a $46.8 million, or 7.6%, increase in average interest-bearing deposits. The cost of money market accounts increased to $89,000, up $25,000 over the prior year quarter, due to an increase of $17.8 million, or 14.2%, in money market accounts and a four basis point increase in average cost to 0.25%. Despite a $10.8 million, or 4.8%, increase in the average balance of CDs for the quarter ended March 31, 2016, the cost only increased $1,000 to $519,000 for the quarter ended March 31, 2016, from $518,000 for the quarter ended March 31, 2015, reflecting the four basis point decrease in the average cost to 0.89%. Interest expense on FHLB advances decreased $33,000 to $545,000 for the quarter ended March 31, 2016 compared to $578,000 for the quarter ended March 31, 2015, due to a decrease of $3.8 million, or 7.1%, in the average balance of advances.
Net Interest Income. Net interest income increased $847,000, or 10.9%, to $8.7 million for the quarter ended March 31, 2016, from $7.8 million for the quarter ended March 31, 2015. The net increase was due to an increase in interest income of $848,000 to $9.9 million for the current year quarter while total interest expense remained relatively flat at $1.2 million compared to the prior year quarter. Net interest income included $833,000 of net purchase discount accretion income for the quarter ended March 31, 2016, compared to $467,000 for the quarter ended March 31, 2015. Additionally, the year over year increase in average loans of $54.7 million combined with an eight basis point increase in yield contributed to the increase in net interest income.
Despite an increase of $46.8 million in the average balance of interest-bearing deposits during the quarter ended March 31, 2016 compared to the prior year period, total interest expense increased only 0.1%. As the table below indicates, our net interest margin increased 18 basis points to 3.72% for the quarter ended March 31, 2016 from 3.54% for the prior year quarter, while our net interest rate spread increased 20 basis points to 3.56% for the second quarter of fiscal 2016 from 3.36% for the second quarter of fiscal 2015. Additionally, net interest margin excluding the effects of purchase accounting was 3.36% for the quarter ended March 31, 2016 compared to 3.31% for the quarter ended March 31, 2015. At March 31, 2016, there was $1.5 million of discount remaining to accrete into interest income over the remaining life of the acquired loans. The remaining life of the acquired loans is six quarters and based on current cash flow projections, the accretion will be heavily weighted towards the early quarters.

	For the Three Months Ended March 31,
	2016			2015
	Average Balance	Interest	Average Yield/Cost (10)	Average Balance	Interest	Average Yield/Cost (10)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$47,144	$54	0.46%	$41,534	$19	0.18%
FHLB common stock and other equity securities	3,007	36	4.81	3,362	37	4.40
Mortgage-backed securities and collateralized mortgage obligations available for sale	135,510	664	1.96	162,561	793	1.95
Other investment securities available for sale (1)	39,127	270	2.76	25,428	153	2.41
Loans receivable (1)(2)(3)(4)	704,452	8,031	4.56	649,787	7,571	4.66
Accretion and amortization of loss share loans receivable (5)		833	0.47		467	0.28
Total interest-earning assets	929,240	9,888	4.26	882,672	9,040	4.10
Total noninterest-earning assets	98,710			107,814
Total assets	$1,027,950			$990,486
Liabilities and Equity:
Interest-bearing liabilities:
Interest bearing checking	$181,581	$55	0.12%	$166,797	$50	0.12%
Bank rewarded checking	48,859	25	0.20	49,153	24	0.20
Savings accounts	52,907	4	0.03	49,179	2	0.02
Money market deposit accounts	142,777	89	0.25	124,999	64	0.21
Certificate of deposit accounts	233,980	519	0.89	223,194	518	0.93
Total interest-bearing deposits	660,104	692	0.42	613,322	658	0.43
Borrowed funds	50,000	545	4.36	53,833	578	4.29
Total interest-bearing liabilities	710,104	1,237	0.70	667,155	1,236	0.74
Noninterest-bearing deposits	106,304			98,450
Other noninterest-bearing liabilities	13,235			11,371
Total noninterest-bearing liabilities	119,539			109,821
Total liabilities	829,643			776,976
Total stockholders' equity	198,307			213,510
Total liabilities and stockholders' equity	$1,027,950			$990,486
Net interest income		$8,651			$7,804
Net interest-earning assets (6)		$219,136			$215,517
Net interest rate spread (7)			3.56%			3.36%
Net interest margin (8)			3.72%			3.54%
Net interest margin, excluding the effects of purchase accounting (9)			3.36%			3.31%
Ratio of average interest-earning assets to average interest-bearing liabilities			130.86%			132.30%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion and amortization of the indemnification asset.

(5)	Accretion of accretable purchase discount on loans acquired and amortization of the overstatement of FDIC indemnification asset.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)
Net interest margin, excluding the effects of purchase accounting represents net interest income excluding accretion and amortization of acquired loans receivable as a percentage of average net interest earning assets excluding loan accretable discounts in the amount of $2.0 million and $5.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

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

	For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$3	$29	$3	$35
FHLB common stock and other equity securities	(4)	3	—	(1)
Mortgage-backed securities and collateralized mortgage obligations available for sale	(132)	4	(1)	(129)
Other investment securities available for sale	82	23	12	117
Loans receivable	676	139	11	826
Total interest-earning assets	$625	$198	$25	$848
Interest Expense:
Checking accounts	$5	$—	$1	$6
Savings accounts	—	1	1	2
Money market deposit accounts	9	14	2	25
Certificate of deposit accounts	25	(22)	(2)	1
Total interest-bearing deposits	39	(7)	2	34
Borrowed funds	(41)	10	(2)	(33)
Total interest-bearing liabilities	$(2)	$3	$—	$1
Net change in net interest income	$627	$195	$25	$847
Provision for Loan Losses. No provision for loan losses was recorded in the quarter ended March 31, 2016 due to the continued credit quality trends of the loan portfolio. During the prior year period, a net provision benefit of $4,000 related to acquired covered loans was recorded.
Net recoveries for the three months ended March 31, 2016 were $155,000, compared to net charge-offs of $17,000 for the three months ended March 31, 2015. The allowance for loan losses was $9.9 million, or 1.38% of total loans receivable, at March 31, 2016. Our nonperforming loans decreased to $2.2 million, or 0.30%, of total loans at March 31, 2016 from $3.4 million of total loans at March 31, 2015. As a result, our allowance as a percent of nonperforming loans increased to 458.13% at March 31, 2016. While our allowance coverage ratios strengthened during the quarter, based on our analysis, we did not feel it was appropriate to record negative provision at this time. See our discussion on the allowance for further information.
Noninterest Income. Noninterest income increased $1.0 million, or 30.8%, to $4.5 million for the quarter ended March 31, 2016 from $3.5 million for the quarter ended March 31, 2015. The increase was attributable to a $303,000 increase in bankcard fee and other deposit fee income along with $750,000 in nonrecurring recoveries on loans acquired in FDIC assisted transactions accounted for under purchase accounting.

The following table shows noninterest income by category for the periods indicated.

	For the Three Months Ended
	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
	(dollars in thousands)
Service charges on deposit accounts	$1,620	$1,753	$1,691	$1,663	$1,513
Bankcard fees	1,189	1,146	1,076	1,016	994
Gain on sale of loans and loan servicing release fees	360	348	459	435	352
Brokerage commissions	146	142	165	211	202
Bank owned life insurance	245	321	321	321	279
Gain (loss) on investment securities available for sale	—	36	—	—	(28)
FDIC receivable (impairment) accretion	—	—	(2,529)	20	27
Other (1)	953	3,085	313	150	112
Total noninterest income	$4,513	$6,831	$1,496	$3,816	$3,451
__________________________________

(1)
$750,000 and $2.9 million of recoveries on loans that were previously covered by loss share agreements with the FDIC were recognized in noninterest income in the three months ended March 31, 2016 and December 31, 2015, respectively.

Noninterest Expense. Total noninterest expense increased to $9.9 million for the quarter ended March 31, 2016, compared to $9.1 million for the quarter ended March 31, 2015. The overall increase was primarily attributable to $568,000 of costs incurred related to the merger with CBS, consisting of legal and professional fees and data processing fees.
The following table shows noninterest expense by category for the periods indicated:

	For the Three Months Ended
	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
	(dollars in thousands)
Salaries and employee benefits	$5,287	$5,263	$5,586	$5,035	$5,078
Occupancy	2,222	1,910	2,030	1,927	1,838
Legal and professional	679	380	404	352	385
Marketing	352	261	344	306	367
Furniture and equipment	161	168	278	229	224
Postage, office supplies, and printing	171	185	186	222	224
Core deposit intangible amortization expense	36	49	60	64	68
Federal insurance premiums and other regulatory fees	210	224	191	189	180
Net cost (benefit) of operations of other real estate owned	71	(21)	(19)	(30)	142
Other	714	659	922	757	557
Total noninterest expense	$9,903	$9,078	$9,982	$9,051	$9,063
Income Taxes. Income taxes increased to $1.1 million for the quarter ended March 31, 2016 from $761,000 for the quarter ended March 31, 2015. Our effective tax rate was 34.28% in the quarter ended March 31, 2016 and 34.7% in the quarter ended March 31, 2015. The increase in income taxes was due primarily to the 48.5% increase in taxable income for the quarter ended March 31, 2016.

Comparison of Operating Results for the Six Months Ended March 31, 2016 and March 31, 2015
General. Net income increased $3.7 million, or 117.4%, to $6.8 million for the six months ended March 31, 2016 from $3.1 million for the six months ended March 31, 2015. Increases of $2.4 million and $672,000 in net interest income and deposit and bankcard fees, respectively, as well as $3.6 million in recoveries on loans acquired in FDIC-assisted transactions accounted for under purchase accounting for the six months ended March 31, 2016, were partially offset by $568,000 of expenses incurred due to the merger with CBS, as well as unrelated increases in salaries and employee benefits, occupancy, and legal and professional fees. Basic and diluted net income per share for the six months ended March 31, 2016 increased 142.1% and 131.6%, respectively, compared to the prior year period, partially due to the decreased weighted average number of common shares outstanding.
Interest Income. Total interest income increased to $20.3 million for the six months ended March 31, 2016, from $18.0 million for the six months ended March 31, 2015. This increase was primarily attributable to a $1.8 million charge due to amortization of the FDIC loss share receivable during the six months ended March 31, 2015. No such charge was recorded in the six months ended March 31, 2016 due to the early termination of the loss share agreements in September 2015. Loan interest income, excluding accretion income, increased $1.4 million to $16.3 million during the six months ended March 31, 2016, largely due to an increase in the average balance of loans receivable of $69.4 million, or 10.9%, to $706.2 million for the six months ended March 31, 2016, compared to $636.8 million for the six months ended March 31, 2015. Additionally, the average yield on interest-earning assets increased 32 basis points during the six months ended March 31, 2016 as compared to the same prior year period.
The average yield on loans increased to 5.18% for the six months ended March 31, 2016, compared to 5.04% for the six months ended March 31, 2015. The higher average yield on loans for the six months ended March 31, 2016 was primarily attributable to the discontinuation of amortization of the FDIC loss share receivable due to the early termination of the Company's loss share agreements. Our loans acquired through FDIC acquisitions carry higher yields than our legacy loan portfolio due to accretion and as our accretion income continues to decline in future periods, our net interest margin will likely also decline. There is $1.5 million of discount remaining to accrete into interest income over the remaining life of all acquired loans with the accretion heavily weighted towards early quarters based on current cash flow projections.
Interest on mortgage-backed securities and collateralized mortgage obligations decreased $277,000 to $1.3 million for the six months ended March 31, 2016 from $1.6 million for the corresponding prior year period, due primarily to the $29.8 million, or 17.7% decrease, in the average balance of such securities. Interest on other investment securities, which consisted of agency securities, municipal securities and collateralized loan obligations, increased $337,000 to $535,000 for the six months ended March 31, 2016 from $198,000 for the six months ended March 31, 2015, as municipal and agency securities were sold and replaced with higher yielding collateralized loan obligations.
Interest on interest earning deposits in other financial institutions increased $7,000 to $66,000 for the six months ended March 31, 2016 from $60,000 for the six months ended March 31, 2015 due to the Federal Reserve's increase in interest rates approved in December 2015, partially offset by a decrease in average balances of $17.6 million as a result of the ongoing stock buyback programs as well as funding the increase in total loans.
Interest Expense. Total interest expense decreased $116,000, or 4.5%, to $2.5 million for the six months ended March 31, 2016, compared to $2.6 million for the six months ended March 31, 2015. Interest expense decreased due to a seven basis point, or 9.1%, decline in the average cost of interest-bearing liabilities to 0.70% for the six months ended March 31, 2016 from 0.77% for the six months ended March 31, 2015, reflecting continued low market interest rates. The average balance of interest-bearing liabilities increased by $32.6 million, or 4.9%, to $699.6 million for the six months ended March 31, 2016 compared to $667.0 million for the six months ended March 31, 2015 as the Company saw significant growth in demand deposits, money market accounts, and certificates of deposit.
Interest expense on deposits decreased $34,000, or 2.4%, to $1.4 million for the six months ended March 31, 2016, compared with the six months ended March 31, 2015. The decrease was due to a three basis point decline in average cost of deposits to 0.42% for the current six month period compared to 0.45% for the six months ended March 31, 2015, offset by a $36.3 million, or 5.9%, increase in the average balance of interest-bearing deposits. The decline in the average cost of deposits was largely due to lower market interest rates, an increase in the mix of lower costing demand deposits relative to higher costing certificates of deposit, and the repricing downward of higher costing certificates of deposit.
The average cost of our checking, savings and money market accounts remained relatively unchanged for the six months ended March 31, 2016 compared to the same period in fiscal 2015, while the average cost of our certificates of deposit declined 10 basis points to 0.88%.
Interest expense on FHLB advances decreased $82,000 to $1.1 million for the six months ended March 31, 2016 compared to $1.2 million for the six months ended March 31, 2015, due to a decrease of $3.8 million, or 6.9%, in the average balance of advances. The average cost of advances was relatively unchanged at 4.32% for the six months ended March 31, 2016.

Net Interest Income. Net interest income increased $2.5 million, or 15.8%, to $17.9 million for the six months ended March 31, 2016, from $15.4 million for the six months ended March 31, 2015, due to the discontinuation of amortization of the FDIC loss share receivable and a seven basis point decline in the cost of interest-bearing liabilities. Total interest income increased $2.3 million, or 12.9%, while total interest expense decreased $116,000, or 4.5%, for the six months ended March 31, 2016 compared to the same prior year period.
As the table indicates below, our net interest margin increased 38 basis points during the six months ended March 31, 2016 as compared to the six months ended March 31, 2015, while our net interest rate spread increased 39 basis points to 3.71% for the first six months of fiscal 2016 from 3.32% for the comparable six months of 2015. Additionally, net interest margin excluding the effects of purchase accounting was 3.43% for the six months ended March 31, 2016 compared to 3.22% for the six months ended March 31, 2015.

	For the Six Months Ended March 31,
	2016			2015
	Average Balance	Interest	Average Yield/Cost (10)	Average Balance	Interest	Average Yield/Cost (10)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$35,192	$66	0.38%	$52,836	$60	0.23%
FHLB common stock and other equity securities	3,043	75	4.93	3,412	74	4.32
Mortgage-backed securities and collateralized mortgage obligations available for sale	138,314	1,347	1.95	168,146	1,624	1.93
Other investment securities available for sale (1)	39,307	535	2.72	20,434	198	1.94
Loans receivable (1)(2)(3)(4)	706,199	16,303	4.62	636,793	14,914	4.68
Accretion and amortization of loss share loans receivable (5)		2,002	0.57		1,139	0.35
Total interest-earning assets	922,055	20,328	4.41	881,621	18,009	4.09
Total noninterest-earning assets	96,564			108,963
Total assets	$1,018,619			$990,584
Liabilities and Equity:
Interest-bearing liabilities:
Interest bearing checking	$179,548	$110	0.12%	$166,457	$104	0.12%
Bank rewarded checking	47,776	48	0.20	48,223	52	0.22
Savings accounts	51,642	8	0.03	48,701	5	0.02
Money market deposit accounts	136,800	165	0.24	125,152	134	0.21
Certificate of deposit accounts	232,990	1,027	0.88	223,900	1,097	0.98
Total interest-bearing deposits	648,756	1,358	0.42	612,433	1,392	0.45
Borrowed funds	50,820	1,098	4.32	54,615	1,180	4.32
Total interest-bearing liabilities	699,576	2,456	0.70	667,048	2,572	0.77
Noninterest-bearing deposits	104,861			96,828
Other noninterest-bearing liabilities	12,069			11,502
Total noninterest-bearing liabilities	116,930			108,330
Total liabilities	816,506			775,378
Total stockholders' equity	202,113			215,206
Total liabilities and stockholders' equity	$1,018,619			$990,584
Net interest income		$17,872			$15,437
Net interest earning assets (6)		$222,479			$214,573
Net interest rate spread (7)			3.71%			3.32%
Net interest margin (8)			3.88%			3.50%
Net interest margin, excluding the effects of purchase accounting (9)			3.43%			3.22%
Ratio of average interest-earning assets to average interest-bearing liabilities			131.80%			132.17%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion and amortization of the indemnification asset.

(5)	Accretion of accretable purchase discount on loans acquired and amortization of the overstatement of FDIC indemnification asset.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)
Net interest margin, excluding the effects of purchase accounting represents net interest income excluding accretion and amortization of acquired loans receivable as a percentage of average net interest earning assets excluding loan accretable discounts in the amount of $2.5 million and $5.3 million for the six months ended March 31, 2016 and March 31, 2015, respectively.

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

	For the Six Months Ended March 31, 2016 Compared to the Six Months Ended March 31, 2015
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$(20)	$40	$(14)	$6
FHLB common stock and other equity securities	(8)	10	(1)	1
Mortgage-backed securities and collateralized mortgage obligations available for sale	(288)	13	(2)	(277)
Other investment securities available for sale	183	80	74	337
Loans receivable	1,750	453	49	2,252
Total interest-earning assets	$1,617	$596	$106	$2,319
Interest Expense:
Checking accounts	$9	$(7)	$—	$2
Savings accounts	—	2	1	3
Money market deposit accounts	12	17	2	31
Certificate of deposit accounts	45	(110)	(5)	(70)
Total interest-bearing deposits	66	(98)	(2)	(34)
Borrowed funds	(82)	—	—	(82)
Total interest-bearing liabilities	$(16)	$(98)	$(2)	$(116)
Net change in net interest income	$1,633	$694	$108	$2,435
Provision for Loan Losses. There was no provision recorded for loan losses in either the six months ended March 31, 2016 or March 31, 2015. The Company did not make a provision in the first two quarters of fiscal 2016 due to the trend of declining levels of net charge-offs, along with an overall improvement in the loan portfolio in recent quarters. Net recoveries were $362,000 for the six months ended March 31, 2016, compared with net charge-offs of $61,000 for the six months ended March 31, 2015. The allowance for loan losses was $9.9 million, or 1.38% of total loans receivable at March 31, 2016. Our nonperforming loans decreased to $2.2 million at March 31, 2016 from $3.4 million at March 31, 2015. Our allowance as a percent of nonperforming loans was 458.13% at March 31, 2016.
Noninterest Income. Noninterest income increased $4.3 million or 61.7%, to $11.3 million for the six months ended March 31, 2016, from $7.0 million for the six months ended March 31, 2015, due primarily to $3.6 million in recoveries on loans acquired in FDIC-assisted transactions accounted for under purchase accounting. Service charges and bankcard fees increased a total of $672,000, or 13.3%, for the six months ended March 31, 2016, compared to the same period in fiscal 2015.
Noninterest Expense. Total noninterest expense increased $1.2 million, or 6.6%, to $19.0 million for the six months ended March 31, 2016 compared to $17.8 million in the same period in the prior fiscal year. Increases of $432,000 and $419,000 in legal and professional fees and occupancy, respectively, which were tied heavily to expenses incurred in conjunction with the merger with CBS, as well as an unrelated $458,000 increase in salaries and employee benefits, were primarily responsible for the increase in noninterest expense. The merger-related occupancy expense consisted of data processing fees.
Income Taxes. Income taxes increased to $3.5 million for the six months ended March 31, 2016 from $1.5 million for the six months ended March 31, 2015. The increase was due in part to an increase in our income before income taxes along with the expiration of an unused deferred tax asset in the prior fiscal year. Our effective tax rate was 33.7% in the six months ended March 31, 2016 and 33.2% in the six months ended March 31, 2015.

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

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31, 2016	September 30, 2015
	(dollars in thousands)
Nonaccrual loans: (1) (2)
1-4 family residential real estate	$812	$1,470
Commercial real estate	1,189	2,513
Commercial	93	126
Real estate construction		—
Consumer and other loans	4	5
Total nonaccrual loans	2,098	4,114
Loans delinquent 90 days or greater and still accruing:
1-4 family residential real estate	52	14
Commercial real estate	—	—
Commercial	—	—
Real estate construction	—	—
Consumer and other loans	—	—
Total loans delinquent 90 days or greater and still accruing	52	14
Total nonperforming loans	2,150	4,128
Other real estate owned:
1-4 family residential real estate	801	1,104
Commercial real estate	1,910	2,307
Commercial	—	—
Real estate construction	—	—
Consumer and other loans	—	—
Total real estate owned	2,711	3,411
Total nonperforming assets	$4,861	$7,539
Ratios:
Nonperforming loans as a percentage of total loans, gross	0.30%	0.57%
Nonperforming assets as a percentage of total assets	0.46%	0.73%
__________________________________

(1)	Included in nonaccrual loans is $333,000 and $1.6 million of non-accruing troubled debt restructured loans at March 31, 2016 and September 30, 2015, respectively.

(2)
Acquired FAS ASC 310-30 loans that were previously covered under loss share agreements with the FDIC, and have associated accretable discount remaining, in the amount of $673,000 and $4.8 million are excluded from this table as of March 31, 2016 and September 30, 2015, respectively. Due to the recognition of accretion income that was established at the time of acquisition, FAS ASC 310-30 loans that were greater than 90 days delinquent or otherwise considered nonperforming loans are regarded as performing loans for reporting purposes.

Nonperforming assets decreased $2.7 million during the six months ended March 31, 2016 due primarily to a $2.0 million decrease in nonaccrual loans combined with a $699,000 decrease in real estate owned. We have 27 loans that remain nonperforming at March 31, 2016, and the largest nonperforming loan had a balance of $575,000 and was secured by commercial real estate.
For the six and twelve months ended March 31, 2016 and September 30, 2015, interest income recognized on impaired loans, which includes nonperforming loans and accruing troubled debt restructured loans, was approximately $221,000 and $362,000, respectively. Additional gross interest income that would have been recorded had our impaired loans been current in accordance with their original terms was approximately $44,000 and $288,000, respectively, for the six and twelve months ended March 31, 2016 and September 30, 2015.
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
The Company did not make a provision in the quarter ended March 31, 2016 due to the long term trend of declining net charge-offs and overall improvement in the credit quality of the loan portfolio. The following table sets forth activity in our allowance for loan losses for the period indicated.

	Six Months Ended March 31, 2016
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$708,671	$7,787,165	$473,342	$503,112	$16,222	$—	$9,488,512
Charge-offs	(53,620)	(132,936)	(25,131)	—	(7,599)	—	(219,286)
Recoveries	80,693	180,442	302,231	5,000	12,907	—	581,273
Provision	99,411	(1,019,044)	(131,622)	59,865	32,418	958,972	—
Ending balance	$835,155	$6,815,627	$618,820	$567,977	$53,948	$958,972	$9,850,499
Amounts allocated to:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Other loans not individually evaluated	835,155	6,815,627	618,820	567,977	53,948	958,972	9,850,499
Ending balance	$835,155	$6,815,627	$618,820	$567,977	$53,948	$958,972	$9,850,499
Loans:
Amounts collectively evaluated for impairment	$185,979,408	$369,275,561	$39,499,101	$72,323,200	$13,205,258		$680,282,528
Amounts individually evaluated for impairment	1,028,516	8,292,266	92,751	—	—		9,413,533
Amounts related to loans acquired with deteriorated credit quality	3,171,956	15,378,647	4,148,655	—	—		22,699,258
Ending balance	$190,179,880	$392,946,474	$43,740,507	$72,323,200	$13,205,258		$712,395,319
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
Potential problem loans are loans as to which management has serious doubts about the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention or substandard. Potential problem loans aggregated $38.1 million and $42.4 million at March 31, 2016 and September 30, 2015, respectively, with $7.7 million and $5.2 million classified special mention and $30.4 million and $37.2 million classified substandard at March 31, 2016 and September 30, 2015, respectively.
Our largest substandard loan relationship at March 31, 2016 had a balance of $4.8 million. As of March 31, 2016, all loans in the relationship are current and interest and taxes due have been paid. The loan relationship is collateralized by income producing properties in Alabama. We believe we are adequately collateralized, even at lower current real estate values.
The allowance for loan losses represented 458.13% and 229.85% of nonperforming loans at March 31, 2016 and September 30, 2015, respectively. This increase was due to a $2.0 million decline in nonperforming loans in the six months ended March 31, 2016, along with a slight increase in our allowance for loan losses. The allowance for loan losses as a percentage of loans was 1.38% and 1.30% at March 31, 2016 and September 30, 2015, respectively. The increase was due to $362,000 of net recoveries that impacted our allowance for loan losses and no provision recorded in the six months ended March 31, 2016, along with a $13.4 million drop in net loan balances compared with September 30, 2015. Management retained an unallocated allowance to maintain the overall allowance at a level reflective of continued economic uncertainties.
The growth in the allowance as a percentage of total loans was partially due to the net decline in total loan balances during the six months ended March 31, 2016, along with net recoveries of $362,000 for the period. As noted earlier, the decline in loan balances in the first quarter of fiscal 2016 was due to prepayments on a small number of large loan relationships. Rather than releasing allowance and recording negative provision in the first quarter, we maintained the level of the allowance by recording unallocated reserve which is in keeping with our allowance policies. Should the loan trends witnessed during the first quarter continue, we may be required to release reserves in future periods.
Management reviews the adequacy of the allowance for loan losses on a continuous basis. Management considered the allowance for loan losses adequate at March 31, 2016 to absorb probable losses inherent in the loan portfolio. However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.
Liquidity Management. Liquidity is defined as the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the FHLB, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At March 31, 2016 and September 30, 2015, we had access to immediately available funds of approximately $229.9 million and $180.5 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit. Additionally, securities with lendable collateral value of $68.8 million and $97.9 million were available to be pledged at March 31, 2016 and September 30, 2015, respectively.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At March 31, 2016, cash and cash equivalents totaled $79.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $172.2 million at March 31, 2016. At March 31, 2016, we had $50.0 million in advances outstanding from the FHLB. However, based on available pledged and unpledged collateral other than cash, $94.5 million and $68.8 million, respectively, in additional advances were available as of March 31, 2016.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
At March 31, 2016, we had $51.8 million of new loan commitments outstanding, and $67.2 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $34.6 million of unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2016 totaled $127.9 million, or 16.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended March 31, 2016, we originated $135.2 million of loans. No securities were purchased during the period.
Financing activities consist primarily of additions to deposit accounts and FHLB advances. We experienced a net increase in total deposits of $52.8 million for the six months ended March 31, 2016, primarily due to increases of $49.1 million and $8.7 million in core deposits and retail CDs, respectively. We also had $5.0 million of three-month brokered CDs mature during the period. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds. FHLB advances have been used primarily to fund loan demand and to purchase securities.
Capital Management and Resources. The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Our regulatory capital ratios currently reflect the incorporation of Basel III and these changes had a minor impact on our capital ratios. The Bank upstreamed $17.5 million to the holding company during the second quarter of fiscal 2015 which is also reflected in these ratios at March 31, 2016 and September 30, 2015. At March 31, 2016, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2016
Total risk-based capital (to risk-weighted assets)	$185,208	22.98%	$64,470	8.00%	$80,588	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	175,358	21.76	48,353	6.00	64,470	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets)	175,358	21.76	36,264	4.50	52,382	6.50
Tier 1 leverage (to average assets)	175,358	17.13	40,953	4.00	51,191	5.00
September 30, 2015
Total risk-based capital (to risk-weighted assets)	$177,322	21.71%	$65,350	8.00%	$81,687	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	167,834	20.55	49,012	6.00	65,350	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets)	167,834	20.55	36,759	4.50	53,097	6.50
Tier 1 leverage (to average assets)	167,834	16.04	41,857	4.00	52,321	5.00
Beginning on January 1, 2016, the Company and its subsidiary bank must maintain a capital conservation buffer to avoid restrictions on capital distributions or discretionary bonus payments. This buffer must consist solely of Common Equity Tier 1 Capital, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital) in addition to the minimum risk-based capital requirements. The capital conservation buffer required for 2016 is common equity equal to .625% of risk-weighted assets and will increase by .625% per year until reaching 2.5% beginning January 1, 2019.
The Company continues to seek strategic means to deploy the additional capital from the stock offering completed in 2013. This may include loan portfolio growth, stock buybacks, dividends, and appropriately priced acquisitions of other financial institutions.
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
For the six months ended March 31, 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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
The table below sets forth, as of March 31, 2016, our calculation of the estimated changes in the Bank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present Value of Assets (3)(4)
(dollars in thousands)
300	$217,066	$(4,272)	(1.9)%	20.7%	(0.4)%
200	$218,834	$(2,504)	(1.1)%	20.8%	(0.3)%
100	$220,273	$(1,065)	(0.5)%	21.0%	(0.1)%
—	$221,338	$—	—%	21.1%	—%
(100)	$212,097	$(9,241)	(4.2)%	20.2%	(0.9)%
__________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the difference between the present value of an institution’s assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2016, in the event of a 200 basis point increase in interest rates, we would experience a 1.1% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 4.2% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of March 31, 2016, we were in compliance with our Board approved policy limits.
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

Item 4. Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the

Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be party to various legal proceedings incident to our business. At March 31, 2016, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors
Risk factors that may affect future results were discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and in Charter Financial’s other filings with the Securities and Exchange Commission. The risks described in our Annual Report on Form 10-K and other filings are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended September 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table presents a summary of the Company's share repurchases during the quarter ended March 31, 2016:

Shares repurchased during the period:	Total number of share repurchases	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)

January 1 - January 31, 2016	208,195	$13.17	8,094,361	202,216
February 1 - February 29, 2016	—	$—	8,094,361	202,216
March 1 - March 31, 2016	—	$—	8,094,361	202,216
Total	208,195	$13.17	8,094,361	202,216
__________________________________

(1)
In December 2015, the Company's Board of Directors approved a stock repurchase program, the fifth approved and announced program since December 2013, allowing the repurchase of up to 800,000 shares, or approximately 5%, of the Company's outstanding shares. As a result of the five share repurchase programs initiated in December 2013 and following, shares have been repurchased at a total cost of approximately $91.8 million.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 3, 2015, by and among Charter Financial Corporation, CHFN Merger Sub, LLC and CBS Financial Corporation (1)

3.1	Articles of Incorporation of Charter Financial Corporation (2)

3.2	Bylaws of Charter Financial Corporation (3)

4.1	Specimen Stock Certificate of Charter Financial Corporation (4)

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2016 and September 30, 2015, (ii) the Unaudited Condensed Consolidated Statements of Income for the three and six months ended March 31, 2016 and 2015, (iii) the Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended March 31, 2016 and the year ended September 30, 2015 (iv) the Unaudited Condensed Consolidated Comprehensive Income for the three and six months ended March 31, 2016 and 2015, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and 2015, and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

__________________________________

(1)	Incorporated by reference to Exhibit 2.1 to the Form 10-Q of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on February 8, 2016.

(2)
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

(4)
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

CHARTER FINANCIAL CORPORATION

Date:	May 9, 2016	By:	/s/ Robert L. Johnson
Robert L. Johnson
Chairman, President and Chief Executive Officer

Date:	May 9, 2016	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer