Form 10-Q
period 2016-06-30
CHARTER FINANCIAL CORP
filed 2016-08-08
CIK 1478726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares of the registrant’s common stock outstanding as of August 5, 2016 was 15,031,076.

CHARTER FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	June 30, 2016	September 30, 2015 (1)
Assets
Cash and amounts due from depository institutions	$27,254,886	$9,921,822
Interest-earning deposits in other financial institutions	78,852,621	20,421,403
Cash and cash equivalents	106,107,507	30,343,225
Loans held for sale, fair value of $3,863,387 and $1,444,042	3,770,556	1,406,902
Certificates of deposit held at other financial institutions	19,969,470	—
Investment securities available for sale	169,736,987	184,404,089
Federal Home Loan Bank stock	3,361,800	3,515,600
Restricted securities, at cost	279,000	—
Loans receivable	1,005,154,835	725,673,178
Unamortized loan origination fees, net	(1,251,261)	(1,423,456)
Allowance for loan losses	(10,117,763)	(9,488,512)
Loans receivable, net	993,785,811	714,761,210
Other real estate owned	3,180,502	3,410,538
Accrued interest and dividends receivable	3,410,176	2,668,406
Premises and equipment, net	28,282,764	19,660,012
Goodwill	29,989,946	4,325,282
Other intangible assets, net of amortization	2,797,381	157,226
Cash surrender value of life insurance	48,936,378	48,423,510
Deferred income taxes	5,399,464	5,674,095
Other assets	8,843,203	8,329,239
Total assets	$1,427,850,945	$1,027,079,334
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,155,245,321	$738,855,076
Federal Home Loan Bank advances	50,000,000	62,000,000
Floating rate junior subordinated debt	6,553,274	—
Advance payments by borrowers for taxes and insurance	1,925,582	1,745,753
Other liabilities	14,326,890	19,547,895
Total liabilities	1,228,051,067	822,148,724
Stockholders’ equity:
Common stock, $0.01 par value; 15,031,076 shares issued and outstanding at June 30, 2016 and 16,027,654 shares issued and outstanding at September 30, 2015	150,311	160,277
Preferred stock, $0.01 par value; 50,000,000 shares authorized at June 30, 2016 and September 30, 2015	—	—
Additional paid-in capital	83,370,080	95,355,054
Unearned compensation – ESOP	(5,106,169)	(5,551,193)
Retained earnings	120,248,463	114,362,386
Accumulated other comprehensive income	1,137,193	604,086
Total stockholders’ equity	199,799,878	204,930,610
Total liabilities and stockholders’ equity	$1,427,850,945	$1,027,079,334
__________________________________

(1)	Financial information at September 30, 2015 has been derived from audited financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans receivable	$12,563,466	$8,988,725	$30,868,429	$26,832,782
Taxable investment securities	922,435	911,572	2,803,482	2,720,800
Nontaxable investment securities	6,702	—	6,702	12,417
Federal Home Loan Bank stock	38,416	35,316	113,493	109,001
Interest-earning deposits in other financial institutions	46,374	25,611	112,812	85,459
Certificates of deposit held at other financial institutions	54,452	—	54,452	—
Restricted securities	2,503	—	2,503	—
Amortization of FDIC loss share receivable	—	(596,691)	—	(2,387,205)
Total interest income	13,634,348	9,364,533	33,961,873	27,373,254
Interest expense:
Deposits	977,520	672,525	2,335,171	2,063,898
Borrowings	470,219	545,368	1,568,470	1,725,750
Floating rate junior subordinated debt	103,771	—	103,771	—
Total interest expense	1,551,510	1,217,893	4,007,412	3,789,648
Net interest income	12,082,838	8,146,640	29,954,461	23,583,606
Provision for loan losses	(100,000)	—	(100,000)	—
Net interest income after provision for loan losses	12,182,838	8,146,640	30,054,461	23,583,606
Noninterest income:
Service charges on deposit accounts	1,810,166	1,663,324	5,182,869	4,758,276
Bankcard fees	1,299,988	1,015,719	3,634,995	2,956,880
Gain (loss) on investment securities available for sale	12,920	—	48,885	(27,209)
Bank owned life insurance	327,304	321,102	892,828	924,817
Gain on sale of loans and loan servicing release fees	602,178	435,055	1,309,784	1,153,636
Brokerage commissions	163,912	210,563	452,057	567,349
Recoveries on acquired loans previously covered under FDIC loss share agreements	—	—	3,625,000	—
FDIC receivable for loss sharing agreements accretion	—	19,711	—	94,230
Other	486,462	150,933	899,955	405,086
Total noninterest income	4,702,930	3,816,407	16,046,373	10,833,065
Noninterest expenses:
Salaries and employee benefits	8,470,498	5,034,540	19,020,827	15,126,581
Occupancy	3,220,260	1,926,645	7,353,044	5,640,356
Legal and professional	793,489	352,116	1,851,892	978,025
Marketing	468,354	305,991	1,081,515	938,461
Federal insurance premiums and other regulatory fees	185,333	189,089	619,213	564,535
Net (benefit) cost of operations of real estate owned	(75,897)	(29,675)	(25,732)	54,573
Furniture and equipment	301,137	229,105	630,859	603,306
Postage, office supplies and printing	236,704	222,151	592,086	686,783
Core deposit intangible amortization expense	172,706	64,009	257,845	206,405
Other	1,291,259	756,546	2,663,095	2,050,328
Total noninterest expenses	15,063,843	9,050,517	34,044,644	26,849,353
Income before income taxes	1,821,925	2,912,530	12,056,190	7,567,318
Income tax expense	526,690	1,000,796	4,003,588	2,547,849
Net income	$1,295,235	$1,911,734	$8,052,602	$5,019,469
Basic net income per share	$0.09	$0.12	$0.56	$0.32
Diluted net income per share	$0.09	$0.12	$0.53	$0.30
Weighted average number of common shares outstanding	14,184,675	15,559,917	14,433,345	15,858,186
Weighted average number of common and potential common shares outstanding	14,841,814	16,210,424	15,090,484	16,508,693

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Net income	$1,295,235	$1,911,734	$8,052,602	$5,019,469
Reclassification adjustment for net losses (gains) realized in net income, net of taxes of $4,987, $0, $18,869 and $(10,503), respectively	(7,933)	—	(30,016)	16,706
Net unrealized holding gains (losses) on investment and mortgage securities available for sale arising during the period, net of taxes of $569,116, $(371,390), $354,015 and $447,360, respectively	905,277	(591,396)	563,123	711,604
Comprehensive income	$2,192,579	$1,320,338	$8,585,709	$5,747,779

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common stock		Additional paid-in capital	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Number of shares	Amount

Balance at September 30, 2014 (1)	18,261,388	$182,614	$119,586,164	$(5,984,317)	$111,924,543	$(754,135)	$224,954,869
Net income	—	—	—	—	5,572,162	—	5,572,162
Dividends paid, $0.20 per share	—	—	—	—	(3,134,319)	—	(3,134,319)
Change in other comprehensive income	—	—	—	—	—	1,358,221	1,358,221
Allocation of ESOP common stock	—	—	128,135	433,124	—	—	561,259
Effect of restricted stock awards	—	—	792,619	—	—	—	792,619
Stock option expense	—	—	330,995	—	—	—	330,995
Issuance of common stock, restricted stock	2,265	23	(23)	—	—	—	—
Repurchase of shares	(2,235,999)	(22,360)	(25,482,836)	—	—	—	(25,505,196)
Balance at September 30, 2015 (1)	16,027,654	$160,277	$95,355,054	$(5,551,193)	$114,362,386	$604,086	$204,930,610
Net income	—	—	—	—	8,052,602	—	8,052,602
Dividends paid, $0.15 per share	—	—	—	—	(2,166,525)	—	(2,166,525)
Change in other comprehensive income	—	—	—	—	—	533,107	533,107
Allocation of ESOP common stock	—	—	216,340	445,024	—	—	661,364
Effect of restricted stock awards	—	—	588,210	—	—	—	588,210
Stock option expense	—	—	245,310	—	—	—	245,310
Issuance of common stock, restricted stock	19,846	198	126,259	—	—	—	126,457
Repurchase of shares	(1,016,424)	(10,164)	(13,161,093)	—	—	—	(13,171,257)
Balance at June 30, 2016	15,031,076	$150,311	$83,370,080	$(5,106,169)	$120,248,463	$1,137,193	$199,799,878
__________________________________

(1)	Financial information at September 30, 2015 and 2014 has been derived from audited financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$8,052,602	$5,019,469
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for non-acquired loan losses	(100,000)	—
Depreciation and amortization	1,024,942	1,104,667
Deferred income tax expense	—	102,000
Accretion and amortization of premiums and discounts, net	720,915	1,022,628
Accretion of fair value discounts related to acquired loans	(3,280,202)	(4,411,592)
Accretion of fair value discounts related to FDIC receivable	—	(94,230)
Amortization of FDIC loss share receivable	—	2,387,205
Write down of asset held for sale	325,004	—
Gain on sale of loans and loan servicing release fees	(1,309,784)	(1,153,636)
Proceeds from sale of loans	52,253,061	47,380,618
Originations and purchases of loans held for sale	(52,621,880)	(46,264,482)
(Gain) loss on sale of mortgage-backed securities, collateralized mortgage obligations and other investments	(48,885)	27,209
Write down of real estate owned	163,741	240,471
Gain on sale of real estate owned	(492,201)	(304,514)
Loss (gain) on sale of fixed assets	50,371	(3,250)
Restricted stock award expense	588,210	596,549
Stock option expense	245,310	248,246
Increase in cash surrender value of bank owned life insurance	(892,828)	(924,817)
Gain on settlement of bank owned life insurance	(259,430)	—
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	97,095	(120,582)
(Increase) decrease in other assets	(18,024)	2,690,327
Decrease in other liabilities	(5,135,718)	(1,064,629)
Net cash (used in) provided by operating activities	(637,701)	6,477,657
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	22,031,385	14,024,154
Principal collections on investment securities available for sale	15,045,125	17,838,061
Purchase of investment securities available for sale	—	(39,599,793)
Proceeds from maturities or calls of investment securities available for sale	—	6,774,050
Proceeds from redemption of Federal Home Loan Bank stock	2,932,600	437,300
Purchase of Federal Home Loan Bank stock	(2,233,500)
Net decrease in certificates of deposit held at other financial institutions	5,229,000	—
Net decrease (increase) in loans receivable	23,661,872	(64,529,754)
Net decrease in FDIC receivable	—	3,523,942
Principal reductions of OREO	—	58,891
Proceeds from sale of real estate owned	2,426,628	6,720,445
Proceeds from sale of premises and equipment	354,499	3,250
Proceeds from settlement of bank owned life insurance	639,389	—
Purchases of premises and equipment, net of dispositions	(1,492,627)	(287,449)
Net cash paid in acquisitions	(42,520,560)	—

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) continued

	Nine Months Ended June 30,
	2016	2015

Net cash provided by (used in) investing activities	26,073,811	(55,036,903)
Cash flows from financing activities:
Repurchase of shares	(13,171,257)	(20,822,052)
Issuance of common stock	126,457	—
Dividends paid	(2,166,525)	(2,367,318)
Increase in deposits	82,493,699	17,045,370
Proceeds from Federal Home Loan Bank advances	97,000,000	—
Principal payments on Federal Home Loan Bank advances	(114,000,000)	(5,000,000)
Net increase in advance payments by borrowers for taxes and insurance	45,798	191,122
Net cash provided by (used in) financing activities	50,328,172	(10,952,878)
Net increase (decrease) in cash and cash equivalents	75,764,282	(59,512,124)
Cash and cash equivalents at beginning of period	30,343,225	99,462,953
Cash and cash equivalents at end of period	$106,107,507	$39,950,829
Supplemental disclosures of cash flow information:
Interest paid	$3,556,026	$3,771,149
Income taxes paid (recovered)	2,560,000	(780,000)
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$1,413,232	$2,447,486
Write down of real estate owned reimbursed by the FDIC	—	(830,225)
Gain on real estate sold payable to the FDIC	—	1,071,743
Issuance of common stock under stock benefit plan	661,364	561,259
Unrealized (loss) gain on investment securities available for sale, net	533,107	728,310
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$373,619,295	$—
Other intangible assets acquired	28,562,663	—
Fair value of liabilities assumed	(346,275,834)	—
Total merger consideration	$55,906,124	$—

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
Following the completion of the acquisition of CBS Financial Corporation ("CBS"), the parent company of Community Bank of the South, during the quarter ended June 30, 2016, the Company operates 20 branch offices in Metro Atlanta, the I-85 corridor south to Auburn, Alabama, and the Florida Gulf Coast, including one cashless branch office in Norcross, Georgia.

Note 2: Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Charter Financial and the Bank include the accounts of the Company and the Bank as of June 30, 2016 and September 30, 2015 (derived from audited financial statements), and for the three and nine-month periods ended June 30, 2016 and 2015. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three and nine-month period ended June 30, 2016, are not necessarily indicative of the results that may be expected for the entire year or any other interim period.
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

Note 3: Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which sets forth a "current expected credit loss" ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
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

Note 4: Business Combinations
On April 15, 2016, the Company completed its acquisition of CBS Financial Corporation ("CBS") and its wholly-owned subsidiary, Community Bank of the South, for cash consideration of $55.9 million. In addition to the cash paid by Charter Financial, CBS paid approximately $2.9 million in Stock Appreciation Rights and Stock Options payouts to its holders for a total transaction value of $58.8 million. Upon completion of the acquisition, CBS merged into Charter Financial, and Community Bank of the South merged into CharterBank. The acquisition expanded the bank's presence in the Atlanta market with four branches in Cobb County.
The following table provides a summary of the assets acquired and liabilities assumed of CBS as recorded by the Company. As provided for under GAAP, management has up to one year following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. Once management has finalized the fair value of acquired assets and assumed liabilities within this one-year period, management considers such values to be the Day 1 Fair Values. The fair values shown in the following table have been determined by management to be the Day 1 Fair Values.

Purchase Price:
Cash paid to CBS shareholders		$55,906,124

Fair value of assets acquired:
Cash and cash equivalents	$13,385,564
Certificates of deposit held at other financial institutions	25,202,320
Investment securities available for sale	22,198,577
Loans held for sale	924,000
Loans receivable, net	300,906,682
Federal Home Loan Bank stock	545,300
Restricted securities, at cost	279,000
Premises and equipment	7,945,313
Accrued interest and dividends receivable	838,865
Other real estate owned	454,900
Core deposit intangible	2,898,000
Other assets	938,774
Total assets acquired	376,517,295

Fair value of liabilities assumed:
Deposits	334,046,726
Federal Home Loan Bank advances	5,000,000
Floating rate junior subordinated debt	6,519,000
Advance payments by borrowers for taxes and insurance	134,031
Other liabilities	576,077
Total liabilities assumed	$346,275,834

Fair value of net assets acquired		30,241,461
Goodwill recognized for CBS		$25,664,663
Goodwill of $25.7 million, which is the excess of the merger consideration over the estimated fair value of net assets acquired, was recorded in the CBS acquisition and is the result of expected operational synergies and other factors. This goodwill is expected to be deductible for tax purposes.
No loans were recognized as credit impaired in the acquisition.
The Company recorded $3.5 million and $4.0 million of merger-related expenses during the three and nine months ended June 30, 2016, respectively. Integration of the acquisition is expected to be completed during the fourth quarter of fiscal 2016, and no further merger-related costs are expected after that time.
The following unaudited pro forma financial information reflects the consolidated results of operations of the Company and CBS. These results combine the historical results of CBS in the Charter Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on October 1, 2014. The unaudited pro forma information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future results of operations of Charter.

	Pro Forma	Pro Forma
	Nine Months Ended June 30,	Nine Months Ended June 30,
	2016	2015
Net interest income	$42,941,805	37,206,746
Net income	$15,523,912	12,090,348
Earnings per share:
Basic	$1.08	0.76
Diluted	$1.03	0.73

Note 5: Investment Securities
Investment securities available for sale are summarized as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$2,495,116	$56,405	$—	$2,551,521
Collateralized loan obligations	39,701,018	—	(379,351)	39,321,667
Mortgage-backed securities:
FHLMC certificates	29,200,747	583,440	—	29,784,187
FNMA certificates	87,555,291	1,403,572	(13,389)	88,945,474
GNMA certificates	1,520,466	4,303	—	1,524,769
Private-label mortgage securities: (1)
Investment grade	885,293	870	(39,674)	846,489
Split rating (2)	622,517	—	(7,205)	615,312
Non-investment grade	6,033,519	221,033	(106,984)	6,147,568
Total	$168,013,967	$2,269,623	$(546,603)	$169,736,987
________________________________

(1)	Credit ratings are current as of June 30, 2016.

(2)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$39,637,499	$59,751	$(201,133)	$39,496,117
Mortgage-backed securities:
FHLMC certificates	35,533,446	485,501	(27,505)	35,991,442
FNMA certificates	97,676,102	787,507	(245,560)	98,218,049
GNMA certificates	1,553,500	5,095	—	1,558,595
Collateralized mortgage obligations:
FHLMC	36,571	2,643	—	39,214
FNMA	61,929	1,386	—	63,315
Private-label mortgage securities:
Investment grade	1,068,490	4,040	(41,214)	1,031,316
Split rating (1)	880,802	—	(5,386)	875,416
Non-investment grade	7,040,469	179,372	(89,216)	7,130,625
Total	$183,488,808	$1,525,295	$(610,014)	$184,404,089

______________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due within one year	$—	$—
Due from one year to five years	6,249,335	6,238,549
Due after five years	35,946,799	35,634,639
Mortgage-backed securities	125,817,833	127,863,799
Total	$168,013,967	$169,736,987
There were no investment securities available for sale that were called or matured during the nine months ended June 30, 2016. Proceeds from called or matured investment securities during the nine months ended June 30, 2015 were $6.8 million. Proceeds from sales of investment securities available for sale during the nine months ended June 30, 2016 and 2015, were $22.0 million and $14.0 million, respectively. Gross realized gains on the sale of these securities were $49,144 and $2,507 for the nine months ended June 30, 2016 and 2015, respectively. Gross realized losses on the sale of these securities were $259 and $29,716 for the nine months ended June 30, 2016 and 2015, respectively.
Investment securities available for sale with an aggregate carrying value of $64.5 million and $103.0 million at June 30, 2016 and September 30, 2015, respectively, were available to be pledged to secure Federal Home Loan Bank (“FHLB”) advances, however no securities were pledged at either period end to secure FHLB advances.
Investment securities available for sale that had been in a continuous unrealized loss position for less than 12 months at June 30, 2016 and September 30, 2015 are as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$19,767,217	$(60,701)	$19,706,516
Mortgage-backed securities:
FNMA certificates	3,127,125	(2,747)	3,124,378
Collateralized mortgage obligations:
Private-label mortgage securities	2,510,035	(11,487)	2,498,548
Total	$25,404,377	$(74,935)	$25,329,442

	September 30, 2015
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$19,912,486	$(201,133)	$19,711,353
Mortgage-backed securities:
FHLMC certificates	16,021,392	(27,505)	15,993,887
FNMA certificates	35,454,134	(116,303)	35,337,831
Total	$71,388,012	$(344,941)	$71,043,071

Investment securities available for sale that had been in a continuous unrealized loss position for greater than 12 months at June 30, 2016 and September 30, 2015 are as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	19,933,801	(318,651)	19,615,150
Mortgage-backed securities:
FNMA certificates	$4,056,109	$(10,642)	$4,045,467
Collateralized mortgage obligations:
Private-label mortgage securities	2,704,613	(142,375)	2,562,238
Total	$26,694,523	$(471,668)	$26,222,855

	September 30, 2015
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FNMA certificates	$21,182,347	$(129,257)	$21,053,090
Collateralized mortgage obligations:
Private-label mortgage securities	3,250,506	(135,816)	3,114,690
Total	$24,432,853	$(265,073)	$24,167,780
At June 30, 2016 the Company had approximately $155,000 of gross unrealized losses on private-label mortgage securities with aggregate amortized cost of approximately $5.2 million. Previously, in fiscal 2011, the Company recognized $380,000 in credit losses on its investment portfolio. During the three and nine months ended June 30, 2016 and 2015, the Company recorded no other-than-temporary unrealized loss impairment charges. Other than what is discussed in the paragraphs below, the Company is projecting that it will receive essentially all contractual cash flows, so there is no break in yield or additional other than temporary impairment.
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

The following table shows issuer-specific information, including current par value, book value, fair value, credit rating and unrealized gain (loss) for the Company's portfolio of non-agency collateralized mortgage obligations as of June 30, 2016:

Cusip	Description	Credit Rating (1)			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Amortized Cost	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch	(dollars in thousands)
Investment Grade
36228FQF6	GSR 2003-4F 1A2	n/a	AA+	BBB	$—	$127	$127	$128	$1
55265KL80	MASTR 2003-8 4A1	n/a	A+	A	—	89	89	89	—
86359BVF5	SARM 2004-6 3A3	n/a	A+	n/a	—	669	669	629	(40)
	Total				—	885	885	846	(39)
Split Rating
17307GDL9	CMLTI 2004-HYB1 A31	Ba2	n/a	BBB	—	623	623	615	(8)
	Total				—	623	623	615	(8)
Non-Investment Grade
576433UQ7	MARM 2004-13 B1	NR	CCC	n/a	380	2,491	2,111	2,332	221
576433VN3	MARM 2004-15 4A1	Caa2	n/a	B	—	1,413	1,413	1,317	(96)
576433QD1	MARM 2004-7 5A1	B2	BB	n/a	—	2,510	2,510	2,499	(11)
	Total				380	6,414	6,034	6,148	114
	Grand Total				$380	$7,922	$7,542	$7,609	$67
______________________________

(1)	Credit ratings are current as of June 30, 2016.

Changes in accumulated other comprehensive income (loss) by component for the three and nine months ended June 30, 2016 and 2015 are shown in the table below. All amounts are net of tax. The line item affected in the consolidated statements of income by the reclassified amounts is gain (loss) on investment securities available for sale.

	Unrealized Gain/Loss on Available-for-Sale Securities
	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Beginning balance	$239,849	$565,571	$604,086	$(754,135)
Other comprehensive income/loss before reclassifications	905,277	(591,396)	563,123	711,604
Amounts reclassified from accumulated other comprehensive income/loss to gain (loss) on investment securities available for sale	(7,933)	—	(30,016)	16,706
Net current-period other comprehensive income/loss	897,344	(591,396)	533,107	728,310
Ending balance	$1,137,193	$(25,825)	$1,137,193	$(25,825)

Note 6: Loans Receivable
Loans outstanding, by class, are summarized in the following table:

	June 30, 2016	September 30, 2015

1-4 family residential real estate	$234,346,291	$188,043,631
Commercial real estate	586,082,028	416,575,608
Commercial	64,699,747	37,444,399
Real estate construction	104,389,496	77,217,378
Consumer and other	15,637,273	6,392,162
Total loans, gross	1,005,154,835	725,673,178
Unamortized loan origination fees, net	(1,251,261)	(1,423,456)
Allowance for loan losses	(10,117,763)	(9,488,512)
Total loans, net	$993,785,811	$714,761,210
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
Commercial real estate loans are generally made by the Company to entities in Georgia, Alabama, Florida and adjoining states and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and generally requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2016, approximately 30.5% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.
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
The Company also originates first and second mortgage loans and home equity lines of credit secured by one- to four-family residential properties within Georgia, Alabama and the Florida panhandle. Management currently originates mortgages at all branch locations, but utilizes a centralized processing location to reduce the underwriting risk. The Company originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate 30 year conforming loans are generally originated for resale into the secondary market and loans that are non-conforming due to property exceptions and that have adjustable rates are generally retained in the Company’s portfolio. The non-conforming loans originated are not considered to be subprime loans and the amount of subprime and low documentation loans held by the Company is not material. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance. At June 30, 2016, the Company had $36.6 million of home equity lines of credit and second mortgage loans.
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
Nonaccrual and Past Due Loans. An aging analysis of past due loans, segregated by class of loans, at June 30, 2016 and September 30, 2015 was as follows:

	June 30, 2016	September 30, 2015

Current	$995,632,107	$718,875,005
Accruing past due loans:
30-89 days past due
1-4 family residential real estate	1,070,784	692,019
Commercial real estate	1,721,433	1,748,329
Commercial	490,604	94,602
Real estate construction	454,400	—
Consumer and other	170,555	44,951
Total 30-89 days past due	3,907,776	2,579,901
90 days or greater past due (1)
1-4 family residential real estate	450,476	32,217
Commercial real estate	1,792,978	72,273
Commercial	—	—
Real estate construction	—	—
Consumer and other	—	—
Total 90 days or greater past due	2,243,454	104,490
Total accruing past due loans	6,151,230	2,684,391
Nonaccruing loans: (2)
1-4 family residential real estate	768,331	1,469,088
Commercial real estate	2,523,234	2,513,204
Commercial	79,933	126,432
Real estate construction	—	—
Consumer and other	—	5,058
Nonaccruing loans	3,371,498	4,113,782
Total loans	$1,005,154,835	$725,673,178
________________________________

(1)
Acquired loans in the amount of $2.2 million and $90,226 at June 30, 2016 and September 30, 2015, respectively, are regarded as accruing loans and included in this section. These loans which are accounted for under ASC 310-30 are reported as accruing loans because of the ongoing recognition of accretion income established at the time of acquisition.

(2)
Acquired loans in the amount of $3.4 million and $4.8 million at June 30, 2016 and September 30, 2015, respectively, are regarded as accruing loans and excluded from the nonaccrual section due to the ongoing recognition of accretion income established at the time of acquisition.

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
Impaired loans for the periods ended June 30, 2016 and September 30, 2015, segregated by class of loans are presented below. At June 30, 2016 and September 30, 2015, there was no recorded allowance for loan losses on impaired loans.

			Three Months Ended June 30, 2016		Nine Months Ended June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized

1-4 family residential real estate	$930,733	$1,431,628	$944,620	$2,138	$978,640	$6,682
Commercial real estate	7,359,863	8,863,026	7,418,873	82,895	7,532,647	261,734
Commercial	79,933	200,649	86,342	—	98,997	—
Real estate construction	—	—	—	—	—	—
Total impaired loans	$8,370,529	$10,495,303	$8,449,835	$85,033	$8,610,284	$268,416
The recorded investment in accruing troubled debt restructured loans (“TDRs”) at June 30, 2016 totaled $5.0 million and is included in the impaired loan table above.

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

For the nine month periods ended June 30, 2016 and 2015, the following table presents a breakdown of the types of concessions determined to be TDRs during the period by loan class.

	Accruing Loans			Nonaccrual Loans
	Nine Months Ended June 30, 2016			Nine Months Ended June 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
1-4 family residential real estate	1	$26,118	$26,118	—	$—	$—
Commercial real estate	—	—	—	1	271,107	193,500
Total	1	$26,118	$26,118	1	$271,107	$193,500

	Accruing Loans			Nonaccrual Loans
	Nine Months Ended June 30, 2015			Nine Months Ended June 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
1-4 family residential real estate	1	$109,369	$88,184	—	$—	$—
Commercial real estate	—	—	—	1	116,734	116,734
Total	1	$—	$—	1	$116,734	$116,734
At June 30, 2016, restructured loans with a modified balance of $5.0 million were accruing and $1.7 million were nonaccruing while restructured loans with a modified balance of $6.1 million were accruing and $1.7 million were nonaccruing at June 30, 2015. As of June 30, 2016, there was one loan in the amount of $108,861 that was restructured within the past twelve months and subsequently defaulted. There was one loan in the amount of $116,734 that defaulted within twelve months of its restructure at June 30, 2015.
Acquired Impaired Loans. The following table documents changes in the accretable discount on acquired credit impaired loans during the nine months ended June 30, 2016 and the year ended September 30, 2015:

	Nine Months Ended June 30, 2016	Year Ended September 30, 2015

Balance, beginning of period	$3,391,288	$5,843,697
Loan accretion	(2,551,121)	(5,874,337)
Transfer from nonaccretable difference	—	3,421,928
Balance, end of period	$840,167	$3,391,288
The following table presents the outstanding balances and related carrying amounts for all purchase credit impaired loans at the periods ended June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015

Contractually required payments receivable	$23,725,847	$31,522,816
Carrying amount	22,071,098	27,353,545
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
The following table presents the risk grades of the loan portfolio, segregated by class of loans:
June 30, 2016

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$229,292,847	$539,914,266	$64,210,386	$104,351,474	$15,493,729	$953,262,702
Special Mention (5)	1,323,500	13,666,281	—	38,022	—	15,027,803
Substandard (6)	3,729,944	32,501,481	489,361	—	143,544	36,864,330
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total loans	$234,346,291	$586,082,028	$64,699,747	$104,389,496	$15,637,273	$1,005,154,835
September 30, 2015

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$182,991,645	$380,049,378	$36,697,618	$77,217,378	$6,363,643	$683,319,662
Special Mention (5)	704,509	4,461,662	12,406	—	—	5,178,577
Substandard (6)	4,347,477	32,064,568	734,375	—	28,519	37,174,939
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total loans	$188,043,631	$416,575,608	$37,444,399	$77,217,378	$6,392,162	$725,673,178
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
The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time. During the current quarter and the prior fiscal year, the Company made minor refinements to the qualitative risk factors but no significant changes to its allowance methodology. The adjustments in the Company's methodology were not material to the overall allowance or provision for the three and nine months ended June 30, 2016 or for the fiscal year ended September 30, 2015.
An unallocated allowance is generally maintained in a range of 4% to 12% of the total allowance in recognition of the imprecision of the estimates and other factors. In times of greater economic downturn and uncertainty, the higher end of this range is provided.
The Company built its allowance for loan losses for the nine months ended June 30, 2016 by $629,000 in response to inconsistent economic conditions, net charge-offs/recoveries, financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. With continued low nonperforming loans and net recoveries, the Company limited the reserve build by taking a negative provision of $100,000. No provision was recorded during the fiscal year ended September 30, 2015.

The following tables are a summary of transactions in the allowance for loan losses by portfolio segment for the three and nine months ended June 30, 2016 and the fiscal year ended September 30, 2015:

	Three Months Ended June 30, 2016
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$835,155	$6,815,627	$618,820	$567,977	$53,948	$958,972	$9,850,499
Charge-offs	—	(3,048)	—	—	(3,930)	—	(6,978)
Recoveries	10,109	138,308	220,699	—	5,126	—	374,242
Provision	(79,819)	7,400	(208,126)	145,080	(1,755)	37,220	(100,000)
Ending balance	$765,445	$6,958,287	$631,393	$713,057	$53,389	$996,192	$10,117,763

	Nine Months Ended June 30, 2016
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$708,671	$7,787,165	$473,342	$503,112	$16,222	$—	$9,488,512
Charge-offs	(53,620)	(135,983)	(25,131)	—	(11,529)	—	(226,263)
Recoveries	90,803	318,749	522,930	5,000	18,032	—	955,514
Provision	19,591	(1,011,644)	(339,748)	204,945	30,664	996,192	(100,000)
Ending balance	$765,445	$6,958,287	$631,393	$713,057	$53,389	$996,192	$10,117,763
Amounts allocated to:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Other loans not individually evaluated	765,445	6,958,287	631,393	713,057	53,389	996,192	10,117,763
Ending balance	$765,445	$6,958,287	$631,393	$713,057	$53,389	$996,192	$10,117,763
Loans:
Amounts collectively evaluated for impairment	$230,267,225	$563,844,540	$60,574,674	$104,389,496	$15,637,273		$974,713,208
Amounts individually evaluated for impairment	930,733	7,359,863	79,933	—	—		8,370,529
Amounts related to loans acquired with deteriorated credit quality	3,148,333	14,877,625	4,045,140	—	—		22,071,098
Ending balance	$234,346,291	$586,082,028	$64,699,747	$104,389,496	$15,637,273		$1,005,154,835

	Year Ended September 30, 2015
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$980,265	$6,743,105	$426,438	$492,903	$44,538	$783,648	$9,470,897
Charge-offs	(138,340)	(351,841)	(20,348)	—	(18,483)	—	(529,012)
Recoveries	15,050	145,338	316,665	864	68,710	—	546,627
Provision (1)	(148,304)	1,250,563	(249,413)	9,345	(78,543)	(783,648)	—
Ending balance	$708,671	$7,787,165	$473,342	$503,112	$16,222	$—	$9,488,512
Amounts allocated to:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Other loans not individually evaluated	708,671	7,787,165	473,342	503,112	16,222	—	9,488,512
Ending balance	$708,671	$7,787,165	$473,342	$503,112	$16,222	$—	$9,488,512
Loans:
Amounts collectively evaluated for impairment	$182,841,754	$385,614,400	$36,084,518	$77,217,378	$6,392,162		$688,150,212
Amounts individually evaluated for impairment	1,621,663	8,421,326	126,432	—	—		10,169,421
Amounts related to loans acquired with deteriorated credit quality	3,580,214	22,539,882	1,233,449	—	—		27,353,545
Ending balance	$188,043,631	$416,575,608	$37,444,399	$77,217,378	$6,392,162		$725,673,178
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

Note 7: Income Per Share
Basic net income per share for the three and nine months ended June 30, 2016 and 2015 was computed by dividing net income to common shareholders by the weighted average number of shares of common stock outstanding, which consists of issued shares less unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted shares.
Diluted net income per share for the three and nine months ended June 30, 2016 and 2015 was computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options and unvested restricted shares, determined using the treasury stock method.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$1,295,235	$1,911,734	$8,052,602	$5,019,469
Denominator:
Weighted average common shares outstanding	14,184,675	15,559,917	14,433,345	15,858,186
Common stock equivalents	657,139	650,507	657,139	650,507
Diluted shares	14,841,814	16,210,424	15,090,484	16,508,693
Net income per share:
Basic	$0.09	$0.12	$0.56	$0.32
Diluted	$0.09	$0.12	$0.53	$0.30
For the three and nine months ended June 30, 2016 and 2015 there were 402,192 and 327,146, respectively, of dilutive stock options. Additionally, for the three and nine months ended June 30, 2016 and 2015, there were 254,947 and 323,361 shares, respectively, of dilutive unvested restricted stock. There were 73,000 shares which were subject to options issued with exercise prices in excess of the average market value per share during the period ended June 30, 2016. No options were issued with exercise prices in excess of the market value per share at June 30, 2015.

Note 8: Real Estate Owned
The following is a summary of transactions in real estate owned:

	Nine Months Ended June 30, 2016	Year Ended September 30, 2015

Balance, beginning of period	$3,410,538	$7,315,791
Real estate acquired through foreclosure of loans receivable	1,413,232	3,237,134
Real estate purchased in acquisition	454,900	—
Proceeds from real estate sold	(2,426,628)	(7,676,904)
Provision for losses on real estate owned recognized in noninterest expense	(163,741)	(246,891)
Gain on sale of real estate owned recognized in noninterest expense	492,201	397,392
Gain on real estate sold payable to the FDIC	—	1,273,132
Increase of FDIC receivable for loss sharing agreements	—	(830,225)
Principal reductions	—	(58,891)
Balance, end of period	$3,180,502	$3,410,538
Included in the tables above is approximately $843,000 of foreclosed residential real estate property at June 30, 2016. The Company had no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at June 30, 2016.

Note 9: Employee Benefits
The Company has a 2002 stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. For options granted under the 2002 stock option plan, when granted, the options vest over periods of up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or non-qualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 882,876 shares for the plan, of which 111,184 have been issued or retired upon the exercise of the option granted under the plan, 617,029 are granted and outstanding and no shares are available to be granted at June 30, 2016 within this plan. All share and share amounts related to employee benefits have been updated to reflect the completion of the second-step conversion on April 8, 2013 at a conversion ratio of 1.2471. As of June 30, 2016, 576,381 shares have vested under this plan. During the nine months ended June 30, 2016, 109,868 options from this plan vested.
In addition to the plan above, on December 19, 2013, the Company's stockholders approved the 2013 Equity Incentive Plan, which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest from one year to five years from grant date or upon death or disability. All options must be exercised within a 10-year period from the grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or non-qualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 1,428,943 shares for the plan, of which 1,077,680 were granted and outstanding as of June 30, 2016, with the remaining 351,263 shares available to be granted at June 30, 2016. During the nine months ended June 30, 2016, 106,000 options from this plan were granted and 194,335 options from this plan vested. As of June 30, 2016, 388,670 shares have vested under this plan.
The fair value of the 106,000 options granted during the nine months ended June 30, 2016, was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

106,000 Options

Risk-free interest rate	1.18 - 1.40%
Dividend yield	1.50 - 1.58%
Expected life at date of grant (months)	96 months
Volatility	13.13 - 14.82%
Weighted average grant-date fair value	$1.12 - 1.40
The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)

Options outstanding – September 30, 2015	1,618,652	$9.91	7
Options exercised	(19,846)	8.82	3
Options forfeited	(10,097)	8.82	3
Options granted	106,000	13.12	10
Options outstanding – June 30, 2016	1,694,709	$10.13	6
Options exercisable – June 30, 2016	935,108	$9.47	5
The stock price at June 30, 2016 was greater than the exercise prices on 1,621,709 options outstanding and therefore had an intrinsic value of $5,341,108. The total intrinsic value of all 935,108 shares exercisable at June 30, 2016 was $3,558,349.
Stock option expense was $245,310 and $248,246 for the nine months ended June 30, 2016 and 2015, respectively. The following table summarizes information about the options outstanding at June 30, 2016:

Number of options outstanding at June 30, 2016	Remaining contractual life in years	Exercise price per share

354,515	3	$8.82
174,594	4	$8.18
66,720	4	$7.22
16,212	5	$7.34
4,988	6	$7.79
971,680	8	$10.89
30,000	9	$12.66
3,000	10	$13.16
73,000	10	$13.31
1,694,709
In addition to the above, the Company implemented the Charter Financial Corporation 2013 Equity Incentive Plan as described above, which has 571,577 shares authorized, and during the year ended September 30, 2014, the Company granted 360,092 shares of restricted stock to key employees and directors. During the nine months ended June 30, 2016, 72,015 shares vested. The remaining 211,485 shares are available to be granted at June 30, 2016.

	Shares	Weighted average grant date fair value per award

Unvested restricted stock awards - September 30, 2015	288,077	$10.89
Granted	—	—
Vested	72,015	10.89
Canceled or expired	—	—
Unvested restricted stock awards – June 30, 2016	216,062	$10.89

Grants between January 1, 2009 and December 1, 2013 will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement at age 65. Grants subsequent to December 1, 2013 will be expensed to the scheduled vesting.

Note 10: Commitments and Contingent Liabilities
In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At June 30, 2016, commitments to extend credit and standby letters of credit totaled $182.7 million. The Company does not anticipate any material losses as a result of these transactions.
In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management, none of these matters should have a material adverse effect on the Company’s financial position or results of operation.

Note 11: Fair Value of Financial Instruments and Fair Value Measurement
Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1- Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date; Level 2- Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data; Level 3- Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the three months ended June 30, 2016, there were no transfers between levels.
All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. These securities are priced via independent service providers. In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values.
At June 30, 2016, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of state and municipal securities, collateralized loan obligations (“CLO”), mortgage-backed securities and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. These are inputs used by a third-party pricing service used by the Company. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.
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

Assets and Liabilities Measured on a Recurring Basis:
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	June 30, 2016
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
State and municipal securities	$2,551,521	$—	$2,551,521	$—
Collateralized loan obligations	$39,321,667	$—	$39,321,667	$—

Mortgage-backed securities:
FHLMC certificates	29,784,187	—	29,784,187	—
FNMA certificates	88,945,474	—	88,945,474	—
GNMA certificates	1,524,769	—	1,524,769	—
Private-label mortgage securities:
Investment grade	846,489	—	846,489	—
Split rating (1)	615,312	—	615,312	—
Non-investment grade	6,147,568	—	6,147,568	—
Total investment securities available for sale	169,736,987	—	169,736,987	—
Assets held for sale	975,300	—	—	975,300
Total recurring assets at fair value	$170,712,287	$—	$169,736,987	$975,300
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2015
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
Collateralized loan obligations	$39,496,117	$—	$39,496,117	$—
Mortgage–backed securities:
FHLMC certificates	35,991,442	—	35,991,442	—
FNMA certificates	98,218,049	—	98,218,049	—
GNMA certificates	1,558,595	—	1,558,595	—
Collateralized mortgage obligations:
FHLMC	39,214	—	39,214	—
FNMA	63,315	—	63,315	—
Private-label mortgage securities:
Investment grade	1,031,316	—	1,031,316	—
Split rating (1)	875,416	—	875,416	—
Non-investment grade	7,130,625	—	7,130,625	—
Total investment securities available for sale	184,404,089	—	184,404,089	—
Assets held for sale	1,657,084	—	—	1,657,084
Total recurring assets at fair value	$186,061,173	$—	$184,404,089	$1,657,084
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

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
A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis is as follows:

	Nine Months Ended June 30, 2016	Year Ended September 30, 2015

Fair value, beginning balance	$1,657,084	$1,744,584
Sales	(356,780)	—
Valuation loss recognized in noninterest expense	(325,004)	(87,500)
Transfers in and/or out of Level 3	—	—
Fair value, ending balance	$975,300	$1,657,084
Assets and Liabilities Measured on a Nonrecurring Basis:
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Impaired loans	2,871,124	—	—	2,871,124
Other real estate owned	3,180,502	—	—	3,180,502
September 30, 2015
Impaired loans	3,357,250	—	—	3,357,250
Other real estate owned	3,410,538	—	—	3,410,538
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
The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at June 30, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	General Range (Discount)			Weighted Average Discount
Impaired Loans	$2,871,124	Property appraisals	Management discount for property type and recent market volatility	16%	—	58%	36%
OREO	$3,180,502	Property appraisals	Management discount for property type and recent market volatility	14%	—	65%	39%
Assets Held for Sale	$975,300	Valuation analysis	Management discount for property type and recent market volatility	44%	—	53%	45%
Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of June 30, 2016 and September 30, 2015.
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
CASH AND CASH EQUIVALENTS – The carrying amount approximates fair value because of the short maturity of these instruments.
CERTIFICATES OF DEPOSIT HELD AT OTHER FINANCIAL INSTITUTIONS – The fair value of certificates of deposit held at other financial institutions is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
INVESTMENTS AVAILABLE FOR SALE, FHLB STOCK, AND RESTRICTED SECURITIES – The fair value of investment and mortgage-backed securities and collateralized mortgage obligations available for sale is estimated based on bid quotations received from securities dealers. The FHLB stock and restricted securities are considered restricted stock and are carried at cost which approximates their fair value.
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
FLOATING RATE JUNIOR SUBORDINATED DEBT - The fair value of the Company's floating rate junior subordinated debt is based primarily upon discounted cash flows using rates for securities with similar terms and remaining maturities.
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE AND PAYABLE – The carrying amount of accrued interest and dividends receivable on loans and investments and payable on borrowings and deposits approximate their fair values.
COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at June 30, 2016 and at September 30, 2015, the fair value of these commitments is not presented.
Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of June 30, 2016 and September 30, 2015 is summarized below:

	June 30, 2016
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$106,107,507	$106,107,507	$106,107,507	$—	$—
Certificates of deposit held at other financial institutions	19,969,470	19,969,470	—	19,969,470	—
Investments available for sale	169,736,987	169,736,987	—	169,736,987	—
FHLB stock	3,361,800	3,361,800	—	3,361,800	—
Restricted securities, at cost	279,000	279,000	—	279,000	—
Loans receivable, net	993,785,811	992,370,311	—	—	992,370,311
Loans held for sale	3,770,556	3,863,387	—	3,863,387	—
Assets held for sale	975,300	975,300	—	—	975,300
Accrued interest and dividends receivable	3,410,176	3,410,176	—	521,455	2,888,721
Financial liabilities:
Deposits	$1,155,245,321	$1,157,569,612	$—	$1,157,569,612	$—
FHLB advances	50,000,000	52,879,770	—	52,879,770	—
Floating rate junior subordinated debt	6,553,274	6,553,274	—	6,553,274	—
Accrued interest payable	672,862	672,862	—	672,862	—

	September 30, 2015
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$30,343,225	$30,343,225	$30,343,225	$—	$—
Investments available for sale	184,404,089	184,404,089	—	184,404,089	—
FHLB stock	3,515,600	3,515,600	—	3,515,600	—
Loans receivable, net	714,761,210	710,729,157	—	—	710,729,157
Loans held for sale	1,406,902	1,444,042	—	1,444,042	—
Assets held for sale	1,657,084	1,657,084	—	—	1,657,084
Accrued interest and dividends receivable	2,668,406	2,668,406	—	517,509	2,150,897
Financial liabilities:
Deposits	$738,855,076	$739,513,754	$—	$739,513,754	$—
FHLB advances	62,000,000	65,418,947	—	65,418,947	—
Accrued interest payable	221,476	221,476	—	221,476	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended June 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.
Forward-Looking Statements
This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” “potential, ” “seek,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities, including identifying suitable acquisition opportunities; the adverse effect of a breach of our computer system; our ability to successfully integrate acquired entities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and changes in our organization, compensation and benefit plans. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015 under Part I Item 1A. “Risk Factors,” and in the Company’s other filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
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
Net income was $1.3 million and $8.1 million for the three and nine months ended June 30, 2016, respectively, compared to $1.9 million and $5.0 million for the three and nine months ended June 30, 2015, respectively.
Atlanta Metro Expansion
As announced on April 15, 2016, the Company completed its merger with CBS Financial Corporation (“CBS”), the parent company of Community Bank of the South. Prior to the merger, Community Bank of the South operated four branches located in Smyrna and Marietta, Georgia. Upon completion of the merger, $376.5 million of total assets, $300.9 million of total loans and $334.0 million of total deposits were added to the Company's balance sheet. With the consummation of the merger, approximately 60% of the Company's loans and deposits are in the Atlanta Combined Statistical Area (“CSA”). Full conversion and integration of Community Bank of the South into CharterBank was completed in July 2016. Additionally, a banking location serving the demographically desirable Buckhead market in Atlanta is set to open in Fall 2016. These additions to our franchise provide access to attractive population centers and the potential for corresponding growth. We continue to have capital for additional growth which may include acquisitions.

Critical Accounting Policies
Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, the Company considers its critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, real estate owned, goodwill and other intangible assets, deferred income taxes, and estimation of fair value. There have been no material changes in our critical accounting policies during the nine months ended June 30, 2016.

Comparison of Financial Condition at June 30, 2016 and September 30, 2015
Assets. Total assets increased $400.8 million to $1.4 billion at June 30, 2016. This increase in assets was due primarily to the acquisition of CBS, which brought in $376.5 million of total assets, as well a surge in retail deposits and the corresponding cash increase. Net loans increased $279.0 million, or 39.0%, to $993.8 million at June 30, 2016, from $714.8 million at September 30, 2015.
Cash and cash equivalents. Cash and cash equivalents increased $75.8 million to $106.1 million at June 30, 2016, up from $30.3 million at September 30, 2015. This increase was primarily due to a $73.6 million increase in legacy deposits and $15.7 million and $22.0 million in principal collections and sales of securities, respectively, partially offset by outlays of cash of $55.9 million in the CBS acquisition during the third quarter of fiscal 2016, $13.2 million for share repurchases during fiscal 2016 and $17.0 million to pay off overnight borrowings from the FHLB in the first and third quarters of fiscal 2016.
The company also acquired, as part of the purchase of CBS, $25.2 million of certificates of deposit held at other financial institutions, of which $20.0 million remained at June 30, 2016.

Loans. At June 30, 2016, net loans were $993.8 million, or 69.6% of total assets, compared with $714.8 million, or 69.6% of total assets, at September 30, 2015. The increase was attributable to the acquisition of CBS, which brought in $300.9 million of net loans, offset by a decline of $1.9 million in legacy loans and a $19.1 million decline in CBS' loan portfolio after acquisition. The decline in legacy loans, which occurred largely in the first quarter, was due in large part to the voluntary payoff of several large construction loan relationships.
________________________________

(1)	Loans are shown net of deferred loan fees, allowance for loan losses, nonaccretable differences and accretable discounts.

Investment Securities Portfolio. At June 30, 2016, our investment securities portfolio totaled $169.7 million, compared to $184.4 million at September 30, 2015. The decrease was attributable to $15.7 million in principal paydowns, $22.0 million in net sales of securities and a $808,000 increase in unrealized gains on available for sale securities, offset partially by the acquisition of $22.2 million in securities from the purchase of CBS, of which approximately $2.6 million was retained, during the first nine months of fiscal 2016.
During fiscal 2015 and the first nine months of fiscal 2016, we have had no additional other-than-temporary impairment charges on non-agency collateralized mortgage backed securities. Through June 30, 2016, we had recorded a cumulative $380,000 of other-than-temporary impairment charges with respect to one private label security. No other non-agency collateralized mortgage backed securities in our investment portfolio were other- than- temporarily impaired at June 30, 2016.
Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us noninterest income that is non-taxable. The total cash surrender values of bank owned life insurance policies at June 30, 2016 and September 30, 2015 were $48.9 million and $48.4 million, respectively. The Company recognized $259,000 in other noninterest income in settlement of life insurance in the nine months ended June 30, 2016.
Deposits. Total deposits increased $416.4 million to $1.2 billion at June 30, 2016 from $738.9 million at September 30, 2015. The increase was largely attributable to the acquisition of CBS, which brought in $334.0 million of deposits, as well as a net increase of $73.6 million in legacy deposits. Transaction accounts, money market accounts and retail CDs increased overall by $144.8 million, $120.0 million, and $138.3 million, respectively. At June 30, 2016, $1.1 billion of deposits were retail deposits. We currently have $36.8 million deposits classified as wholesale deposits, most of which are brokered deposits, with others from an internet funding service inherited from the CBS acquisition. The following table shows deposit fees earned and deposit balances by category for the quarter end periods indicated:

		Deposit Balances
	Deposit & Bankcard Fees	Checking	Savings	Money Market	Total Core Deposits	Retail Certificates of Deposit	Wholesale Certificates of Deposit	Total Deposits
		(dollars in thousands)
June 30, 2016	$3,110	$472,123	$62,810	$247,165	$782,098	$336,394	$36,753	$1,155,245
March 31, 2016	2,809	353,834	54,317	146,109	554,260	206,832	30,600	791,692
December 31, 2015	2,898	331,570	50,017	131,997	513,584	200,061	30,589	744,234
September 30, 2015	2,767	327,373	50,566	127,215	505,154	198,124	35,577	738,855
June 30, 2015	2,679	328,961	51,292	125,468	505,721	197,750	30,767	734,238
March 31, 2015	2,507	328,012	49,848	122,990	500,850	205,118	30,835	736,803
December 31, 2014	2,530	310,891	48,380	124,017	483,288	218,187	—	701,475
September 30, 2014	2,512	314,201	48,486	123,561	486,248	230,944	—	717,192
June 30, 2014	2,370	312,962	48,752	124,678	486,392	243,217	—	729,609
Borrowings. Our borrowings consist of advances from the FHLB of Atlanta as well as floating rate junior subordinated debt inherited from the acquisition of CBS. At June 30, 2016 and September 30, 2015, FHLB borrowings totaled $50.0 million and $62.0 million, respectively. The year-to-date decrease was due to $12.0 million of variable rate overnight borrowings that were repaid in the first quarter of fiscal 2016. Twenty-five million dollars of the remaining fixed-rate borrowings with a rate of 4.33% matured in May 2016 and was extended for five additional years at a rate of 1.76%. The remaining $25.0 million matures in February 2019.
Based upon actual collateral pledged, excluding cash, additional advances of $101.9 million were available along with securities available for sale with lendable collateral value of $61.3 million that were also available to be pledged at June 30, 2016.
At June 30, 2016, approximately $61.2 million of credit was available to us at the Federal Reserve Bank of Atlanta based on loan collateral pledged. The line of credit at the Federal Reserve Bank of Atlanta was not used other than during periodic testing to ensure the line was functional.
Floating rate junior subordinated debt assumed in the CBS acquisition totaled $6.6 million at June 30, 2016.
Stockholders’ Equity. At June 30, 2016, total stockholders’ equity totaled $199.8 million, or $13.29 per net share, a $5.1 million decline from September 30, 2015 primarily due to $13.2 million of shares repurchased and $2.2 million of cash dividends paid, partially offset by $8.1 million of net income and $126,000 of stock option exercises during the nine months ended June 30, 2016. Tangible book value decreased to $11.11 per share at June 30, 2016 compared with $12.48 per share at September 30, 2015, due to $25.7 million of goodwill generated by the acquisition of CBS, offset by the stock repurchases and associated reduced share count at June 30, 2016.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and June 30, 2015
General. Net income decreased $616,000 to $1.3 million for the quarter ended June 30, 2016 from $1.9 million for the quarter ended June 30, 2015. The decrease was primarily due to $5.3 million of expenses attributable to the CBS acquisition, of which $3.5 million were nonrecurring deal costs. These expenses were partially offset by a $3.9 million increase in net interest income. Net interest income increased primarily due to an 44.6% increase in the average balance of loans receivable combined with an 18 basis point increase in yield on loans for the three months ended June 30, 2016 compared with the prior year quarter.
Interest Income. Total interest income increased $4.3 million, or 45.6%, to $13.6 million for the quarter ended June 30, 2016 from $9.4 million for the quarter ended June 30, 2015. This increase was attributable to an increase in loan interest income, excluding accretion and amortization of the FDIC loss share receivable, of $3.8 million, combined with an increase in net discount accretion and amortization of $393,000. The average balance of loans receivable for the three months ended June 30, 2016, increased $298.0 million to $966.4 million, compared with the prior year period, while yield on loans increased to 5.20% from 5.02%. These increases were primarily attributable to the acquisition of CBS, which brought in $300.9 million of net loans to the Company's portfolio.

The table below shows discount accretion included in income over the past five years and for the quarters ended June 30, 2016, March 31, 2016, and December 31, 2015, and the remaining discount to be recognized as of June 30, 2016:

	Loan Accretion (Amortization)
	2011	2012	2013	2014	2015	1Q 2016	2Q 2016	3Q 2016	Remaining(2)
	(in thousands)
NCB	$2,272	$751	$844	$239	$68	$—	$—	$—	$—
MCB	5,742	3,740	3,086	3,110	2,621	285	194	184	88
FNB	252	4,497	4,993	3,245	3,256	884	639	424	765
CBS	—	—	—	—	—	—	—	670	3,371
Total	8,266	8,988	8,923	6,594	5,945	1,169	833	1,278	4,224
Amortization (1)	—	—	—	(3,507)	(2,387)	—	—	—	—
Net	$8,266	$8,988	$8,923	$3,087	$3,558	$1,169	$833	$1,278	$4,224
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

Interest on taxable investment securities, which consisted of taxable state and municipal securities, CLOs, mortgage-backed securities and private-label mortgage securities, increased $11,000 to $922,000 for the quarter ended June 30, 2016 from $912,000 for the quarter ended June 30, 2015. This increase was primarily attributable to increased yields on our portfolio of CLOs, partially offset by a decrease of $11.4 million in the average balance of taxable securities. Interest on nontaxable investment securities, which consisted of nontaxable state and municipal securities, was $7,000 for the quarter ended June 30, 2016 as the Company retained certain state and municipal securities acquired as part of the purchase of CBS.

Interest on interest-bearing deposits in other financial institutions increased $21,000 to $46,000 for the quarter ended June 30, 2016, compared to the same period in 2015 due to a $9.7 million increase in the average balance of such deposits combined with the Federal Reserve's decision to increase interest rates in December 2015.

Interest on certificates of deposits held at other financial institutions was $54,000 during the quarter ended June 30, 2016.
The following table shows selected average yield and cost information for the quarter end periods indicated:

	Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015

Yield on loans	5.20%	5.03%	5.33%	5.40%	5.02%
Yield on securities	2.13%	2.14%	2.10%	2.00%	1.99%
Yield on assets	4.48%	4.26%	4.56%	4.58%	4.16%

Cost of deposits	0.43%	0.42%	0.42%	0.42%	0.43%
Cost of CDs	0.79%	0.89%	0.88%	0.88%	0.92%
Cost of interest bearing checking	0.12%	0.12%	0.12%	0.13%	0.12%
Cost of bank rewarded checking	0.20%	0.20%	0.20%	0.20%	0.20%
Cost of savings	0.06%	0.03%	0.03%	0.02%	0.02%
Cost of MMDA	0.31%	0.25%	0.23%	0.22%	0.20%
Cost of borrowings	3.54%	4.36%	4.28%	3.81%	4.36%
Cost of subordinated debt	7.53%	—%	—%	—%	—%
Cost of liabilities	0.63%	0.70%	0.71%	0.70%	0.72%

Loan/deposit spread	4.77%	4.61%	4.91%	4.98%	4.59%
Asset/liability spread	3.85%	3.56%	3.85%	3.88%	3.44%

Interest Expense. Total interest expense increased $334,000 to $1.6 million for the quarter ended June 30, 2016, compared to $1.2 million for the prior year quarter. While the cost of interest-bearing liabilities fell by nine basis points during the three months ended June 30, 2016, the average balances increased $297.6 million to $977.9 million compared to the prior year quarter. Both increases were largely attributable to the acquisition of CBS.
Interest expense on deposits increased $305,000, or 45.4%, to $978,000 for the quarter ended June 30, 2016, compared to $673,000 for the quarter ended June 30, 2015. The increase was primarily due to a $289.0 million, or 45.9%, increase in average interest-bearing deposits as a result of the CBS acquisition and the Company's continued surge in legacy deposits. The cost of money market accounts increased to $178,000, up $116,000 over the prior year quarter, due to an increase of $104.9 million, or 85.0%, in the average balance of money market accounts and an 11 basis point increase in average cost to 0.31%. The average balance on certificates of deposit increased $118.7 million, or 51.4%, for the quarter ended June 30, 2016, while the cost of CDs increased only $163,000, or 30.7%, to $694,000 for the quarter ended June 30, 2016, from $531,000 for the quarter ended June 30, 2015, reflecting the 13 basis point decrease in the average cost to 0.79%, which was partially attributable to the accretion of a fair value adjustment recorded on CBS' certificates of deposit at acquisition. Interest expense on FHLB advances decreased $75,000 to $470,000 for the quarter ended June 30, 2016 compared to $545,000 for the quarter ended June 30, 2015, due to the expiration in May of a $25 million advance costing 4.33% which was extended for an additional five years at 1.76%. Interest expense on the Company's floating rate junior subordinated debt, which was inherited in the CBS acquisition, was $104,000 for the quarter ended June 30, 2016, at an average cost of 7.53%.
Net Interest Income. Net interest income increased $3.9 million, or 48.3%, to $12.1 million for the quarter ended June 30, 2016, from $8.1 million for the quarter ended June 30, 2015. The net increase was due to an increase in interest income of $4.3 million to $13.6 million for the current year quarter, offset slightly by an increase in total interest expense of $334,000 to $1.6 million compared to the prior year quarter. Net interest income included $1.3 million of net purchase discount accretion income for the quarter ended June 30, 2016, compared to $885,000 for the quarter ended June 30, 2015. Additionally, the year over year increase in average loans of $298.0 million resulting largely from the additions to the Company's portfolio from the CBS acquisition, combined with an 18 basis point increase in yield, primarily from higher-yielding CBS loans, contributed to the increase in net interest income.
Despite an increase of $289.0 million, or 45.9%, in the average balance of interest-bearing deposits during the quarter ended June 30, 2016 compared to the prior year period, total interest expense increased only 27.4%. The increase in interest-bearing deposits reflects the deposits assumed in the acquisition of CBS as well as the Company's continued surge in legacy deposits. As the table below indicates, our net interest margin increased 35 basis points to 3.97% for the quarter ended June 30, 2016 from 3.62% for the prior year quarter, while our net interest rate spread increased 41 basis points to 3.85% for the third quarter of fiscal 2016 from 3.44% for the third quarter of fiscal 2015. Additionally, net interest margin excluding the effects of purchase accounting was 3.53% for the quarter ended June 30, 2016 compared to 3.21% for the quarter ended June 30, 2015. At June 30, 2016, there was $4.2 million of discount remaining to accrete into interest income over the remaining life of the acquired loans. Of that balance, $853,000 relating to the acquisitions of McIntosh Commercial Bank ("MCB) and the First National Bank of Florida ("FNB") will be accreted into income over the next five quarters, while $3.4 million related to the acquisition of CBS will be accreted into income over the remaining lives of the loans.

	For the Three Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average Yield/Cost (10)	Average Balance	Interest	Average Yield/Cost (10)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$54,423	$47	0.35%	$44,748	$26	0.23%
Certificates of deposit held at other financial institutions	19,404	54	1.12	—	—	—
FHLB common stock and other equity securities	3,442	38	4.46	3,006	35	4.70
Taxable investment securities	172,065	922	2.14	183,498	911	1.99
Nontaxable investment securities (1)	2,409	7	1.11	—	—	—
Restricted securities	236	3	4.24	—	—	—
Loans receivable (1)(2)(3)(4)	966,375	11,285	4.67	668,329	7,508	4.49
Accretion and amortization of loss share loans receivable (5)		1,278	0.53		885	0.53
Total interest-earning assets	1,218,354	13,634	4.48	899,581	9,365	4.16
Total noninterest-earning assets	145,454			103,728
Total assets	$1,363,808			$1,003,309
Liabilities and Equity:
Interest-bearing liabilities:
Interest bearing checking	$229,650	$72	0.12%	$175,641	$53	0.12%
Bank rewarded checking	50,188	25	0.20	49,743	25	0.20
Savings accounts	61,364	9	0.06	50,409	2	0.02
Money market deposit accounts	228,316	178	0.31	123,392	62	0.20
Certificate of deposit accounts	349,773	694	0.79	231,077	531	0.92
Total interest-bearing deposits	919,291	978	0.43	630,262	673	0.43
Borrowed funds	53,101	470	3.54	50,000	545	4.36
Floating rate junior subordinated debt	5,516	104	7.53	—	—	—
Total interest-bearing liabilities	977,908	1,552	0.63	680,262	1,218	0.72
Noninterest-bearing deposits	171,913			99,138
Other noninterest-bearing liabilities	15,390			12,417
Total noninterest-bearing liabilities	187,303			111,555
Total liabilities	1,165,211			791,817
Total stockholders' equity	198,597			211,492
Total liabilities and stockholders' equity	$1,363,808			$1,003,309
Net interest income		$12,082			$8,147
Net interest-earning assets (6)		$240,446			$219,319
Net interest rate spread (7)			3.85%			3.44%
Net interest margin (8)			3.97%			3.62%
Net interest margin, excluding the effects of purchase accounting (9)			3.53%			3.21%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.59%			132.24%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion and amortization of the indemnification asset.

(5)	Accretion of accretable purchase discount on loans acquired and amortization of the overstatement of FDIC indemnification asset.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)
Net interest margin, excluding the effects of purchase accounting represents net interest income excluding accretion and amortization of acquired loans receivable as a percentage of average net interest earning assets excluding loan accretable discounts in the amount of $4.7 million and $3.9 million for the three months ended June 30, 2016 and June 30, 2015, respectively.

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

	For the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$6	$13	$2	$21
Certificates of deposit held at other financial institutions	$—	$—	$54	$54
FHLB common stock and other equity securities	5	(1)	(1)	3
Taxable investment securities	(57)	73	(5)	11
Nontaxable investment securities	—	—	7	7
Restricted securities	—	—	3	3
Loans receivable	3,743	295	132	4,170
Total interest-earning assets	$3,697	$380	$192	$4,269
Interest Expense:
Checking accounts	$19	$—	$—	$19
Savings accounts	1	5	1	7
Money market deposit accounts	53	34	29	116
Certificate of deposit accounts	273	(73)	(37)	163
Total interest-bearing deposits	346	(34)	(7)	305
Borrowed funds	34	(102)	(7)	(75)
Floating rate junior subordinated debt	—	—	104	104
Total interest-bearing liabilities	$380	$(136)	$90	$334
Net change in net interest income	$3,317	$516	$102	$3,935
Provision for Loan Losses. A negative provision for loan losses of $100,000 was recorded in the quarter ended June 30, 2016 due to the continued positive credit quality trends of the loan portfolio, as well as continuing net recoveries of formerly charged-off loans. During the prior year period, no provision for loan losses was recorded.
Net recoveries for the three months ended June 30, 2016 were $367,000, compared to net recoveries of $24,000 for the three months ended June 30, 2015. The allowance for loan losses was $10.1 million, or 1.00% of total loans receivable, at June 30, 2016. Our nonperforming loans decreased to $3.4 million, or 0.34%, of total loans at June 30, 2016 from $4.3 million at June 30, 2015. As a result, our allowance as a percent of nonperforming loans increased to 300.10% at June 30, 2016. See our discussion on the allowance for further information.
Noninterest Income. Noninterest income increased $887,000, or 23.2%, to $4.7 million for the quarter ended June 30, 2016 from $3.8 million for the quarter ended June 30, 2015. The increase was attributable to a $431,000 increase in bankcard fee and other deposit fee income, along with a $167,000 increase in gain on sales of loans and servicing released loan fees. Additionally, a nonrecurring gain of $259,000 was recognized in other noninterest income on the settlement of a bank owned life insurance claim.

The following table shows noninterest income by category for the periods indicated.

	For the Three Months Ended
	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015
	(dollars in thousands)
Service charges on deposit accounts	$1,810	$1,620	$1,753	$1,691	$1,663
Bankcard fees	1,300	1,189	1,146	1,076	1,016
Gain on sale of loans and loan servicing release fees	602	360	348	459	435
Brokerage commissions	164	146	142	165	211
Bank owned life insurance	327	245	321	321	321
Gain (loss) on investment securities available for sale	13	—	36	—	—
FDIC receivable (impairment) accretion	—	—	—	(2,529)	20
Other (1)	487	953	3,085	313	150
Total noninterest income	$4,703	$4,513	$6,831	$1,496	$3,816
__________________________________

(1)
$750,000 and $2.9 million of recoveries on loans that were previously covered by loss share agreements with the FDIC were recognized in noninterest income in the three months ended March 31, 2016 and December 31, 2015, respectively.

Noninterest Expense. Total noninterest expense increased to $15.1 million for the quarter ended June 30, 2016, compared to $9.1 million for the quarter ended June 30, 2015. The overall increase was primarily attributable to $5.3 million of costs incurred related to the CBS acquisition, of which $3.5 million were classified as nonrecurring deal costs, consisting of salary and employee benefits, legal and professional fees, and data processing fees. Additional increases included write-downs on assets available for sale of $325,000 and a lease cancellation charge on a former branch of $73,000.
The following table shows noninterest expense by category for the periods indicated:

	For the Three Months Ended
	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015
	(dollars in thousands)
Salaries and employee benefits	$8,470	$5,287	$5,263	$5,586	$5,035
Occupancy	3,220	2,222	1,910	2,030	1,927
Legal and professional	793	679	380	404	352
Marketing	468	352	261	344	306
Furniture and equipment	301	161	168	278	229
Postage, office supplies, and printing	237	171	185	186	222
Core deposit intangible amortization expense	173	36	49	60	64
Federal insurance premiums and other regulatory fees	185	210	224	191	189
Net (benefit) cost of operations of other real estate owned	(76)	71	(21)	(19)	(30)
Other	1,293	714	659	922	757
Total noninterest expense	$15,064	$9,903	$9,078	$9,982	$9,051
Income Taxes. Income taxes decreased to $527,000 for the quarter ended June 30, 2016 from $1.0 million for the quarter ended June 30, 2015. Our effective tax rate was 28.91% in the quarter ended June 30, 2016 and 34.36% in the quarter ended June 30, 2015. The decrease in income taxes was due primarily to the 37.4% decrease in net income for the quarter ended June 30, 2016, as well as a nontaxable gain of $259,000 on the settlement of a life insurance claim.

Comparison of Operating Results for the Nine Months Ended June 30, 2016 and June 30, 2015
General. Net income increased $3.0 million, or 60.4%, to $8.1 million for the nine months ended June 30, 2016 from $5.0 million for the nine months ended June 30, 2015. Increases of $6.4 million and $1.1 million in net interest income and deposit and bankcard fees, respectively, as well as $3.6 million in recoveries on loans acquired in FDIC-assisted transactions accounted for under purchase accounting for the nine months ended June 30, 2016, were partially offset by $5.9 million of expenses incurred due to the acquisition of CBS, $4.0 million of which were classified as nonrecurring deal costs, as well as unrelated increases in salaries and employee benefits, occupancy, and legal and professional fees. Basic and diluted net income per share for the nine months ended June 30, 2016 increased 75.00% and 76.67%, respectively, compared to the prior year period, partially due to the decreased weighted average number of common shares outstanding.
Interest Income. Total interest income increased to $34.0 million for the nine months ended June 30, 2016, from $27.4 million for the nine months ended June 30, 2015. This increase was primarily attributable to the acquisition of CBS and the resulting increased loan balances, interest income and purchase discount accretion. Additionally, during the nine months ended June 30, 2015, the Company recorded a $2.4 million charge due to amortization of the FDIC loss share receivable. No such charge was recorded in the nine months ended June 30, 2016 due to the early termination of the loss share agreements in September 2015. Loan interest income, excluding accretion income, increased $5.2 million to $27.6 million during the nine months ended June 30, 2016, largely due to an increase in the average balance of loans receivable of $145.3 million, or 22.4%, to $792.6 million for the nine months ended June 30, 2016, compared to $647.3 million for the nine months ended June 30, 2015. Additionally, the average yield on interest-earning assets increased 33 basis points during the nine months ended June 30, 2016 as compared to the same prior year period.
The average yield on loans increased to 5.19% for the nine months ended June 30, 2016, compared to 5.04% for the nine months ended June 30, 2015. The higher average yield on loans for the nine months ended June 30, 2016 was attributable to the addition of CBS and the resulting increase of purchase discount accretion as well as the discontinuation of amortization of the FDIC loss share receivable due to the early termination of the Company's loss share agreements. There is $853,000 of accretable discount remaining from the FNB and MCB acquisitions, which will accrete into income over the next five quarters. There is $3.4 million of discount on the CBS loans to accrete into interest income over the remaining life of all acquired loans, with the accretion heavily weighted towards early quarters based on current cash flow projections.
Interest on taxable investment securities increased $83,000 to $2.8 million for the nine months ended June 30, 2016 from $2.7 million for the corresponding prior year period, due primarily to increased yields from the Company's portfolio of CLOs. Interest on nontaxable investment securities, which consisted of nontaxable state and municipal obligations, decreased $5,000 to $7,000 for the nine months ended June 30, 2016 from $12,000 for the nine months ended June 30, 2015.
Interest on interest earning deposits in other financial institutions increased $27,000 to $113,000 for the nine months ended June 30, 2016 from $85,000 for the nine months ended June 30, 2015 due to the Federal Reserve's increase in interest rates approved in December 2015.
Interest on certificates of deposit held at other financial institutions, which were inherited from the acquisition of CBS, was $54,000 for the nine months ended June 30, 2016.
Interest Expense. Total interest expense increased $218,000, or 5.7%, to $4.0 million for the nine months ended June 30, 2016, compared to $3.8 million for the nine months ended June 30, 2015. Interest expense increased due to a $120.6 million, or 18.0%, increase in the average balance of interest-bearing liabilities to $792.0 million during the nine months ended June 30, 2016, partially offset by an eight basis point, or 10.7%, decline in the average cost of such liabilities to 0.67% at June 30, 2016 from 0.75% at June 30, 2015, reflecting continued low market interest rates. The Company saw significant growth in demand deposits, money market accounts, and certificates of deposit, both from legacy growth and the acquisition of CBS.
Interest expense on deposits increased $271,000, or 13.1%, to $2.3 million for the nine months ended June 30, 2016, compared with the nine months ended June 30, 2015. The increase was due to a $120.2 million, or 19.4%, increase in the average balance of interest-bearing deposits to $738.6 million, partially offset by a three basis point decline in average cost of deposits to 0.42% for the current nine month period compared to 0.45% for the nine months ended June 30, 2015. The decline in the average cost of deposits was largely due to lower market interest rates, an increase in the mix of lower costing demand deposits relative to higher costing certificates of deposit, and the repricing downward of higher costing certificates of deposit.
The average cost of our checking accounts remained relatively unchanged for the nine months ended June 30, 2016 compared to the same period in fiscal 2015, while the cost of our savings and money market accounts increased two and six basis points to 0.04% and 0.27% as a result of higher-costing deposits assumed in the acquisition of CBS. The average cost of our certificates of deposit declined 12 basis points to 0.84% as CDs with higher rates matured.

Interest expense on FHLB advances decreased $157,000 to $1.6 million for the nine months ended June 30, 2016 compared to $1.7 million for the nine months ended June 30, 2015, due to a decrease of $1.5 million, or 2.8%, in the average balance of advances as well as the maturation in May 2016 of a $25 million advance costing 4.33% which was extended for an additional five years at a rate of 1.76%. The average cost of advances decreased 28 basis points to 4.05% for the nine months ended June 30, 2016, from 4.33% during the nine months ended June 30, 2015. Interest expense on floating rate junior subordinated debt, which was assumed in the acquisition of CBS, was $104,000 in the nine months ended June 30, 2016.
Net Interest Income. Net interest income increased $6.4 million, or 27.0%, to $30.0 million for the nine months ended June 30, 2016, from $23.6 million for the nine months ended June 30, 2015, due to increased interest income from the acquisition of CBS, discontinuation of amortization of the FDIC loss share receivable, and an eight basis point decline in the cost of interest-bearing liabilities. Total interest income increased $6.6 million, or 24.1%, while total interest expense increased $218,000, or 5.7%, for the nine months ended June 30, 2016 compared to the same prior year period.
As the table indicates below, our net interest margin increased 37 basis points during the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015, while our net interest rate spread increased 41 basis points to 3.77% for the first nine months of fiscal 2016 from 3.36% for the comparable nine months of 2015. Additionally, net interest margin excluding the effects of purchase accounting was 3.47% for the nine months ended June 30, 2016 compared to 3.22% for the nine months ended June 30, 2015.

	For the Nine Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average Yield/Cost (10)	Average Balance	Interest	Average Yield/Cost (10)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$41,580	$113	0.36%	$50,140	$85	0.23%
Certificates of deposit held at other financial institutions	6,444	54	1.13	—	—	—
FHLB common stock and other equity securities	3,175	113	4.77	3,276	109	4.44
Taxable investment securities	175,776	2,803	2.13	182,891	2,721	1.98
Nontaxable investment securities (1)	800	7	1.12	3,995	12	0.41
Restricted securities	78	3	4.28	—	—	—
Loans receivable (1)(2)(3)(4)	792,607	27,588	4.64	647,306	22,422	4.62
Accretion and amortization of loss share loans receivable (5)		3,280	0.55		2,024	0.41
Total interest-earning assets	1,020,460	33,961	4.44	887,608	27,373	4.11
Total noninterest-earning assets	112,802			107,218
Total assets	$1,133,262			$994,826
Liabilities and Equity:
Interest-bearing liabilities:
Interest bearing checking	$196,187	$182	0.12%	$169,518	$157	0.12%
Bank rewarded checking	48,577	73	0.20	48,730	77	0.21
Savings accounts	54,871	16	0.04	49,270	7	0.02
Money market deposit accounts	167,194	342	0.27	124,565	196	0.21
Certificate of deposit accounts	271,776	1,722	0.84	226,293	1,627	0.96
Total interest-bearing deposits	738,605	2,335	0.42	618,376	2,064	0.45
Borrowed funds	51,577	1,568	4.05	53,077	1,725	4.33
Floating rate junior subordinated debt	1,833	104	7.55	—	—	—
Total interest-bearing liabilities	792,015	4,007	0.67	671,453	3,789	0.75
Noninterest-bearing deposits	127,130			97,598
Other noninterest-bearing liabilities	13,172			11,807
Total noninterest-bearing liabilities	140,302			109,405
Total liabilities	932,317			780,858
Total stockholders' equity	200,945			213,968
Total liabilities and stockholders' equity	$1,133,262			$994,826
Net interest income		$29,954			$23,584
Net interest earning assets (6)		$228,445			$216,155
Net interest rate spread (7)			3.77%			3.36%
Net interest margin (8)			3.91%			3.54%
Net interest margin, excluding the effects of purchase accounting (9)			3.47%			3.22%
Ratio of average interest-earning assets to average interest-bearing liabilities			128.84%			132.19%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion and amortization of the indemnification asset.

(5)	Accretion of accretable purchase discount on loans acquired and amortization of the overstatement of FDIC indemnification asset.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)
Net interest margin, excluding the effects of purchase accounting represents net interest income excluding accretion and amortization of acquired loans receivable as a percentage of average net interest earning assets excluding loan accretable discounts in the amount of $3.2 million and $4.8 million for the nine months ended June 30, 2016 and June 30, 2015, respectively.

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

	For the Nine Months Ended June 30, 2016 Compared to the Nine Months Ended June 30, 2015
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$(15)	$51	$(8)	$28
Certificates of deposit held at other financial institutions	$—	$—	$54	$54
FHLB common stock and other equity securities	(3)	8	(1)	4
Taxable investment securities	(106)	196	(8)	82
Nontaxable investment securities	(10)	21	(16)	(5)
Restricted securities	—	—	3	3
Loans receivable	5,487	763	172	6,422
Total interest-earning assets	$5,353	$1,039	$196	$6,588
Interest Expense:
Checking accounts	$28	$(7)	$—	$21
Savings accounts	1	7	1	9
Money market deposit accounts	67	59	20	146
Certificate of deposit accounts	327	(193)	(39)	95
Total interest-bearing deposits	423	(134)	(18)	271
Borrowed funds	(49)	(111)	3	(157)
Floating rate junior subordinated debt	—	—	104	104
Total interest-bearing liabilities	$374	$(245)	$89	$218
Net change in net interest income	$4,979	$1,284	$107	$6,370
Provision for Loan Losses. There was a $100,000 negative provision recorded for loan losses in the nine months ended June 30, 2016 and no provision for loan losses recorded in the nine months ended June 30, 2015. The Company recorded a negative provision in the current period due to the trend of net recoveries on loans previously charged off, along with an overall improvement in the loan portfolio in recent quarters. Net recoveries were $729,000 for the nine months ended June 30, 2016, compared with net charge-offs of $38,000 for the nine months ended June 30, 2015. The allowance for loan losses was $10.1 million, or 1.00% of total loans receivable at June 30, 2016. Our allowance for loan losses as a percent of legacy loans was 1.37% at June 30, 2016. Our nonperforming loans decreased to $3.4 million at June 30, 2016 from $4.3 million at June 30, 2015. Our allowance as a percent of nonperforming loans was 300.10% at June 30, 2016.
Noninterest Income. Noninterest income increased $5.2 million or 48.1%, to $16.0 million for the nine months ended June 30, 2016, from $10.8 million for the nine months ended June 30, 2015, due primarily to $3.6 million in recoveries on loans acquired in FDIC-assisted transactions accounted for under purchase accounting. Service charges and bankcard fees increased a total of $1.1 million, or 14.3%, for the nine months ended June 30, 2016, compared to the same period in fiscal 2015. Gain on the sale of loans and servicing released loan fees increased $156,000, or 13.5%, during the nine months ended June 30, 2016, and the company also recorded a nonrecurring $259,000 gain on the settlement of a bank owned life insurance claim in other noninterest income during the period.
Noninterest Expense. Total noninterest expense increased $7.2 million, or 26.8%, to $34.0 million for the nine months ended June 30, 2016 compared to $26.8 million in the same period in the prior fiscal year. Increases of $3.9 million, $874,000 and $1.7 million in salaries and employee benefits, legal and professional fees, and occupancy, respectively, were tied heavily to $5.9 million of expenses incurred in conjunction with the acquisition of CBS, of which $4.0 million were classified as nonrecurring deal costs, which was primarily responsible for the increase in noninterest expense. The acquisition-related occupancy expense consisted of data processing fees. The Company also recorded $325,000 in write-downs on assets available for sale during the nine months ended June 30, 2016.
Income Taxes. Income taxes increased to $4.0 million for the nine months ended June 30, 2016 from $2.5 million for the nine months ended June 30, 2015. The increase was due to an increase in our income before income taxes. Our effective tax rate was 33.2% in the nine months ended June 30, 2016 and 33.7% in the nine months ended June 30, 2015. The decrease in our effective tax rate was related to a nontaxable gain of $259,000 on the settlement of a life insurance claim in the current year, as well as the expiration of an unused deferred tax asset in the prior year.

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

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	June 30, 2016	September 30, 2015
	(dollars in thousands)
Nonaccrual loans: (1) (2)
1-4 family residential real estate	$768	$1,470
Commercial real estate	2,523	2,513
Commercial	80	126
Real estate construction	—	—
Consumer and other loans	—	5
Total nonaccrual loans	3,371	4,114
Loans delinquent 90 days or greater and still accruing:
1-4 family residential real estate	—	14
Commercial real estate	—	—
Commercial	—	—
Real estate construction	—	—
Consumer and other loans	—	—
Total loans delinquent 90 days or greater and still accruing	—	14
Total nonperforming loans	3,371	4,128
Other real estate owned:
1-4 family residential real estate	843	1,104
Commercial real estate	2,338	2,307
Commercial		—
Real estate construction		—
Consumer and other loans		—
Total real estate owned	3,181	3,411
Total nonperforming assets	$6,552	$7,539
Ratios:
Nonperforming loans as a percentage of total loans, gross	0.34%	0.57%
Nonperforming assets as a percentage of total assets	0.46%	0.73%
__________________________________

(1)	Included in nonaccrual loans is $1.7 million and $1.6 million of non-accruing troubled debt restructured loans at June 30, 2016 and September 30, 2015, respectively.

(2)
Acquired FAS ASC 310-30 loans that were previously covered under loss share agreements with the FDIC, as well as our acquisition of CBS, and have associated accretable discount remaining, in the amount of $3.4 million and $4.8 million are excluded from this table as of June 30, 2016 and September 30, 2015, respectively. Due to the recognition of accretion income that was established at the time of acquisition, FAS ASC 310-30 loans that were greater than 90 days delinquent or otherwise considered nonperforming loans are regarded as performing loans for reporting purposes.

Nonperforming assets decreased $1.0 million during the nine months ended June 30, 2016 due primarily to a $742,000 decrease in nonaccrual loans combined with a $230,000 decrease in real estate owned. We have 28 loans that remain nonperforming at June 30, 2016, and the largest nonperforming loan had a balance of $1.4 million and was secured by commercial real estate.
For the nine and twelve months ended June 30, 2016 and September 30, 2015, interest income recognized on impaired loans, which includes nonperforming loans and accruing troubled debt restructured loans, was approximately $268,000 and $362,000, respectively. Additional gross interest income that would have been recorded had our impaired loans been current in accordance with their original terms was approximately $180,000 and $288,000, respectively, for the nine and twelve months ended June 30, 2016 and September 30, 2015.
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
The Company made a negative provision in the amount of $100,000 in the quarter ended June 30, 2016 due to the long term trend of declining net charge-offs and overall improvement in the credit quality of the loan portfolio. The following table sets forth activity in our allowance for loan losses for the period indicated.

	Nine Months Ended June 30, 2016
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$708,671	$7,787,165	$473,342	$503,112	$16,222	$—	$9,488,512
Charge-offs	(53,620)	(135,983)	(25,131)	—	(11,529)	—	(226,263)
Recoveries	90,803	318,749	522,930	5,000	18,032	—	955,514
Provision	19,591	(1,011,644)	(339,748)	204,945	30,664	996,192	(100,000)
Ending balance	$765,445	$6,958,287	$631,393	$713,057	$53,389	$996,192	$10,117,763
Amounts allocated to:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Other loans not individually evaluated	765,445	6,958,287	631,393	713,057	53,389	996,192	10,117,763
Ending balance	$765,445	$6,958,287	$631,393	$713,057	$53,389	$996,192	$10,117,763
Loans:
Amounts collectively evaluated for impairment	$230,267,225	$563,844,540	$60,574,674	$104,389,496	$15,637,273		$974,713,208
Amounts individually evaluated for impairment	930,733	7,359,863	79,933	—	—		8,370,529
Amounts related to loans acquired with deteriorated credit quality	3,148,333	14,877,625	4,045,140	—	—		22,071,098
Ending balance	$234,346,291	$586,082,028	$64,699,747	$104,389,496	$15,637,273		$1,005,154,835
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
Potential problem loans are loans as to which management has serious doubts about the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention or substandard. Potential problem loans aggregated $51.9 million and $42.4 million at June 30, 2016 and September 30, 2015, respectively, with $15.0 million and $5.2 million classified special mention and $36.9 million and $37.2 million classified substandard at June 30, 2016 and September 30, 2015, respectively.
Our largest substandard loan relationship at June 30, 2016 had a balance of $4.6 million. As of June 30, 2016, all loans in the relationship are current and interest and taxes due have been paid. The loan relationship is collateralized by income producing properties in Alabama. We believe we are adequately collateralized, even at lower current real estate values.
The allowance for loan losses represented 300.10% and 229.85% of nonperforming loans at June 30, 2016 and September 30, 2015, respectively. This increase was due to a $757,000 decline in nonperforming loans in the nine months ended June 30, 2016, along with an increase in our allowance for loan losses due to continuing net recoveries on loans previously charged off. The allowance for loan losses as a percentage of total loans was 1.00% and 1.30% at June 30, 2016 and September 30, 2015, respectively. The decrease was due to $300.9 million of net loans added to the Company's portfolio by the acquisition of CBS. These loans, which were recorded at acquisition date fair value, are not subject to reserves under purchase accounting guidelines. The allowance for loan losses as a percentage of all other loans approximated 1.37% at June 30, 2016. The decrease in allowance as a percent of total loans was partially offset by $729,000 of net recoveries in the nine months ended June 30, 2016. Due to the continuing trend of net recoveries, management recorded a negative provision of $100,000 during the current period. Management retained an unallocated allowance to maintain the overall allowance at a level reflective of continued economic uncertainties.
Management reviews the adequacy of the allowance for loan losses on a continuous basis. Management considered the allowance for loan losses adequate at June 30, 2016 to absorb probable losses inherent in the loan portfolio. However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.
Liquidity Management. Liquidity is defined as the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the FHLB, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At June 30, 2016 and September 30, 2015, we had access to immediately available funds of approximately $269.1 million and $180.5 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit. Additionally, securities with lendable collateral value of $61.3 million and $97.9 million were available to be pledged at June 30, 2016 and September 30, 2015, respectively. The Company also had $20.0 million of certificates of deposits held at other financial institutions, which were inherited from the acquisition of CBS, at June 30, 2016. These certificates, of which $5.5 million were maturing within the next 90 days at June 30, 2016, could be utilized over time to supplement the liquidity needs of the Company.
As part of the acquisition of CBS, we also inherited a $318,000 letter of credit, which supports a customer obligation, from the FHLB of Atlanta. Management does not currently expect to draw on the letter.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At June 30, 2016, cash and cash equivalents totaled $106.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $169.7 million at June 30, 2016. At June 30, 2016, we had $50.0 million in advances outstanding from the FHLB. However, based on available pledged and unpledged collateral other than cash, $101.9 million and $61.3 million, respectively, in additional advances were available as of June 30, 2016.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
At June 30, 2016, we had $29.8 million of new loan commitments outstanding, and $88.6 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $61.5 million of unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2016 totaled $207.3 million, or 17.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended June 30, 2016, we originated $238.6 million of loans. No securities were purchased during the period.
Financing activities consist primarily of additions to deposit accounts and FHLB advances. We experienced an increase in total deposits of $416.4 million for the nine months ended June 30, 2016, primarily due to the acquisition of CBS, which brought in $334.0 million of deposits to the Company's portfolio, as well as a net increase of $73.6 million in legacy deposits. Overall, core deposits and retail CDs increased by $276.9 million and $138.3 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds. FHLB advances have been used primarily to fund loan demand and to purchase securities.
Capital Management and Resources. The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Our regulatory capital ratios currently reflect the incorporation of Basel III and these changes had a minor impact on our capital ratios. The net result of the acquisition of CBS was a downstream of $6.1 million from the holding company to the Bank during the third quarter of fiscal 2016 , while the Bank upstreamed $17.5 million to the holding company in the second quarter of fiscal 2015 as part of our ongoing stock repurchase program, both of which are reflected in these ratios at June 30, 2016 and September 30, 2015, respectively. The Bank's capital ratios dropped as a result of the CBS acquisition, which increased assets, and the goodwill generated as a result of the acquisition reduced tangible regulatory capital. At June 30, 2016, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2016
Total risk-based capital (to risk-weighted assets)	$166,076	14.99%	$88,646	8.00%	$110,807	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	155,958	14.07	66,484	6.00	88,646	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets)	155,958	14.07	49,863	4.50	72,025	6.50
Tier 1 leverage (to average assets)	155,958	11.32	55,093	4.00	68,866	5.00
September 30, 2015
Total risk-based capital (to risk-weighted assets)	$177,322	21.71%	$65,350	8.00%	$81,687	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	167,834	20.55	49,012	6.00	65,350	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets)	167,834	20.55	36,759	4.50	53,097	6.50
Tier 1 leverage (to average assets)	167,834	16.04	41,857	4.00	52,321	5.00
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
For the nine months ended June 30, 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

•	selling fixed rate mortgages that we originate to the secondary market;

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
The table below sets forth, as of June 30, 2016, our calculation of the estimated changes in the Bank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present Value of Assets (3)(4)
(dollars in thousands)
300	$241,276	$5,697	2.4%	16.9%	0.4%
200	$240,107	$4,528	1.9%	16.8%	0.3%
100	$238,314	$2,735	1.2%	16.7%	0.2%
—	$235,579	$—	—%	16.5%	—%
(100)	$219,001	$(16,578)	(7.0)%	15.4%	(1.1)%
__________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the difference between the present value of an institution’s assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2016, in the event of a 200 basis point increase in interest rates, we would experience a 1.9% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 7.0% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of June 30, 2016, we were in compliance with our Board approved policy limits.
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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be party to various legal proceedings incident to our business. At June 30, 2016, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table presents a summary of the Company's share repurchases during the quarter ended June 30, 2016:

Shares repurchased during the period:	Total number of share repurchases	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)

April 1 - April 30, 2016	—	$—	8,094,361	202,216
May 1 - May 31, 2016	9,639	$12.53	8,104,000	192,577
June 1 - June 30, 2016	—	$—	8,104,000	192,577
Total	9,639	$12.53	8,104,000	192,577
__________________________________

(1)
In December 2015, the Company's Board of Directors approved a stock repurchase program, the fifth approved and announced program since December 2013, allowing the repurchase of up to 800,000 shares, or approximately 5%, of the Company's outstanding shares. As a result of the five share repurchase programs initiated in December 2013 and following, shares have been repurchased at a total cost of approximately $91.9 million.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2016 and September 30, 2015, (ii) the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2016 and 2015, (iii) the Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2016 and the year ended September 30, 2015 (iv) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2016 and 2015, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2016 and 2015, and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

CHARTER FINANCIAL CORPORATION

Date:	August 8, 2016	By:	/s/ Robert L. Johnson
Robert L. Johnson
Chairman, President and Chief Executive Officer

Date:	August 8, 2016	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer