Form 10-K
period 2016-09-30
CHARTER FINANCIAL CORP
filed 2016-12-09
CIK 1478726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
Commission File Number: 001-35870
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2016 was approximately $181,974,249.
The number of shares outstanding of the registrant’s common stock as of December 1, 2016 was 15,030,926.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CHARTER FINANCIAL CORPORATION

1

Cautionary Note About Forward-Looking Statements
We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, as well as statements about the objectives and effectiveness of our risk management and liquidity policies, statements about trends in or growth opportunities for our businesses, statements about our future status, and activities or reporting under U.S. banking and financial regulation. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” “potential, ” “seek,” and similar expressions. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
General Overview
Charter Financial Corporation (the “Company”) is a savings and loan holding company that was incorporated under the laws of the State of Maryland in April 2013 to serve as the holding company for CharterBank (the “Bank”). The Bank is a federally-chartered savings bank that was originally founded in 1954 as a federally-chartered mutual savings and loan association. As of September 30, 2016, our total assets were approximately $1.4 billion, total loans receivable were approximately $994.1 million and our deposits were approximately $1.2 billion. We have total stockholders’ equity of $203.1 million.
In recent years, through public offerings, strategic de novo branching and acquisitions, the Bank has expanded further into the markets of West Georgia and East Alabama, as well as into the Florida Gulf Coast. This growth, primarily in Metro Atlanta and along the I-85 corridor south to Auburn, Alabama, was the result of the following:

•
Acquired all assets and assumed all liabilities of CBS Financial Corporation ("CBS"), the parent company of Community Bank of the South, a full-service commercial bank headquartered in Smyrna, Georgia, as part of a purchase agreement in April 2016;

•	Completed a liftout of a seasoned relationship team in the attractive Buckhead community of Atlanta in October 2015 to operate a new branch that is scheduled to open by the beginning of 2017;

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
The Bank’s principal business consists of attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, in commercial real estate loans, one- to four-family residential mortgage loans, construction loans and investment securities and, to a lesser extent, commercial business loans, home equity loans and lines of credit and other consumer loans. We offer a variety of community banking services to our customers, including online banking and bill payment services, mobile banking, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs. We operate 20 branch offices in west-central Georgia, east-central Alabama and the Florida Gulf Coast. The Bank's executive offices are located at 1233 O.G. Skinner Dr., West Point, Georgia 31833. Its telephone number at that address is (706) 645-1391.
On April 8, 2013, the Company completed its conversion and reorganization pursuant to which it converted from the mutual holding company form of organization to the stock holding company form of organization. The Company sold 14.3 million shares of common stock for gross offering proceeds of $142.9 million in the offering. Following the conversion and reorganization, the Bank became 100% owned by the Company, which became 100% owned by public shareholders.
Market Area
We conduct operations primarily in three metropolitan areas, with 13 branches in the Atlanta-Athens/Clarke County-Sandy Springs, GA Combined Statistical Area (“CSA”), four branches in the Columbus-Auburn-Opelika, GA-AL CSA, and three branches in the Pensacola-Ferry Pass-Brent, FL Metropolitan Statistical Area (“MSA”). FDIC-assisted acquisitions have complemented the corporate expansion we have achieved in recent years both through de novo branching and acquisitions.
In the Atlanta-Athens/Clarke County-Sandy Springs, GA CSA, we have locations in Carroll, Cobb, Coweta, Fayette, Gwinnett and Troup Counties. As of September 30, 2016, the unemployment rate in the CSA was at 5.0%, above the national but below the statewide levels. According to the 2010 U.S. Census, population in the CSA grew 23.6% between 2000 and 2010. As of 2014, median household income in the CSA was approximately $55,000, above both the national and state levels.
In the Columbus-Auburn-Opelika, GA-AL CSA, we conduct business in Lee and Chambers Counties in Alabama. As of September 30, 2016, the unemployment rate in the CSA was at 5.7%, above both the statewide and national levels. According to the 2010 Census, population in the CSA grew 8.3% between 2000 and 2010. Median household income in the CSA was approximately $44,000 as of 2014, above the statewide but below national levels.
In the Pensacola-Ferry Pass-Brent, FL MSA, we conduct business in Escambia and Santa Rosa Counties. As of September 30, 2016, the unemployment rate in the MSA was at 4.9%, below the statewide and national levels. According to the 2010 Census, population in the MSA grew 8.9% between 2000 and 2010. As of 2014, median household income in the MSA was approximately$49,000, below the national but above the state level.
Our acquisition of CBS has added to our Atlanta market presence, which in management’s view is a key area for potential growth of the Company. The Atlanta market area comprises the eighth-largest economy in the country and 17th-largest in the world. Key components of the market area’s economy include corporate operations, as the area has the third-largest concentration of Fortune 500 companies in the United States. Other key factors in the area’s economy include media and film entertainment, logistics and transportation, and information technology. The market area was disproportionately impacted by the 2008 financial crisis in unemployment rate, declining real income levels and a depressed housing market. The outlook for the Atlanta market is for above average growth due to the rebound from the recession.
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
Competition
We face intense competition both in making loans and attracting deposits. Metro Atlanta, the I-85 corridor south to Auburn, Alabama, and the Florida Panhandle have a high concentration of financial institutions, many of which are branches of large money center, super-regional, and regional banks that have resulted from the consolidation of the banking industry in Georgia, Alabama, and Florida. Many of these competitors have greater resources than we do and may offer services that we do not provide.
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
Acquisition of Community Bank of the South
On April 15, 2016, the Company completed its acquisition of CBS Financial Corporation and its subsidiary, Community Bank of the South, for cash consideration of $55.9 million. The purchase of CBS expanded the Company's presence in Metro Atlanta with four branches in the attractive Cobb County market. As part of the purchase, we acquired $376.4 million of assets, including $300.8 million of net loans receivable, and assumed $345.9 million of liabilities, including $333.7 million of deposits. See Note 2: Business Combinations for more information regarding the acquisition.

FDIC-Assisted Acquisitions
On June 26, 2009, the Bank entered into a purchase and assumption agreement with the FDIC to acquire $202.8 million of assets and assume $195.3 million of liabilities of NCB, a full-service commercial bank headquartered in Newnan, Georgia. Subsequently, on March 26, 2010, the Bank entered into an acquisition agreement with the FDIC to acquire $322.6 million of assets and assume $306.2 million of liabilities of MCB, a full-service commercial bank headquartered in Carrollton, Georgia. The retention of NCB's four full-service branches (one of which was closed in 2014) and one of MCB's full-service branches expanded our market presence in west-central Georgia within the I-85 corridor region. Both the NCB and MCB acquisition agreements with the FDIC included loss-sharing agreements pursuant to which the FDIC assumed between 80% and 95% of losses and shared between 80% and 95% of loss recoveries on acquired loans and other real estate owned (“OREO”).
On September 9, 2011, the Bank entered into an acquisition agreement with the FDIC to acquire $251.8 million of assets and assume $247.5 million of liabilities of FNB, a full-service commercial bank headquartered in Milton, Florida. The retention of three of FNB’s full-service branches expanded our market presence to the Florida Panhandle. The purchase and assumption agreement with the FDIC included loss-sharing agreements pursuant to which the FDIC assumed 80% of losses and shared 80% of loss recoveries on acquired loans and other real estate owned.
The three FDIC-assisted acquisitions between 2009 and 2011 extended our retail branch footprint as part of our efforts to increase our retail deposits and reduce our reliance on brokered deposits and borrowings as a significant source of funds. We refer to each of the three financial institutions we acquired in conjunction with FDIC loss share agreements collectively as the “Acquired Banks” and we refer to the indemnification assets and other receivables associated with the FDIC loss share agreements related to the Acquired Banks as the “FDIC receivable.” Additionally, we refer to loans subject to loss share agreements with the FDIC in periods prior to the termination of all agreements with the FDIC in the fourth quarter of fiscal 2015, as “covered loans” and loans that were not subject to loss share agreements with the FDIC as “non-covered loans.” For more information regarding the Bank's FDIC-assisted acquisitions and subsequent loss share resolution, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — FDIC Loss-Share Resolution”.
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
Commercial Real Estate Loans. Commercial real estate lending is an integral part of our operating strategy and we intend to continue to take advantage of opportunities to originate commercial real estate loans. Commercial real estate loans typically have higher yields, shorter durations and larger loan balances compared to residential mortgage loans. Commercial real estate lending also has provided us with another means of broadening our range of customer relationships. As of September 30, 2016, commercial real estate loan balances totaled $595.2 million, or 59.2% of our total loan portfolio.
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
Residential Mortgage Loans. We originate first and second mortgage loans secured by one- to four-family residential properties within Georgia, Florida and Alabama. We currently originate mortgages in all of our markets, but utilize centralized underwriting at our corporate office. As of September 30, 2016, residential mortgage loans totaled $236.9 million, or 23.6% of total loans.
We originate both fixed-rate and adjustable-rate one- to four-family residential mortgage loans. Fixed-rate, 15 and 30 year, conforming loans are generally originated for resale into the secondary market on a servicing-released basis. It is our intent to originate these 15 year fixed-rate loans for resale into the secondary market. We generally retain in our portfolio loans that are non-conforming due to property exceptions and loans that have adjustable rates. We are now selling loans to Fannie Mae and retaining the servicing associated with these loans. As of September 30, 2016, approximately 40.3% of our one- to four-family loan portfolio consisted of fixed-rate mortgage loans and 59.7% consisted of either adjustable-rate mortgage loans (“ARMs”) or hybrid loans with fixed interest rates for the first one, three, five or seven years of the loan, and adjustable rates thereafter. After the initial term, the interest rate on ARMs generally adjusts on an annual basis at a fixed spread over the monthly average yield on United States Treasury securities, the prime interest rate as listed in The Wall Street Journal, or LIBOR. The interest rate adjustments are generally subject to a maximum increase of 2% per adjustment period and 6% over the life of the loan.
While we offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years, to limit interest rate risk, as well as to provide liquidity, the Bank sells a majority of its 15, 20 and 30 year fixed-rate mortgage originations into the secondary market. Moreover, to reduce the potential volatility of our net interest income, we funded our fixed-rate mortgage loan portfolio with a combination of long-term fixed rate liabilities and non-maturity core deposits with similar assumptive duration profiles.
The Bank originates one- to four-family residential loans with loan-to-values of up to 80%. We will also originate loans with loan-to-values in excess of 80% with private mortgage insurance. A substantial portion of our one- to four-family residential mortgage loans are secured by properties in Georgia, Alabama and Florida.
We offer home equity lines of credit as a complement to our one- to four-family residential mortgage lending. We believe that offering home equity credit lines helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. Home equity credit lines have adjustable rates and are secured by a first or second mortgage on owner-occupied one- to four-family residences located primarily in Georgia, Alabama and Florida. Home equity credit lines enable customers to borrow at rates tied to the prime rate as reported in The Wall Street Journal. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 75% of the value of the underlying property unless the loan is covered by private mortgage insurance. At September 30, 2016, we had $38.0 million of home equity lines of credit and second mortgage loans. We had $28.5 million of unfunded home equity line of credit commitments at September 30, 2016.
The amount of subprime loans held by the Bank is not material. We consider “subprime” loans to be loans originated to borrowers having credit scores below 660 at the time of origination. As of September 30, 2016, the Company had total one- to four-family residential subprime loans of $16.0 million. We do not, and have not, originated “low documentation” or “no documentation” loans, “option ARM” loans, or other loans with special or unusual payment arrangements.
We modify residential mortgage loans when it is mutually beneficial to us and the borrower, and on terms that are appropriate to the circumstances. We have no legacy loans in government modification programs.
Construction Loans. Consistent with our community bank strategy, construction lending has been an integral part of our overall lending strategy. Construction loans represent an important segment of the loan portfolio, totaling $80.5 million, or 8.0% of loans at September 30, 2016.
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
Commercial Loans and Consumer Loans. To a much lesser extent, we also originate non-mortgage loans, including commercial business and consumer loans. At September 30, 2016, commercial loans totaled $71.9 million, or 7.1% of total loans, and consumer and other loans totaled $21.2 million, or 2.1% of loans.

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
Our consumer loans are loans on deposits, automobile loans, mobile home loans and various other installment loans. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. We have purchased mobile home loans from a national lender. Our consumer lending generally follows accepted industry standards for non-subprime lending, including certain minimum credit scores and debt to income ratios.
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
We require borrowers to obtain hazard insurance and we also require borrowers to obtain flood insurance prior to closing if the underlying property is in a flood zone. For properties with a private sewage disposal system, we also require evidence of compliance with applicable laws on residential mortgage loans. Further, we generally require borrowers on one- to four-family residential mortgage loans to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which we make disbursements for items such as real estate taxes, hazard insurance, flood insurance, and private mortgage insurance premiums, if required.
Commercial loans are approved through the Bank's Management Loan Committee process. The Management Loan Committee consists of the Chief Executive Officer, the President, the Chief Financial Officer and certain other senior lending and credit officers. Commercial loan relationships of $2.0 million or less may be approved outside the Committee process by senior officers who have commercial loan authority. Commercial loan relationships greater than $2.0 million are approved by the Management Loan Committee.
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
Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold almost all fixed-rate, 15- and 30-year conforming one- to four-family residential mortgage loans in the secondary market while retaining commercial real estate loans and non-conforming one- to four-family residential mortgage loans for retention in our portfolio. We sold $87.7 million of loans in fiscal 2016.
Occasionally, we have purchased loan participations in commercial loans in which we are not the lead lender that are secured by real estate or other assets. With regard to all loan participations, we follow our customary loan underwriting and approval policies, and although we may be only approving a portion of the loan, we underwrite the loan request as if we had originated the loan to ensure cash flow and collateral are sufficient. We had $36.4 million of purchased loan participations and $548,000 of sold participations at September 30, 2016. All of our loan participations were performing in accordance with their terms at September 30, 2016. During fiscal 2016 we purchased two loan participations with total loan balances of $4.3 million that are reflected in our loan balance at September 30, 2016.

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
We also rely on advertising and long-standing relationships to maintain and develop depositor relationships, while competitive rates are also paid to attract and retain deposits. Furthermore, the NCB, MCB, FNB, and CBS acquisitions continue to enhance customer convenience by broadening the markets currently served by the Bank.
We continually evaluate opportunities to enhance deposit growth. Potential avenues of growth include de novo branching and branch or institution acquisitions. Additionally, to the extent additional funds are needed, we may employ available collateral to increase borrowings, which are expected to consist primarily of Federal Home Loan Bank advances. Based on asset limitations we have $377.5 million available at the Federal Home Loan Bank of Atlanta at September 30, 2016. Based on available collateral pledged we are limited to $87.8 million at September 30, 2016 with additional lendable collateral in the amount of $98.4 million that was available to be pledged. We have a source of emergency liquidity with the Federal Reserve, and at September 30, 2016 we had collateral pledged that provided access to approximately $63.4 million of discount window borrowings.

Employees
As of September 30, 2016, we had 315 full-time employees and 16 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.
Subsidiary Activities
The Company has no direct or indirect operating subsidiaries other than the Bank.
Availability of Information
The Company’s investor website can be accessed at www.charterbk.com under “Investor Relations.” Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available on our investor website under the caption “SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Documents filed with the SEC are also available on the SEC's website at www.sec.gov.
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
Certain of the regulatory requirements that are applicable to the Bank and the Company are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to the actual statutes and regulations. Any change in these laws or regulations, whether by the OCC, FRB, the FDIC the CFPB, or Congress, could have a material adverse impact on the Company, the Bank and their operations.
Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required the Bank to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the FRB to supervise and regulate all savings and loan holding companies, such as the Company.
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
The legislation broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a depository institution instead of aggregate deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives, regardless of whether the company is publicly traded. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the FRB to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts.
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
At September 30, 2016, the Company's and the Bank’s capital exceeded all applicable requirements.
Federal Banking Regulation
Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and federal regulations. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Bank may also establish subsidiaries that may engage in certain activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.
Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2016, the Bank was in compliance with the loans-to-one borrower limitations.
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
The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. A savings association that fails the qualified thrift lender test must operate under specified restrictions, including with regard to the payment of dividends. Under the Dodd-Frank Act, non-compliance with the QTL test may subject the Bank to agency enforcement action for a violation of law. At September 30, 2016, the Bank satisfied the QTL test.
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
In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if the institution would be undercapitalized after the distribution. A federal savings bank also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, the Bank’s ability to pay dividends is limited if the Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of the Company to pay dividends to its stockholders. See “-Basel III Capital Rules.”
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
Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by FRB regulations and by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as the Bank. The Company is an affiliate of the Bank. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Savings associations are required to maintain detailed records of all transactions with affiliates.

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
At September 30, 2016, the Bank met the criteria for being considered “well-capitalized.”
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
Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. Due to the changes put into effect on July 1, 2016, these rates for institutions with assets less than $10.0 billion, such as the Bank, have rates established based upon CAMELS ratings and certain financial ratios, subject to certain adjustments. As of July 1, 2016, minimum and maximum assessment rates (inclusive of possible adjustments) for institutions the size of the Bank currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s aggregate deposits.
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
All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2016, the annualized Financing Corporation assessment was equal to 0.56 basis points of total assets less tangible capital. Assessments related to the FICO bond obligations were not subject to the December 30, 2009 prepayment.
For the fiscal year ended September 30, 2016, the Bank paid $58,763 related to the FICO bonds and was assessed $597,137 pertaining to deposit insurance assessments.
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
As of September 30, 2016, outstanding borrowings from the FHLB of Atlanta were $50.0 million and the Bank was in compliance with the stock investment requirement.
Other Regulations
Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. In addition, the Bank’s operations are subject to federal laws and regulations applicable to credit transactions, financial privacy, money laundering and electronic fund transfers.

Holding Company Regulation
General. The Company is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, the Company is registered with the FRB and subject to FRB regulations, examinations, supervision and reporting requirements. In addition, the FRB has enforcement authority over the Company and, in some instances, the Bank. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the Bank.
Permissible Activities. Under present law, the business activities of the Company are not limited so long as the Bank continues to meet the QTL test. However, the Company's activities are otherwise generally limited to those activities permissible for financial holding companies, bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. The Dodd-Frank Act specifies that a savings and loan holding company may only engage in financial holding company activities if it meets the qualitative criteria necessary for a bank holding company to engage in such activities, makes an election to be treated as a financial holding company and conducts the activities in accordance with the requirements that would apply to a financial holding company’s conduct of such activity. As of September 30, 2016, the Company has not elected to be a financial holding company.
Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the FRB. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the FRB must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.
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
Change in Control Regulations. Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as the Company unless the FRB has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances, including where the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.
In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the FRB. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the FRB.
Federal Securities Laws
The Company's common stock is registered with the Securities and Exchange Commission. As a result, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
TAXATION
Federal Taxation
General. First Charter, MHC and Charter Federal were, and the Bank and the Company are, subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Charter Federal, the Company or the Bank.
Method of Accounting. For federal income tax purposes, Charter Federal reported its income and expenses on the accrual method of accounting and used a tax year ending September 30 for filing its federal and state income tax returns. Similarly, for federal income tax purposes, the Company reports its income and expenses on the accrual method of accounting and uses a tax year ending September 30 for filing its federal and state income tax returns.
Bad Debt Reserves. Historically, the Bank has been subject to special provisions in the tax law regarding allowable tax bad debt deductions and related reserves. Tax law changes were enacted in 1996, pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), that eliminated the use of the percentage of taxable income method for tax years after 1995 and required recapture into taxable income over a six year period all bad debt reserves accumulated after 1987. The Bank has recaptured its reserves accumulated after 1987.
Currently, the Charter Financial consolidated group uses the specific charge off method to account for bad debt deductions for income tax purposes.
Taxable Distributions and Recapture. Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes.
At September 30, 2016, the total federal pre-base year bad debt reserve of the Bank was approximately $2.1 million.
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
Corporate Dividends-Received Deduction. Charter Federal excluded from its federal taxable income 100% of dividends received from the Bank as a wholly-owned subsidiary by filing consolidated tax returns. The corporate dividends-received deduction is 80% when the corporation receiving the dividend owns at least 20% of the stock of the distributing corporation. The dividends-received deduction is 70% when the corporation receiving the dividend owns less than 20% of the distributing corporation.
Audit of Tax Returns. An audit by the Internal Revenue Service of First Charter, MHC, Charter Federal and the Bank's federal income taxes for 2009 to 2011 was completed in fiscal 2013. Tax years 2013, 2014, and 2015 are subject to examination by the Internal Revenue Service. Tax years 2013 through 2015 are subject to examination by state taxing authorities in Georgia, Alabama and Florida.
State Taxation
The Bank currently files Georgia, Florida and Alabama income tax returns. Generally, the income of financial institutions in Georgia, Alabama and Florida, which is calculated based on federal taxable income, subject to certain adjustments, is subject to Georgia, Alabama and Florida tax, respectively.
The Company is required to file a Georgia income tax return and will generally be subject to a state income tax rate that is the same tax rate as the tax rate imposed on financial institutions in Georgia.
As a Maryland business corporation, the Company is required to file an annual report with and pay franchise taxes to the state of Maryland.

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

As a result of the three FDIC-assisted acquisitions between 2009 and 2011, as well as the acquisition of CBS in 2016, and the asset discount bids associated with each acquisition, a significant portion of our income in recent years has been derived from the interest income and continued realization of accretable discounts on the loans that we purchased in our acquisitions. For the years ended September 30, 2016, 2015, and 2014, we recognized $14.6 million, $6.7 million, and $8.2 million, respectively, of net loans receivable and accretion income including amortization of loss share receivable on acquired loans, with $4.4 million, $3.6 million, and $3.1 million, respectively, due to loan accretion and amortization. We currently project $462,000 of remaining discount accretion to be recognized in income related to the FDIC acquisitions over the next year, and $2.6 million of discount accretion related to the acquisition of CBS over the remaining lives of the acquired loans. During such period, if we are unable to replace our acquired loans and the related accretion with new performing loans at a similar yield and other interest earning assets due to such reasons as a decline in loan demand or competition from other financial institutions in our markets, our financial condition and earnings, including our interest rate spread, may be adversely affected.
Our commercial real estate, real estate construction, and commercial business loans increase our exposure to credit risks.
Over the last several years, we have increased our non-residential lending in order to improve the yield and reduce the average duration of our assets. At September 30, 2016, our portfolio of commercial real estate, real estate construction, and commercial business loans totaled $747.5 million, or 74.3% of total loans, compared to $277.2 million, or 63.3% of total loans at September 30, 2008. At September 30, 2016, the amount of nonperforming commercial real estate, real estate construction, and commercial business loans was $2.8 million, or 75.1% of total nonperforming loans. At September 30, 2016, our largest non-residential real estate borrowing relationship had a loan balance of $12.6 million and a potential liability of $19.9 million, and consisted of a borrower whose collateral was multiple one- to four-family residential real estate construction loans. These loans may expose us to a greater risk of non-payment and loss than residential real estate loans because, in the case of commercial loans, repayment often depends on the successful operation and earnings of the borrower's businesses and, in the case of consumer loans, the applicable collateral is subject to rapid depreciation. Additionally, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest due on the loan, which could cause us to increase our provision for loan losses and adversely affect our financial condition and operating results.
If our problem assets increase, our earnings will decrease.
At September 30, 2016, our nonperforming assets (which consist of nonaccrual loans, loans 90 days or more delinquent, and foreclosed real estate assets) consisted of $3.7 million of loans and $2.7 million of OREO. Excluded from the nonperforming loans at September 30, 2016 is an additional $4.8 million of acquired loans that are regarded as accruing loans due to the ongoing recognition of accretion income established at the time of acquisition. In addition, our classified assets (consisting of substandard loans and securities, doubtful loans and loss assets) totaled $40.1 million at September 30, 2016. Our problem assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level. From time to time, we also write down the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our OREO. Further, the resolution of problem assets requires the active involvement of management, which could detract from the overall supervision of our operations. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.
Acquisitions could disrupt our business and adversely affect our operating results.
The Company has been highly acquisitive in recent years, completing the three FDIC-assisted transactions between 2009 and 2011, and the CBS acquisition. We expect to continue to grow by acquiring other financial institutions, related businesses or branches of other financial institutions that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we may not be able to adequately or profitably manage this growth. In addition, such acquisitions may involve the issuance of securities, which may have a dilutive effect on earnings per share. Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

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
Reductions in service charge income could negatively impact our earnings.
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
Interchange income is derived from fees paid by merchants to the interchange network in exchange for the use of the network's infrastructure and payment facilitation. These fees are paid to card issuers to compensate them for the costs associated with issuance and operation. We earn interchange fees on card transactions from its debit cards, including $5.0 million during the year ended September 30, 2016. Merchants have attempted to negotiate lower interchange rates, and the Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that may be charged for certain debit card transactions. Merchants may also continue to pursue alternative payment platforms, such as Apple Pay, to lower their processing costs. Any such new payment system may reduce our interchange income. Our failure to comply with the operating regulations set forth by payment card networks, which may change, could subject us to penalties, fees or the termination of our license to use the networks. Any of these scenarios could have a material impact on our business, financial condition and results of operations.
If the allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
We derive the most significant portion of our revenues from our lending activities. When we lend money, commit to lend money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our customers do not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans is insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our capital, financial condition and operating results. We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. If our assumptions are incorrect, the allowance for loan losses – which is a reserve established through a provision for loan losses charged to expenses and represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans – may not be sufficient to cover losses inherent in our loan portfolio. Consequently, this would require additions to the allowance for loan losses. Additions to the allowance would decrease our net income and capital. At September 30, 2016, our allowance for loan losses was $10.4 million, or 1.03% of total loans and 277.66% of nonperforming loans, compared to $9.5 million, or 1.30% of loans and 229.85% of nonperforming loans at September 30, 2015. At September 30, 2016, we had $3.7 million of total nonperforming loans.
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
Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2016, the fair value of our portfolio of investment securities, mortgage-backed securities and collateralized mortgage obligations totaled $206.3 million. Net unrealized gains on these securities totaled $1.7 million at September 30, 2016.
Additionally, 59.7% of our one- to four-family loan portfolio is comprised of adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable-rate mortgage loans, which would increase the possibility of default.
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
Our customers regularly use CharterBank-issued debit cards to pay for transactions with retailers and other businesses. There is the risk of data security breaches at these retailers and other businesses that could result in the misappropriation of our customers’

debit card information. When our customers use CharterBank-issued cards to make purchases from those businesses, card account information is provided to the business. If the business’s systems that process or store card account information are subject to a data security breach, holders of our cards who have made purchases from that business may experience fraud on their card accounts. The Bank may suffer losses associated with reimbursing our customers for such fraudulent transactions on customers’ card accounts, as well as for other costs related to data security compromise events, such as replacing cards associated with compromised card accounts.
Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.
We are exposed to many types of operation risks, including reputational risk, legal and regulatory and compliance risk, the risk of fraud or theft by employees or persons outside our company, including the execution of unauthorized transactions by employees or operational errors, clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by the Bank can result in negative public opinion about our business. Negative public opinion could also affect our credit ratings, which are important to our access to unsecured wholesale borrowings.
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
Among other things, as a result of the Dodd-Frank Act:

•
the Office of the Comptroller of the Currency became the primary federal regulator for federal savings banks such as the Bank (replacing the Office of Thrift Supervision), and the FRB now supervises and regulates all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company;

•
the Consumer Financial Protection Bureau was established, and has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will be examined by their applicable bank regulators;

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
In July 2013, the OCC and the Federal Reserve Board approved a new rule that substantially amended the regulatory risk-based capital rules applicable to the Bank and the Company. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.
The final rule included new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refined the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, and resulted in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations established a maximum percentage of eligible retained income that can be utilized for such actions.
The application of more stringent capital requirements for the Bank and the Company could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.
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
Bank regulatory agencies, such as the Office of the Comptroller of the Currency and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations are likely to increase our costs of regulatory compliance and costs of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. For example, regulatory changes to our overdraft protection programs could decrease the amount of fees we receive for these services. For the years ended September 30, 2016 and 2015, overdraft protection fees totaled $5.5 million and $4.9 million, respectively. We cannot fully predict the effect that changes in law or regulation will have on the Company’s or the Bank’s businesses or our ability to pursue future business opportunities, our financial condition or results of operations.
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
Our common stock is traded on the NASDAQ Global Select Market. However, the average daily trading volume in the Company’s common stock has been relatively small, averaging less than 41,000 shares per day during 2016. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We currently conduct business through our administrative office in West Point, Georgia, our branch offices in west-central Georgia, east-central Alabama, the Florida Panhandle and our cashless branch office in Norcross, Georgia. Our Georgia branch offices are located in Buckhead, Carrollton, LaGrange (three offices), Marietta (three offices), Newnan (two offices), Smyrna and West Point, and our Alabama branches are located in Auburn (two offices), Opelika and Valley. Our Florida Branch offices are in Milton, Pace and Pensacola. The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $28.1 million at September 30, 2016.

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

	Price Per Share		Cash Dividend Declared
	High	Low
Fiscal 2016
Fourth quarter	$13.98	$12.54	$0.05
Third quarter	13.80	12.36	0.05
Second quarter	14.02	12.34	0.05
First quarter	14.76	12.28	0.05
Fiscal 2015
Fourth quarter	$12.88	$11.81	$0.05
Third quarter	12.69	11.50	0.05
Second quarter	12.45	10.88	0.05
First quarter	11.56	10.02	0.05
Holders
As of December 1, 2015, there were approximately 655 holders of record of our common stock.
Dividends
The Company started paying a quarterly cash dividend in September 2002. Following the dividend paid in May 2012, the quarterly cash dividend was briefly discontinued until it was reinstated in May 2013. The dividend rate and the continued payment of dividends will primarily depend on our earnings, alternative uses for capital, such as capital requirements, acquisition opportunities, our financial condition and results of operations, statutory and regulatory limitations affecting dividends and the policies of the Board of Governors of the Federal Reserve System (“FRB”) and, to a lesser extent, tax considerations and general economic conditions. In the first quarter of fiscal 2017, the Company increased the dividend payment from $0.05 per share to $0.055 per share.
Under the rules of the Office of Comptroller of the Currency and the FRB, the Bank is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized. For information concerning additional federal laws and regulations regarding the ability of the Bank to make capital distributions, including the payment of dividends to the Company, see Part I, Item 1 Business “Taxation—Federal Taxation” and “Supervision and Regulation—Federal Banking Regulation.”
Unlike the Bank, the Company is not restricted by Office of the Comptroller of the Currency regulations on the payment of dividends to its shareholders. However, the FRB has issued a policy statement regarding the payment of dividends by bank holding companies that it has also made applicable to savings and loan holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. FRB guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions. In addition, the source of dividends that may be paid by the Company depends on dividends from the Bank.
We may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.
Stock Performance Graph

The information relating to the performance graph required by Item 201(e) of Regulation S-K is incorporated herein by reference to the section captioned “Performance Graph” in the Company’s Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”).
Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12(d) Equity Compensation Plan Information, in this Annual Report on Form 10-K, for the table providing information as of September 30, 2016 about Company common stock that may be issued upon the exercise of options under the Charter Financial Corporation 2001 Stock Option Plan and the Charter Financial Corporation 2013 Equity Incentive Plan.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended September 30, 2016, the Company repurchased no shares as part of its publicly announced share repurchase program. In December 2015, the Company's Board of Directors approved a stock repurchase program, the fifth approved and announced program since December 2013, allowing the repurchase of up to 800,000 shares, or approximately 5% of the Company's outstanding shares. During fiscal 2014, 2015 and 2016, 8,104,000 shares were repurchased at a total cost of approximately $91.9 million.

ITEM 6.	SELECTED FINANCIAL DATA
The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes contained in Item 8 of this Annual Report on Form 10-K. The information at September 30, 2016 and 2015 and for the years ended September 30, 2016, 2015 and 2014 is derived in part from the audited consolidated financial statements that appear in this annual report. The information at September 30, 2014, 2013 and 2012, and for years ended September 30, 2013 and 2012, is derived in part from the audited consolidated financial statements that do not appear in this annual report. The information presented below does not include the financial condition, results of operations or other data of First Charter, MHC prior to its elimination following the April 8, 2013 conversion. The information presented prior to April 8, 2013, is that of Charter Federal, the Company's predecessor company.

	At September 30,
	2016	2015	2014	2013	2012
	(in thousands)
Selected financial condition data:
Total assets	$1,438,389	$1,027,079	$1,010,361	$1,089,406	$1,032,220
Cash and cash equivalents	91,849	30,343	99,463	161,452	108,828
Loans receivable, net (1)	994,052	714,761	606,367	579,854	593,904
Other real estate owned	2,706	3,411	7,316	15,684	24,010
Securities available for sale (2)	206,336	184,404	188,743	215,118	189,379
Transaction accounts	478,028	327,373	314,201	296,453	275,998
Total deposits	1,161,844	738,855	717,192	751,297	800,262
Borrowings	56,588	62,000	55,000	60,000	81,000
Total stockholders’ equity	203,150	204,931	224,955	273,778	142,521
Tangible total equity	170,716	200,058	220,206	268,649	136,915
________________________________

(1)
Included in the loan balances at September 30, 2014, 2013 and 2012, are loans that were covered under loss share agreements with the FDIC prior to the termination of these agreements in the amount of $69.6 million, $109.0 million and $166.2 million, respectively. Loans are presented net of deferred loan fees, allowance for loan losses, nonaccretable differences and accretable discounts and exclude loans held for sale.

(2)	Includes all CharterBank investment and mortgage securities available for sale.

	At September 30,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Selected operating data:
Interest income	$47,784	$37,893	$35,648	$42,636	$48,101
Interest expense	5,630	5,013	5,730	7,361	10,589
Net interest income	42,154	32,880	29,918	35,275	37,512
Provision for loan losses	(250)	—	(713)	1,489	4,503
Net interest income after provision for loan losses	42,404	32,880	30,631	33,786	33,009
Noninterest income	20,964	12,329	14,277	11,653	12,912
Noninterest expense	45,398	36,832	36,211	36,314	40,303
Income before provision for income taxes	17,970	8,377	8,697	9,125	5,618
Income tax expense	6,107	2,805	2,742	2,869	639
Net income	$11,863	$5,572	$5,955	$6,256	$4,979
Per share data: (1)
Earnings per share – basic	$0.83	$0.35	$0.29	$0.30	$0.26
Earnings per share – fully diluted	$0.79	$0.34	$0.28	$0.30	$0.26
Cash dividends per share	$0.20	$0.20	$0.20	$0.35	$0.08
________________________________

(1)	Share and share amounts held by the public prior to April 8, 2013 have been restated to reflect the completion of the second-step conversion on April 8, 2013 using a conversion ratio of 1.2471.

At or For the Years Ended September 30,
2016	2015	2014	2013	2012
Selected financial ratios and other data:
Performance ratios:
Return on average assets (ratio of net income to average total assets)	0.98%	0.56%	0.56%	0.58%	0.46%
Return on average equity (ratio of net income to average equity)	5.90%	2.62%	2.28%	2.98%	3.58%
Net interest rate spread (1)	3.74%	3.49%	3.02%	3.66%	4.12%
Net interest margin (2)	3.89%	3.67%	3.22%	3.82%	4.17%
Net interest margin, excluding the effects of purchase accounting (3)	3.47%	3.26%	2.87%	2.82%	3.11%
Efficiency ratio (4)	71.93%	81.47%	81.93%	77.38%	79.93%
Non-interest expense to average total assets	3.76%	3.68%	3.41%	3.38%	3.75%
Average interest-earning assets as a ratio of average interest-bearing liabilities	1.28	x	1.32	x	1.31	x	1.19x	1.05x
Average equity to average total assets	16.67%	21.24%	24.62%	19.51%	12.95%
Dividend payout ratio (5)	24.24%	56.25%	70.06%	122.82%	27.56%
Asset quality ratios: (6)
Nonperforming assets to total assets	0.45%	0.73%	1.14%	1.71%	2.66%
Nonperforming loans to total loans	0.37%	0.57%	0.69%	0.49%	0.56%
Allowance for loan losses as a ratio of nonperforming loans	2.78	x	2.30	x	2.23	x	4.15	x	5.38	x
Allowance for loan losses to total loans	1.03%	1.30%	1.53%	2.04%	3.02%
Net charge-offs as a percentage of average loans outstanding	(0.13)%	—%	0.06%	1.48%	1.60%
Bank regulatory capital ratios:
Total risk-based capital (to risk-weighted assets)	15.26%	21.71%	27.90%	33.83%	19.22%
Tier 1 risk-based capital (to risk-weighted assets)	14.34%	20.55%	26.65%	32.57%	17.97%
Common equity tier 1 risk-based capital (to risk-weighted assets) (7)	14.34%	20.55%	N/A	N/A	N/A
Tier 1 leverage (to average assets)	11.51%	16.04%	17.67%	18.56%	12.16%
Holding company regulatory capital ratios: (8)
Total risk-based capital (to risk-weighted assets)	16.74%	25.48%	N/A	N/A	N/A
Tier 1 risk-based capital (to risk-weighted assets)	15.82%	24.32%	N/A	N/A	N/A
Common equity tier 1 risk-based capital (to risk-weighted assets) (7)	15.23%	24.32%	N/A	N/A	N/A
Tier 1 leverage (to average assets)	12.68%	19.11%	N/A	N/A	N/A
Consolidated capital ratios:
Total equity to total assets	14.12%	19.95%	22.26%	25.13%	13.81%
Tangible total equity to total assets (9)	11.87%	19.48%	21.79%	24.66%	13.26%
Other data:
Number of full service offices	20	15	15	16	16
Full time equivalent employees	323	273	282	287	292
________________________________

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)
Net interest income excluding accretion and amortization of loss share loans receivable divided by average net interest earning assets, excluding average loan accretable discounts in the amount of $3.4 million, $4.6 million, $4.9 million, $9.2 million and $17.9 million for the years ended September 30, 2016, 2015, 2014, 2013 and 2012, respectively, a non-GAAP measure. See Non-GAAP Financial Measures.

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

(8)
Pursuant to Section 171 (the Collins Amendment) and Section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act (final rule), the Federal Reserve System was required to impose minimum regulatory capital requirements on both bank holding companies and savings and loan holding companies that are no less stringent than those applicable to insured depository institution subsidiaries. The phase-in of the above capital requirements varied based on the size and complexity of the institution. For the Company, January 1, 2015 was the effective date for compliance with the revised minimum regulatory capital ratios. As such, capital ratios are presented for the Company for periods ending after the effective date.

(9)	Non-GAAP financial measure. See Non-GAAP Financial Measures.
Selected Quarterly Financial Data.
The following tables set forth, for the periods indicated, certain consolidated quarterly financial information. This information is derived from unaudited consolidated financial statements and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

	Fiscal 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Interest income	$10,439	$9,888	$13,635	$13,822
Interest expense	1,218	1,237	1,552	1,623
Net interest income	9,221	8,651	12,083	12,199
Provision for loan losses	—	—	(100)	(150)
Net interest income after provision for loan losses	9,221	8,651	12,183	12,349
Noninterest income	6,831	4,513	4,703	4,917
Noninterest expense	9,079	9,903	15,064	11,352
Income tax expense	2,359	1,118	527	2,103
Net income	$4,614	$2,143	$1,295	$3,811

Earnings per share – basic	$0.31	$0.15	$0.09	$0.28
Earnings per share – fully diluted	$0.30	$0.14	$0.09	$0.26
Weighted average basic shares	14,886	14,225	14,185	14,186
Weighted average diluted shares	15,545	14,910	14,842	14,798

	Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Interest income	$8,969	$9,040	$9,365	$10,519
Interest expense	1,336	1,236	1,218	1,223
Net interest income	7,633	7,804	8,147	9,296
Provision for loan losses	4	(4)	—	—
Net interest income after provision for loan losses	7,629	7,808	8,147	9,296
Noninterest income	3,566	3,451	3,816	1,496
Noninterest expense	8,736	9,063	9,050	9,983
Income tax expense	786	761	1,001	257
Net income	$1,674	$1,434	$1,912	$552

Earnings per share – basic	$0.10	$0.09	$0.12	$0.04
Earnings per share – fully diluted	$0.10	$0.09	$0.12	$0.03
Weighted average basic shares	16,175	15,835	15,560	15,300
Weighted average diluted shares	16,710	16,376	16,210	15,982

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Overview
Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, taxable and nontaxable investment securities, and other interest-earning assets (primarily cash and cash equivalents) and the interest we pay on our interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances.
Our business is affected by prevailing general and local economic conditions, particularly market interest rates, and by government policies concerning, among other things, monetary and fiscal affairs and housing. In addition, we are subject to extensive regulations applicable to financial institutions, lending and other operations, privacy, and consumer disclosure.
As a result of our loan underwriting policies, management believes that we did not suffer the same level of loan losses during the previous economic downturn as many financial institutions in our market area. Consequently, we were able to take advantage of attractive low-risk opportunities to enhance our banking franchise through the purchase of three distressed banking franchises from the FDIC between 2009 and 2011, as well as a healthy-bank acquisition in 2016. As a result of the acquisitions, we extended our retail branch footprint as part of our efforts to increase retail deposits and reduce reliance on brokered deposits and borrowings as a significant source of funds. In total, $553.4 million of loans were acquired and $721.3 million of deposits were assumed via the FDIC-assisted acquisitions. As part of the acquisition of CBS in 2016, we acquired $300.8 million of loans and assumed $333.7 million of deposits. Purchase discount accretion associated with the purchased loans and amortization of the indemnification asset, resulted in net increases to total interest income in the amounts of $4.4 million, $3.6 million and $3.1 million, for the years ended September 30, 2016, 2015 and 2014, respectively. Under purchase accounting rules, the Company currently expects to realize remaining loan discount accretion of $3.1 million.
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
On April 8, 2013, we completed our conversion from the mutual holding company to the stock holding company form of organization. As a result of the stock offering, we received gross proceeds of $142.9 million. Since the conversion, our stock price has experienced a 26% increase as we have utilized our excess capital to enhance shareholder value by a variety of means including the continued repurchase of shares at a price approximating tangible book value, the ongoing payment of a quarterly cash dividend and growing our loan portfolio. We continue to explore other strategic initiatives including unassisted acquisitions that are accretive to earnings.
For the year ended September 30, 2016, our earnings per basic and diluted share increased $0.48 and $0.45, respectively, compared to the prior fiscal year, due to an increase in net income of $6.3 million to $11.9 million, compared with $5.6 million for the year ended September 30, 2015, as well as the effects of the Company's stock repurchase program and associated reduced share count. The increase in net income was attributable to the acquisition of CBS and resultant higher interest income, partially offset by a net $600,000 charge to income from nonrecurring CBS acquisition costs and recoveries on loans formerly covered by FDIC loss sharing agreements. Net income was also positively impacted by a prior-year net $2.4 million impairment charge to the FDIC receivable related to our termination of loss sharing agreements in the fourth quarter of fiscal 2015 and an increase of $1.5 million in deposit and bankcard fee income compared to 2015. Net interest income increased $9.3 million due to increased loan balances from the acquisition of CBS, as well as $2.4 million of amortization of the FDIC loss share receivable in the prior year. No such amortization was recorded in 2016. These increases were partially offset by a $725,000 increase in deposits expense due to higher deposit balances from the CBS acquisition as well as legacy deposit growth. A negative provision for loan losses of $250,000 was recorded during the year ended September 30, 2016, due to the continued improvement in the credit quality of the loan portfolio. We experienced net loan recoveries of $1.1 million for the year ended September 30, 2016, compared to net loan recoveries of $18,000 in fiscal 2015. Noninterest income increased $8.6 million to $21.0 million for the year ended September 30, 2016 due primarily to the recoveries on loans formerly covered by the FDIC, as well as the write-off of the remaining FDIC indemnification asset and settlement charges paid to the FDIC in the fourth quarter of fiscal 2015. Noninterest expense increased to $45.4 million for the year ended September 30, 2016 due to CBS merger expenses, which were largely concentrated in severance costs, data processing expenses and legal and professional fees. There were smaller increases in legacy operations in compensation and professional fees.
For the year ended September 30, 2015, our earnings per basic and diluted share each increased $0.06 compared to the prior fiscal year due to the impact of the share repurchase programs on weighted average common shares outstanding. At the same time, our net income decreased $383,000 to $5.6 million compared with $6.0 million for the year ended September 30, 2014. Increases in net interest income after provision for loan losses and deposit and bankcard fee income of $2.2 million and $1.1 million, respectively, were more than offset by a one-time charge of $2.5 million related to the termination of the FDIC loss share agreements in the fourth quarter of fiscal 2015 along with an increase in salaries and employee benefits of $949,000 in the current fiscal year. Net interest income for the year ended September 30, 2015, increased $3.0 million, or 9.9%, to $32.9 million, compared to the prior year, due to a $2.0 million increase in loan interest income, excluding accretion and amortization of loss share receivable, combined with a $717,000 decrease in interest expense which was primarily attributable to decreases in certificates of deposit and borrowings expense. No provision for loan losses was recorded during the year ended September 30, 2015, due to the continued improvement in the credit quality of the loan portfolio. We experienced net loan recoveries of $18,000 for the year ended September 30, 2015, compared to net loan charge-offs of $379,000 in fiscal 2014. Noninterest income decreased $1.9 million to $12.3 million for the year ended September 30, 2015 due primarily to the write-off of the remaining FDIC indemnification asset and settlement charges paid to the FDIC in the fourth quarter of fiscal 2015, combined with the impact of a $1.1 million one-time true-up receipt from the completion and renegotiation of a processing contract in the prior year. Noninterest expense increased slightly to $36.8 million for the year ended September 30, 2015.
Business Strategy
Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. With over 60 years of history in the local community, combined with management’s extensive experience and adherence to conservative underwriting standards through numerous business cycles, we have been able to maintain a strong capital position with favorable credit quality metrics despite the most recent economic downturn. On April 8, 2013, we completed our conversion from the mutual holding company form of organization to the fully public stock holding company form of organization and raised $142.9 million in gross offering proceeds from the related stock offering. We intend to continue to manage our capital position in order to provide value to our shareholders through actions such as paying cash dividends and, in the near term, repurchasing shares of common stock. The Company recently increased its quarterly cash dividend payment of $0.05 per share to $0.055 per share and also paid a special dividend of $0.25 per share to shareholders in fiscal 2013. Additionally, since December 2013, we have completed three stock buyback programs and initiated a fourth whereby a total of 8.1 million shares, or approximately 36%, of our common stock has been repurchased at an average price of $11.34 per share, which approximates tangible book value.
We believe that the current economic and financial services environment presents a significant opportunity for us to grow our retail banking operations. The Atlanta market, especially the north Atlanta platinum triangle, is one of the highest growth markets in Georgia and Alabama. As of September 30, 2016, approximately 63.4% of our loans are on properties in the Atlanta CSA and 61.8% of our deposits are in the Atlanta CSA. This market provides significant opportunities for growth through acquisition and/or hiring experienced bankers with the capacity to move banking relationships. We continue to evaluate acquisition opportunities that would be accretive to earnings.
Based on the persistent challenges presented by the economic and regulatory climate along with increased compliance costs and an accelerated need for economies of scale, we expect there to continue to be a significant amount of unassisted consolidation in our banking markets which we intend to explore as opportunities arise. We believe that our strong financial condition and capital position are desirable traits and position us to take advantage of future opportunities.
Key aspects of our business strategy include the following:

•
Leverage capital through disciplined acquisitions. The economy and banking industry in Georgia, Alabama and Florida continue to face significant challenges as many banks have experienced capital and liquidity losses as a result of significant charge-offs associated with troubled loan credits. Additionally, the increased regulatory burden has created board and management fatigue in many smaller banks. These challenges have created strategic growth opportunities for us. Our discipline and selectivity in identifying target franchises, along with our successful history of managing transactions, and the additional capital raised through our second-step conversion provide us an advantage in pursuing and consummating future acquisitions. We will continue to leverage our capital base and acquisition experience to selectively pursue conservatively structured unassisted transactions of select franchises that present attractive risk-adjusted returns.

•
Expand our retail banking franchise. Our focus is on growing our retail banking presence throughout the markets in Metro Atlanta, the I-85 corridor south to Auburn, Alabama, and the Florida Gulf Coast. Since September 30, 2010 we have reduced FHLB borrowings by $162.0 million and certificates of deposit by $132.8 million in our efforts to fund our balance sheet with core deposits (comprised of transaction, savings and money market accounts). Over this same time period we have increased core deposits from $313.2 million to $784.7 million while lowering our cost of funds from

2.55% for the year ended September 30, 2010 to 0.66% for the year ended September 30, 2016. These deposits provide a low cost source of funds for our lending operations, as well as a source of fee income.
We intend to build a diversified balance sheet to position us as a full-service community bank that offers both retail and commercial loan and deposit products to markets primarily within the Atlanta, Columbus/Auburn/Opelika, and Pensacola/Ferry Pass/Brent combined statistical areas. Moreover, we expect that the high level of customer service and expanded product offerings we provide, as well as our capital strength and financial position in an otherwise distressed banking market, will also facilitate organic growth and an opportunity to increase market share.

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

•
Maintain strong asset quality. We emphasize a disciplined credit culture based on intimate market knowledge, close ties to our customers, sound underwriting standards and experienced loan officers. While the challenging operating environment which began several years ago contributed to an increase in problem assets, management’s primary objective has been to expeditiously reduce the level of nonperforming and classified assets through diligent monitoring and aggressive resolution efforts. The results of this effort are evidenced by our asset quality at September 30, 2016, with $6.4 million of nonperforming assets which represented 0.45% of total assets. This is compared to $7.5 million of nonperforming assets, or 0.73% of total assets, at September 30, 2015. Our ratio of allowance for loan losses to nonperforming loans was 277.66% at September 30, 2016.

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

•
Scalable operating platform. Our previous acquisition of CBS and FDIC-assisted acquisitions highlight our ability to capitalize on opportunities that offer attractive risk-adjusted returns and provide a template for future acquisitions. We will continue to improve our operating leverage and focus our attention on other initiatives to increase franchise value.

FDIC Loss-Share Resolution
During the fourth quarter of fiscal 2015, each of the remaining loss share agreements with the FDIC was terminated. Due to the early termination of these agreements, the Bank realized a one-time pre-tax charge of approximately $2.5 million, resulting primarily from the write-off of the remaining FDIC indemnification asset along with settlement charges paid to the FDIC. The after tax one-time charge, along with related amortization, had an $0.08 negative impact on earnings per share for the year ended September 30, 2015. For further information regarding the termination transaction, see Note 7: FDIC Receivable for Loss Share Agreements in the Notes to our Consolidated Financial Statements.
Subsequent to the termination of the agreements, all associated assets have been fully incorporated into the Bank's loan and OREO portfolios with the Bank now benefiting from 100% of all future recoveries and, conversely, bearing 100% of the risk associated with any future losses and expenses attributable to these assets. As a result of the expiration of the loss sharing portion of two non-single family loss sharing agreements in June 2014 and March 2015, along with the progress made on the resolution of loss share assets, only $48.7 million of the $553.4 million of acquired loans and $2.9 million of the $97.9 million of acquired OREO remained covered under loss share immediately prior to the termination.

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
We segment our allowance for loan losses into the following four major categories: (1) specific reserves; (2) general allowances for Classified/Watch loans; (3) general allowances for loans with satisfactory ratings; and (4) an unallocated amount. Risk ratings are initially assigned in accordance with our loan and collection policy. A department independent from our loan origination staff reviews risk grade assignments on an ongoing basis. Management reviews current information and events regarding a borrowers’ financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based on the fair value of the collateral, if the loan is considered collateral-dependent, as the measure for the amount of the impairment. Impaired and Classified/Watch loans are aggressively monitored. The allowances for loans by credit grade are further subdivided by loan type. We have developed specific quantitative allowance factors to apply to each loan grade which considers loan charge-off experience over the most recent seven years by loan type. In addition, we apply loss estimates for certain qualitative allowance factors that are subjective in nature and require considerable judgment on the part of management. Such qualitative factors include economic and business conditions, the volume of past due loans, changes in the value of collateral in collateral-dependent loans, and other economic uncertainties. An unallocated component of the allowance is also for losses that specifically exist in the remainder of the portfolio, but have yet to be identified.
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
Following the acquisition of CBS in April 2016, we established accretable discounts on performing loans acquired. Management periodically reviews the adequacy of existing discounts, which totaled $2.6 million at September 30, 2016, to ensure no additional reserves are needed for acquired loans. At September 30, 2016, it was determined that such existing discounts were adequate to cover any potential losses in the portfolio.
Other-Than-Temporary Impairment of Investment Securities. A decline in the market value of any available for sale security below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for that security. In connection with the assessment for other-than-temporary impairment of taxable and nontaxable investment securities, management obtains fair value estimates by independent quotations, assesses current credit ratings and related trends, reviews relevant delinquency and default information, assesses expected cash flows and coverage ratios, reviews average credit score data of underlying mortgages, and assesses other current data. The severity and duration of an impairment and the likelihood of potential recovery of an impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value.

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
Goodwill and Other Intangible Assets. Intangible assets include costs in excess of net assets acquired and deposit premiums recorded in connection with the acquisitions. In accordance with accounting requirements, we test our goodwill for impairment annually or more frequently as circumstances and events may warrant. No impairment charges have been recognized through September 30, 2016.
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
Estimation of Fair Value. The estimation of fair value is significant to certain of our assets, including investment securities available for sale, OREO, assets and liabilities subject to acquisition accounting and the value of loan collateral for impaired loans. These are all recorded at either fair value or the lower of cost or fair value. Fair values are determined based on third party sources, when available. Furthermore, generally accepted accounting principles require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values may be influenced by a number of factors, including market interest rates, prepayment speeds, liquidity considerations, discount rates and the shape of yield curves. For additional information relating to the fair value of our financial instruments, see Note 16: Fair Value of Financial Instruments and Fair Value Measurement in the consolidated financial statements.

Comparison of Financial Condition at September 30, 2016 and 2015
Assets. Total assets increased $411.3 million, or 40.0%, to $1.4 billion at September 30, 2016, compared to September 30, 2015, largely due to the Company's purchase of CBS, which brought in $376.4 million of total assets, $300.8 million of loans and $333.7 million of deposits. Net loans grew $279.3 million, or 39.1%, to $994.1 million at September 30, 2016, from $714.8 million at September 30, 2015.

Cash and cash equivalents. Cash and cash equivalents increased to $91.8 million at September 30, 2016, up from $30.3 million at September 30, 2015. This increase was primarily the result of a surge in deposits during the year, along with paydowns on the Company's legacy loans during the first half of the year and former CBS loans during the second half.
Loans. At September 30, 2016, total net loans were $994.1 million, or 69.1% of total assets, compared with $714.8 million, or 69.6% of total assets, at September 30, 2015. The increase was largely attributable to the aforementioned $300.8 million of loans purchased from CBS. After a drop in the first quarter of the fiscal year, legacy loans rebounded to increase $6.4 million during fiscal 2016.

________________________________

(1)	Loans are shown net of deferred loan fees, allowance for loan losses, nonaccretable differences and accretable discounts.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
1-4 family residential real estate (1)	$236,940	23.6%	$188,044	25.9%	$163,656	26.5%	$134,035	22.6%	$118,739	19.4%
Commercial real estate	595,157	59.2%	416,576	57.4%	356,642	57.8%	364,281	61.4%	386,626	63.0%
Commercial	71,865	7.1%	37,444	5.2%	28,298	4.6%	29,225	4.9%	37,279	6.1%
Real estate construction	80,500	8.0%	77,217	10.6%	63,485	10.3%	44,653	7.5%	46,820	7.6%
Consumer and other loans	21,241	2.1%	6,392	0.9%	5,139	0.8%	20,897	3.6%	24,104	3.9%
Total loans, gross (2)	1,005,703	100.0%	725,673	100.0%	617,220	100.0%	593,091	100.0%	613,568	100.0%
Deferred loan fees, net	(1,280)		(1,423)		(1,382)		(1,124)		(1,133)
Allowance for loan losses	(10,371)		(9,489)		(9,471)		(12,113)		(18,531)
Loans receivable, net (3)	$994,052		$714,761		$606,367		$579,854		$593,904
________________________________

(1)	Excludes loans held for sale of $2.9 million, $1.4 million, $2.1 million, $1.9 million and $2.7 million at September 30, 2016, 2015, 2014, 2013 and 2012, respectively.

(2)	Net of undisbursed proceeds on loans-in-process and acquired loan fair value discounts.

(3)
Included in the loan balances at September 30, 2014, 2013, and 2012, are net loans that were covered under loss share agreements with the FDIC prior to the termination of these agreements in the amount of $69.6 million, $109.0 million, and $166.2 million, respectively.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	1-4 family residential real estate (1)		Commercial real estate (1)		Commercial (1)
	Amount	Weighted average rate	Amount	Weighted average rate	Amount	Weighted average rate
	(dollars in thousands)
Due During the Years Ending September 30,
2017	$35,149	4.41%	$87,098	4.58%	$16,331	4.56%
2018	2,909	4.31	68,606	4.72	10,592	4.35
2019	4,057	4.97	55,527	4.64	8,325	4.91
2020 to 2021	9,738	4.84	99,710	4.49	13,776	4.34
2022 to 2026	40,122	3.83	123,370	4.47	10,906	4.69
2027 to 2031	45,000	3.73	72,332	4.58	6,487	3.55
2032 and beyond	99,965	4.28	88,514	4.50	5,448	4.96
Total	$236,940	4.15	$595,157	4.55	$71,865	4.49

	Real estate construction (1) (3)		Consumer and other loans (1)		Total (2)
	Amount (3)	Weighted average rate	Amount	Weighted average rate	Amount	Weighted average rate
	(dollars in thousands)
Due During the Years Ending September 30,
2017	$54,502	5.00%	$2,493	5.98%	$195,573	4.68%
2018	20,609	4.87	1,576	4.00	104,292	4.69
2019	20	5.00	1,447	4.77	69,376	4.69
2020 to 2021	—	—	3,746	4.15	126,970	4.49
2022 to 2026	811	4.75	370	6.00	175,579	4.34
2027 to 2031	260	4.49	1,996	8.86	126,075	4.29
2032 and beyond	4,298	4.76	9,613	8.84	207,838	4.61
Total	$80,500	4.95	$21,241	6.99	$1,005,703	4.54
________________________________

(1)	Presented net of undisbursed proceeds on loans-in-progress.

(2)	Excludes allowance for loan losses and net deferred loan fees.

(3)	All real estate construction loans with scheduled repayments in 2020 and beyond are construction-to-permanent loans.
The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2016 that are contractually due after September 30, 2017.

	Due After September 30, 2017
	Fixed	Adjustable	Total
	(in thousands)
1-4 family residential real estate	$63,400	$138,390	$201,790
Commercial real estate	277,196	230,864	508,060
Commercial	37,449	18,085	55,534
Real estate construction	1,155	24,843	25,998
Consumer and other loans	18,721	27	18,748
Total loans	$397,921	$412,209	$810,130

Investment and Mortgage Securities Portfolio. At September 30, 2016, our investment and mortgage securities portfolio totaled $206.3 million, compared to $184.4 million at September 30, 2015. The increase was attributable to $46.4 million of purchases of mortgage-backed securities ("MBS") and collateralized loan obligations ("CLO"), partially offset by $4.5 million in securities that were called or matured, $22.0 million in net sales and $21.0 million in principal paydowns. We also purchased $22.2 million of securities in the acquisition of CBS, of which approximately $2.6 million was retained, during the year ended September 30, 2016. Unrealized gains on securities increased $757,000. There were no other-than-temporary impairment charges in 2016, 2015 or 2014.
We review our investment portfolio on a quarterly basis for indications of impairment. In addition to management’s intent and ability to hold the investments to maturity or recovery of carrying value, the review for impairment includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer. Our review of mortgage securities includes loan geography, loan to value ratios, credit scores, types of loans, loan vintage, credit ratings, loss coverage from tranches less senior than our investment tranche and cash flow analysis. Our investments are evaluated using our best estimate of future cash flows. If, based on our estimate of cash flows, we determine that an adverse change has occurred, other-than-temporary impairment would be recognized for the credit loss. At September 30, 2016, we held one private-label security which had a cumulative $380,000 other-than-temporary impairment charge recorded in prior years. No other non-agency collateralized mortgage backed securities in our investment portfolio were other- than- temporarily impaired at September 30, 2016.
The following table sets forth the composition of our investment and mortgage securities portfolio at the dates indicated. At September 30, 2016, all investment and mortgage securities were classified as available for sale.

	At September 30,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Other investment securities:
State and municipal securities	$2,484	$2,524	$—	$—	$13,431	$13,457
Collateralized loan obligations	39,749	39,707	39,637	39,496	—	—
Total investment securities	42,233	42,231	39,637	39,496	13,431	13,457
Mortgage-backed and mortgage-related securities:
FHLMC certificates	27,432	28,025	35,533	35,991	44,037	44,026
FNMA certificates	126,293	127,403	97,677	98,218	119,445	118,278
GNMA certificates	1,509	1,513	1,554	1,559	1,595	1,698
Total mortgage-backed and mortgage-related securities	155,234	156,941	134,764	135,768	165,077	164,002
Collateralized mortgage obligations:
FHLMC	—	—	37	39	49	53
FNMA	—	—	62	63	78	80
Other (1)	7,197	7,164	8,989	9,038	11,251	11,151
Total collateralized mortgage obligations	7,197	7,164	9,088	9,140	11,378	11,284
Total mortgage-backed securities and collateralized mortgage obligations	162,431	164,105	143,852	144,908	176,455	175,286
Total	$204,664	$206,336	$183,489	$184,404	$189,886	$188,743
________________________________

(1)	Includes private-label mortgage securities. See Note 4: Securities Available for Sale in the Notes to Consolidated Financial Statements.
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
Cash flow analysis indicates that the yields on all of the private-label securities noted above are maintained. The unrealized losses may relate to general market liquidity and, in the securities with the larger unrealized losses, weakness in the underlying collateral, market concerns over foreclosure levels, and geographic concentration. We consider these unrealized losses to be temporary impairment losses primarily because cash flow analysis indicates that there are continued sufficient levels of credit enhancements and credit coverage levels of less senior tranches. As of September 30, 2016, the private-label securities were classified as available for sale and a cumulative $380,000 other-than-temporary impairment charge had been recorded in prior periods. Based on the analysis performed by management as of September 30, 2016, we deemed it probable that all contractual principal and interest payments other than the single security identified above as being other-than-temporarily impaired, will be collected and therefore there is no new other-than-temporary impairment. See Note 4: Securities Available for Sale in our Financial Statements for further information.
Securities Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at September 30, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect scheduled amortization or the impact of prepayments or redemptions that may occur.

	One year or less		Years two through five		Years six through ten		More than ten years		Total securities
	Amort- ized Cost	Weight- ed Avg Yield	Amort- ized Cost	Weight- ed Avg Yield	Amort- ized Cost	Weight- ed Avg Yield	Amort- ized Cost	Weight- ed Avg Yield	Amort- ized Cost	Fair Value	Weight- ed Avg Yield
	(dollars in thousands)
Other investment securities:
State and municipal securities	$204	1.03%	$1,570	1.51%	$710	3.33%	$—	—%	$2,484	$2,524	1.99%
Collateralized loan obligations	—	—	—	—	36,487	3.07	3,262	2.92	39,749	39,707	3.06
Total investment securities	204	1.02	1,570	1.51	37,197	3.01	3,262	2.92	42,233	42,231	2.94
Mortgage-backed securities:
FHLMC certificates	—	—	—	—	7,367	1.75	20,065	2.13	27,432	28,025	2.03
FNMA certificates	—	—	28,546	2.01	61,964	1.57	35,783	1.99	126,293	127,403	1.79
GNMA certificates	—	—	—	—	—	—	1,509	6.55	1,509	1,513	6.55
Total mortgage-backed securities	—	—	28,546	2.01	69,331	1.59	57,357	2.16	155,234	156,941	1.87
Collateralized mortgage obligations:
Other (1)	—	—	200	4.78	—	—	6,997	4.60	7,197	7,164	4.60
Total collateralized mortgage obligations	—	—	200	4.78	—	—	6,997	4.60	7,197	7,164	4.60
Total	$204	1.02%	$30,316	1.54%	$106,528	2.04%	$67,616	2.45%	$204,664	$206,336	2.10%
________________________________

(1)	Includes private-label mortgage securities.
Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us non-interest income that is non-taxable. The total cash surrender values of such policies at September 30, 2016 and 2015 were $49.3 million and $48.4 million, respectively.
Deposits. Total deposits increased $423.0 million, or 57.25%, to $1.2 billion at September 30, 2016 from $738.9 million at September 30, 2015. The increase was primarily attributable to the aforementioned $333.7 million of deposits brought in by the acquisition of CBS. Additionally, legacy deposits grew by $75.2 million during the year. Overall, transaction, money market and retail certificates of deposit accounts increased $150.7 million, $115.6 million and $142.2 million, respectively, during 2016. At September 30, 2016, $1.1 billion of deposits were retail deposits and $36.8 million of deposits were classified as wholesale deposits. Funds on deposit from internet services and brokered deposits are considered wholesale deposits.

		Deposit Balances
	Deposit & Bankcard Fees	Checking	Savings	Money Market	Total Core Deposits (1)	Retail Certificates of Deposit	Wholesale Certificates of Deposit	Total Deposits
		(in thousands)
September 30, 2016	$3,179	$478,028	$63,824	$242,853	$784,705	$340,362	$36,777	$1,161,844
June 30, 2016	3,110	472,123	62,810	247,165	782,098	336,394	36,753	1,155,245
March 31, 2016	2,809	353,834	54,317	146,109	554,260	206,832	30,600	791,692
December 31, 2015	2,898	331,570	50,017	131,997	513,584	200,061	30,589	744,234
September 30, 2015	2,767	327,373	50,566	127,215	505,154	198,124	35,577	738,855
June 30, 2015	2,679	328,961	51,292	125,468	505,721	197,750	30,767	734,238
March 31, 2015	2,507	328,012	49,848	122,990	500,850	205,118	30,835	736,803
December 31, 2014	2,530	310,891	48,380	124,017	483,288	218,187	—	701,475
September 30, 2014	2,512	314,201	48,486	123,561	486,248	230,944	—	717,192
________________________________

(1)	Non-GAAP financial measure. See Non-GAAP Financial Measures for more information.
The following table sets forth the distribution of total deposit accounts, by account type, for the periods indicated.

	For the Years Ended September 30,
	2016			2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Deposit type:
Savings accounts	$56,963	6.1%	0.04%	$49,782	6.9%	0.02%	$48,367	6.6%	0.02%
Certificates of deposit	297,270	31.8	0.85	227,917	31.6	0.94	252,374	34.6	1.05
Money market	185,818	19.8	0.28	125,151	17.4	0.21	126,578	17.3	0.22
Checking	396,485	42.3	0.09	318,404	44.1	0.10	303,123	41.5	0.13
Total deposits	$936,536	100.0%	0.37%	$721,254	100.0%	0.45%	$730,442	100.0%	0.54%
The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At September 30,
	2016	2015	2014
	(in thousands)
Interest rate:
Less than 2.00%	$356,734	$228,637	$188,472
2.00% to 2.99%	15,708	5,064	18,168
3.00% to 3.99%	4,697	—	24,304
4.00% to 4.99%	—	—	—
Total	$377,139	$233,701	$230,944

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At September 30, 2016
	Period to Maturity
	Less than or equal to one year	More than one to two years	More than two to three years	More than three years	Total	Percent of total
	(dollars in thousands)
Interest rate range:
0.49% and below	$45,651	$2,939	$2,522	$4,385	$55,497	14.7%
0.50% to 0.99%	87,989	18,555	3,615	2,154	112,313	29.8
1.00% to 1.99%	69,986	52,990	19,274	46,674	188,924	50.1
2.00% to 2.99%	768	56	752	14,132	15,708	4.2
3.00% to 3.99%	35	—	150	4,512	4,697	1.2
Total	$204,429	$74,540	$26,313	$71,857	$377,139	100.0%
As of September 30, 2016, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was approximately $75.6 million. As of September 30, 2016, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $203.0 million. The following table sets forth the maturity of those certificates greater than or equal to $100,000 as of September 30, 2016.

	At September 30, 2016
	Retail (1)	Wholesale (2)
	(in thousands)
Three months or less	$20,491	$—
Over three months through six months	19,597	—
Over six months through one year	56,681	—
Over one year to three years	39,102	21,237
Over three years	31,136	14,798
Total	$167,007	$36,035
________________________________

(1)	Retail certificates of deposit consist of deposits held directly by customers. The weighted average interest rate for all retail certificates of deposit at September 30, 2016, was 0.90%.

(2)	Wholesale certificates of deposit include brokered and credit union deposits. The weighted average interest rate for all wholesale certificates of deposit at September 30, 2016, was 1.71%.
Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank (“FHLB”) of Atlanta and floating rate junior subordinated debt assumed in the acquisition of CBS. From time to time, our borrowings also have included securities sold under agreements to repurchase. At September 30, 2016, FHLB borrowings totaled $50.0 million, a decrease of $12.0 million from September 30, 2015. The decrease was due to the paydown of a $12.0 million variable rate overnight FHLB advance in October 2015. We also paid off a $5.0 million advance assumed in the acquisition of CBS during May of 2016, as well as $72.0 million of overnight advances taken during the first and third quarters of fiscal 2016 to supplement liquidity needs. Finally, we replaced a maturing, $25.0 million advance costing 4.33% with a new $25.0 million advance costing 1.76%.
Floating rate junior subordinated debt totaled $6.6 million at September 30, 2016.
At September 30, 2016, we had available Federal Home Loan Bank advances of up to $427.8 million under existing lines of credit of which $50.0 million was advanced and $377.5 million was available. Based upon available collateral, $186.2 million of additional borrowings are available to us at September 30, 2016. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Balance at end of year	$50,000	$62,000	$55,000
Average balance during year	$51,181	$54,499	$57,208
Maximum outstanding at any month end	$55,000	$62,000	$60,000
Weighted average interest rate at end of year	3.03%	3.55%	4.29%
Average interest rate during year	3.82%	4.19%	4.33%
At September 30, 2016, approximately $63.4 million of credit was available to us at the Federal Reserve Bank based on loan collateral pledged. The credit at the Federal Reserve Bank was not used other than periodic tests to ensure the line was functional.
Stockholders’ Equity. At September 30, 2016, total stockholders’ equity totaled $203.1 million, or $13.52 per net share, a $1.8 million decrease from September 30, 2015. The decline was primarily due to $13.2 million of shares repurchased during the year ended September 30, 2016 as well as $2.9 million in dividends paid to stockholders. The decrease was nearly offset by $11.9 million of net income and an increase in unrealized gain on securities available for sale of $500,000 during fiscal 2016. Tangible book value, a non-GAAP financial measure (see Non-GAAP Financial Measures for more information), decreased to $11.36 per share at September 30, 2016 compared with $12.48 per share at September 30, 2015, as a result of $25.5 million of goodwill generated by the acquisition of CBS, partially offset by the stock repurchases and associated reduced share count at September 30, 2016.

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

	For the Years Ended September 30,
	2016			2015			2014
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$52,667	217	0.41%	$42,836	93	0.22%	$138,859	331	0.24%
Certificates of deposit held at other financial institutions	8,946	105	1.18	—	—	—	—	—	—
FHLB common stock and other equity securities	3,222	154	4.79	3,304	143	4.33	3,671	135	3.67
Taxable investment securities	173,888	3,742	2.15	183,956	3,656	1.99	182,841	3,618	1.99
Nontaxable investment securities (1)	997	12	1.17	2,988	12	0.42	17,268	67	0.39
Restricted securities	129	5	3.89	—	—	—	—	—	—
Loans receivable (1)(2)(3)(4)	845,014	39,178	4.64	662,283	30,431	4.59	587,486	28,410	4.84
Accretion, net, of acquired loan discounts (5)		4,371	0.52		3,558	0.53		3,087	0.52
Total interest-earning assets	1,084,863	47,784	4.40	895,367	37,893	4.23	930,125	35,648	3.83
Total noninterest-earning assets	122,056			105,145			130,908
Total assets	$1,206,919			$1,000,512			$1,061,033
Liabilities and Equity:
Interest-bearing liabilities:
Interest bearing checking	$206,985	$278	0.13%	$171,792	$214	0.12%	$175,265	$190	0.11%
Bank rewarded checking	49,077	97	0.20	48,272	100	0.21	47,701	114	0.24
Savings accounts	56,963	23	0.04	49,782	10	0.02	48,367	10	0.02
Money market deposit accounts	185,818	522	0.28	125,151	265	0.21	126,578	281	0.22
Certificate of deposit accounts	297,270	2,533	0.85	227,917	2,138	0.94	252,374	2,660	1.05
Total interest-bearing deposits	796,113	3,453	0.43	622,914	2,727	0.44	650,285	3,255	0.50
Borrowed funds	51,181	1,955	3.82	54,513	2,286	4.19	57,211	2,475	4.33
Floating rate junior subordinated debt	3,022	222	7.33	—	—	—	—	—	—
Total interest-bearing liabilities	850,316	5,630	0.66	677,427	5,013	0.74	707,496	5,730	0.81
Noninterest-bearing deposits	140,423			98,340			80,157
Other noninterest-bearing liabilities	15,028			12,203			12,104
Total noninterest-bearing liabilities	155,451			110,543			92,261
Total liabilities	1,005,767			787,970			799,757
Total stockholders' equity	201,152			212,542			261,276
Total liabilities and stockholders' equity	$1,206,919			$1,000,512			$1,061,033
Net interest income		$42,154			$32,880			$29,918
Net interest earning assets (6)		$234,547			$217,940			$222,629
Net interest rate spread (7)			3.74%			3.49%			3.02%
Net interest margin (8)			3.89%			3.67%			3.22%
Net interest margin, excluding the effects of purchase accounting (9)			3.47%			3.26%			2.87%
Ratio of average interest-earning assets to average interest-bearing liabilities			127.58%			132.17%			131.47%
________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion and amortization of the indemnification asset.

(5)	Accretion of accretable purchase discount on loans acquired acquisitions and amortization of the overstatement of the FDIC indemnification asset during the years ended September 30, 2015 and 2014.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)
Net interest margin, excluding the effects of purchase accounting, a non-GAAP measure (see Non-GAAP Financial Measures for more information) represents net interest income excluding accretion and amortization of acquired loans receivable as a percentage of average net interest earning assets excluding loan accretable discounts in the amount of $3.4 million, $4.6 million and $4.9 million for the years ended September 30, 2016, 2015 and 2014, respectively.

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

	Year Ended September 30, 2016 Compared to the Year Ended September 30, 2015
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$21	$83	$20	$124
Certificates of deposit held at other financial institutions	—	—	105	105
FHLB common stock and other equity securities	(4)	15	—	11
Taxable investment securities	(200)	303	(17)	86
Nontaxable investment securities	(8)	23	(15)	—
Restricted securities	—	—	5	5
Loans receivable	9,378	143	39	9,560
Total interest-earning assets	9,187	567	137	9,891
Interest Expense:
Checking accounts	51	9	1	61
Savings accounts	1	10	2	13
Money market deposit accounts	128	86	43	257
Certificate of deposit accounts	651	(196)	(60)	395
Total interest-bearing deposits	831	(91)	(14)	726
Borrowed funds	(140)	(203)	12	(331)
Floating rate junior subordinated debt	—	—	222	222
Total interest-bearing liabilities	691	(294)	220	617
Net change in net interest income	$8,496	$861	$(83)	$9,274

	Year Ended September 30, 2015 Compared to the Year Ended September 30, 2014
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$(229)	$(28)	$19	$(238)
FHLB common stock and other equity securities	(13)	24	(3)	8
Taxable investment securities	22	16	—	38
Nontaxable investment securities	(55)	5	(5)	(55)
Loans receivable	4,010	(1,346)	(172)	2,492
Total interest-earning assets	3,735	(1,329)	(161)	2,245
Interest Expense:
Checking accounts	(4)	14	—	10
Savings accounts	—	—	—	—
Money market deposit accounts	(3)	(13)	—	(16)
Certificate of deposit accounts	(258)	(293)	29	(522)
Total interest-bearing deposits	(265)	(292)	29	(528)
Borrowed funds	(117)	(76)	4	(189)
Total interest-bearing liabilities	(382)	(368)	33	(717)
Net change in net interest income	$4,117	$(961)	$(194)	$2,962

Comparison of Operating Results for the Years Ended September 30, 2016 and 2015
General. Net income increased $6.3 million, or 112.9%, to $11.9 million for the year ended September 30, 2016 from $5.6 million for the year ended September 30, 2015. Basic and diluted net income per share for the year ended September 30, 2016 increased 137.1% and 132.4%, respectively, compared to the prior year, due to the increased income as well as the impact of the share repurchase programs on weighted average number of common shares outstanding.
Net interest income after provision for loan losses increased $9.5 million, or 29.0%, to $42.4 million for the year ended September 30, 2016, from $32.9 million for the year ended September 30, 2015 due primarily to increased loan volume from the CBS acquisition. Noninterest income increased $8.6 million, or 70.0%, to $21.0 million for the year ended September 30, 2016 from $12.3 million for the year ended September 30, 2015, due primarily to $3.6 million of nonrecurring recoveries on loans formerly covered by FDIC loss share agreements, as well as the one-time charge of $2.5 million related to the termination of the FDIC loss share agreements in the fourth quarter of fiscal 2015. Noninterest expense increased $8.6 million to $45.4 million for the year ended September 30, 2016, compared to $36.8 million for the year ended September 30, 2015, due in part to $4.2 million of expenses related to the acquisition of CBS.
Interest Income. Total interest income increased $9.9 million, or 26.1%, to $47.8 million for the year ended September 30, 2016 from $37.9 million for the year ended September 30, 2015. This increase was due to an $8.7 million increase in loan interest income excluding accretion income and amortization of FDIC loss share receivable combined with a $813,000 increase in net discount accretion and amortization on FDIC loss share receivable on acquired loans, both non-GAAP measures (see Non-GAAP Financial Measures). Both increases were due in part to the acquisition of CBS and the associated higher average balance of loans receivable, as well as the discontinuation of amortization of the FDIC loss share receivable, which totaled $2.4 million in 2015, following the termination of the Company's loss sharing agreements with the FDIC. The average balance of loans receivable increased $182.7 million to $845.0 million for the year ended September 30, 2016 compared to $662.3 million for the year ended September 30, 2015. Additionally, the average yield on interest-earning assets increased 17 basis points during the year ended September 30, 2016 as compared to the prior fiscal year.

The average yield on loans increased to 5.15% for the year ended September 30, 2016 compared to 5.13% for the year ended September 30, 2015 due to higher yielding loans from the acquisition of CBS, as well as a slight increase in yield on our legacy portfolio. Our loans acquired through FDIC acquisitions and the acquisition of CBS carry higher yields than our legacy loan portfolio due to discount accretion and as our accretion income continues to decline in future periods, our net interest margin will likely also decline. At September 30, 2016, there was $462,000 of discount remaining of the acquired FNB loans to accrete into interest income over the next year, with the accretion heavily weighted towards early quarters based on current cash flow projections. As of September 30, 2016, there was $2.6 million of discount remaining on the acquired CBS portfolio, which will be accreted into income over the remaining lives of the acquired loans. The table below shows discount accretion and amortization included in income over the past seven years and the remaining discount to be recognized:

	Loan Accretion (Amortization) Income
	2010	2011	2012	2013	2014	2015	2016	Remaining (2)
	(in thousands)
NCB	$4,519	$2,272	$751	$844	$239	$68	$—	$—
MCB	3,242	5,742	3,740	3,086	3,110	2,621	751	—
FNB	—	252	4,497	4,993	3,245	3,256	2,250	462
CBS	—	—	—	—	—	—	1,370	2,620
Total	7,761	8,266	8,988	8,923	6,594	5,945	4,371	3,082
Amortization (1)	—	—	—	—	(3,507)	(2,387)	—	—
Net	$7,761	$8,266	$8,988	$8,923	$3,087	$3,558	$4,371	$3,082
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

Interest income on Federal Home Loan Bank of Atlanta common stock increased $11,000, or 7.9%, to $154,000 for the year ended September 30, 2016 as a result of an increase in the FHLB dividend rate.
Interest on taxable investment securities, which consisted of taxable state and municipal securities, collateralized loan obligations, mortgage-backed securities and collateralized mortgage obligations, increased $86,000 to $3.7 million for the year ended September 30, 2016 from the prior fiscal year, due primarily to a 16 basis point increase in the yield of such securities. Interest on nontaxable investment securities, which consisted of nontaxable state and municipal securities, remained unchanged at $12,000 for the year ended September 30, 2016 , as nontaxable securities acquired in the purchase of CBS were retained in the Company's investment securities portfolio.
Interest on interest earning deposits in other financial institutions increased $123,000 to $217,000 for the year ended September 30, 2016 from $93,000 for the year ended September 30, 2015, as the Federal Reserve's increase in interest rates led to a 19 basis point increase in yield, and the average balances increased $9.8 million as a result of the Company's surge in deposits.
Interest on certificates of deposit held at other financial institutions, which were acquired in the purchase of CBS, was $105,000 for the year ended September 30, 2016.
Interest income on restricted securities, which were acquired in the purchase of CBS and are tied to the Company's investment in floating rate junior subordinated debt assumed in the acquisition, was $5,000 for the year ended September 30, 2016.
Interest Expense. Total interest expense increased $617,000, or 12.3%, to $5.6 million for the year ended September 30, 2016 compared to $5.0 million for the year ended September 30, 2015. Interest expense increased despite an 8 basis point, or 10.8%, decrease in the average cost of interest-bearing liabilities to 0.66% for the year ended September 30, 2016 due to an increase of $172.9 million, or 25.5%, in the average balance of interest-bearing liabilities to $850.3 million as a result of increased deposit balances from the CBS acquisition and legacy deposit growth.
Interest expense on deposits increased $725,000, or 26.6%, to $3.5 million for the year ended September 30, 2016 compared with $2.7 million for the year ended September 30, 2015. The increase was due to an increase of $173.2 million, or 27.8% in the average balance of interest-bearing deposits to $796.1 million during the year ended September 30, 2016, as a result of the CBS acquisition and a surge in legacy deposits. Despite the increase in interest expense, there was a 1 basis point decrease in the average cost of deposits to 0.43% for fiscal year 2016, compared to 0.44% for the year ended September 30, 2015. The decrease in the average cost of interest-bearing deposits was largely due to lower market interest rates, an increase in the mix of lower costing demand deposits relative to higher costing certificates of deposit and the repricing downward of higher costing certificates of deposit. The average cost of our checking and savings accounts remained relatively unchanged in the year ended September 30, 2016, while the cost of money market deposit accounts increased 7 basis points. The average cost of our certificates of deposit declined 9 basis points to 0.85%, while the average balance of those accounts increased 30.4%, or $69.4 million, for the year ended September 30, 2016, contributing to the $395,000 increase in associated interest expense.
Interest expense on Federal Home Loan Bank advances decreased $330,000 to $2.0 million for the year ended September 30, 2016, compared to $2.3 million for fiscal 2015, due to a decrease of $3.3 million, or 6.1%, in the average balance of advances.

There was also a 37 basis point decrease in the average cost of advances for fiscal 2016 compared with fiscal 2015, as we replaced a maturing advance costing 4.33% with a new advance costing 1.76% in May 2016.
Interest expense on floating rate junior subordinated debt, which was assumed in the acquisition of CBS, totaled $222,000 for the year ended September 30, 2016. The average cost of such liabilities was 7.33% during 2016.
Net Interest Income. Net interest income increased $9.3 million, or 28.2%, to $42.2 million for the year ended September 30, 2016 compared to $32.9 million for the year ended September 30, 2015. The increase was primarily due to an increase in interest income of $9.9 million, offset by an increase in interest expense of $617,000.
Net interest margin was 3.89% for fiscal 2016 compared with 3.67% for fiscal 2015. Our net interest margin excluding the effects of purchase accounting, a non-GAAP measure (see Non-GAAP Financial Measures), increased 21 basis points to 3.47% for fiscal 2016 from 3.26% for fiscal 2015, while our net interest rate spread increased 25 basis points to 3.74% for fiscal 2016 from 3.49% for fiscal 2015. The average balance of loans receivable increased $182.7 million during fiscal 2016 to $845.0 million at September 30, 2016 as a result of the acquisition of CBS. Yield on loans was 5.15% for the year ended September 30, 2016 compared with 5.13% for fiscal 2015. Net interest income included $4.4 million of net purchase discount accretion income for the year ended September 30, 2016, compared to $3.6 million for year ended September 30, 2015.
The increase in interest expense was primarily due to an increase of $173.2 million in the average balance of interest-bearing deposits, offset slightly by a $331,000 decrease in interest expense on FHLB advances. Despite the increase in deposits expense, there was a 1 basis point decline in the average cost of total interest bearing deposits to 0.43% for the year ended September 30, 2016 from 0.44% for the year ended September 30, 2015.
Provision for Loan Losses. The Company recorded a negative provision of $250,000 during the year ended September 30, 2016, due to the trend of declining levels of charge-offs, including net recoveries in seven of the past eight quarters, along with an overall improvement in the loan portfolio in recent quarters. No provision was recorded in fiscal 2015.
Net recoveries for the year ended September 30, 2016 was $1.1 million. The allowance for loan losses was $10.4 million, or 1.03% of total loans receivable, at September 30, 2016. Our nonperforming loans decreased slightly to $3.7 million at September 30, 2016, compared with the prior fiscal year end, despite a $279.3 million, or 39.1%, increase in net loans. As a result, our allowance as a percent of nonperforming loans increased to 277.66% at September 30, 2016, compared to 229.85% at September 30, 2015.
Noninterest Income. Noninterest income increased $8.6 million, or 70.0%, to $21.0 million for the year ended September 30, 2016 from $12.3 million for the year ended September 30, 2015. The two primary contributing factors to this increase were $3.6 million of nonrecurring recoveries on loans previously covered by FDIC loss sharing agreements, and the write-off of the remaining FDIC indemnification asset of approximately $2.5 million related to the early termination of the loss share agreements with the FDIC in the fourth quarter of fiscal 2015. Service charges and bankcard fees increased a total of $1.5 million, or 14.5%, to $12.0 million for the year ended September 30, 2016, compared to the prior fiscal year. As the use of bankcards increase due to the continued transition from paper to electronic transactions, we have experienced significant growth in third-party processing fees associated with this increased usage. Additionally, gain on the sale of loans and servicing released fees increased $506,000 as a result of increased volume of loans sold to FNMA during the year ended September 30, 2016.

	For the Three Months Ended
	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014
	(in thousands)
Service charges on deposit accounts	$1,861	$1,810	$1,620	$1,753	$1,691	$1,663	$1,513	$1,582
Bankcard fees	1,319	1,300	1,189	1,146	1,076	1,016	994	948
Gain on sale of loans	808	602	360	348	459	435	352	367
Brokerage commissions	199	164	146	142	165	211	202	154
Bank owned life insurance	333	327	245	321	321	321	279	324
Gain (loss) on investment securities available for sale	—	13	—	36	—	—	(28)	1
FDIC receivable (impairment) accretion	—	—	—	—	(2,529)	20	27	47
Other (1)	398	487	953	3,085	313	150	112	143
Total noninterest income	$4,918	$4,703	$4,513	$6,831	$1,496	$3,816	$3,451	$3,566
________________________________

(1)
$750,000 and $2.9 million of recoveries on loans that were previously covered by loss share agreements with the FDIC were recognized in noninterest income in the three months ended March 31, 2016 and December 31, 2015, respectively.

Noninterest Expense. Total noninterest expense increased $8.6 million to $45.4 million for the year ended September 30, 2016, compared with $36.8 million for the year ended September 30, 2015. The 23.3% increase was largely due to $4.2 million in expenses related to the acquisition of CBS, largely tied to severance costs, data processing fees and legal and professional fees. The Company's ongoing operational costs were also impacted by the CBS acquisition with increases to salaries and other operational expenses. There were smaller, unrelated increases to salaries and professional fees. These increases were partially offset by a decrease in the net cost of OREO of $371,000 for the year ended September 30, 2016.

	For the Three Months Ended
	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014
	(dollars in thousands)
Salaries and employee benefits	$6,635	$8,470	$5,287	$5,263	$5,586	$5,035	$5,078	$5,014
Occupancy	1,398	1,534	1,150	1,057	1,109	1,054	1,080	1,137
Data processing	904	1,654	1,045	825	800	746	694	691
Legal and professional	463	793	679	380	404	352	385	241
Marketing	421	500	379	290	464	432	431	313
Furniture and equipment	240	301	161	168	278	229	224	151
Postage, office supplies, and printing	277	237	171	185	186	222	224	241
Core deposit intangible amortization expense	158	173	36	49	60	64	68	74
Federal insurance premiums and other regulatory fees	240	185	210	224	191	189	180	196
Net (benefit) cost of operations of other real estate owned	(309)	(76)	71	(21)	(19)	(30)	142	(57)
Other	927	1,293	714	658	923	758	557	735
Total noninterest expense	$11,354	$15,064	$9,903	$9,078	$9,982	$9,051	$9,063	$8,736
Income Taxes. Income taxes increased to $6.1 million for year ended September 30, 2016 from $2.8 million for the year ended September 30, 2015. Our effective tax rate was 33.98% for the year ended September 30, 2016 and 33.49% for the year ended September 30, 2015. The increase was related to an increase of $9.6 million in income before income taxes, as well as increases in the Company's marginal tax rates due to the higher levels of income during the year ended September 30, 2016.

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

Interest on taxable investment securities, which includes mortgage-backed securities, collateralized mortgage obligations, and collateralized loan obligations, increased $38,000 to $3.7 million for the year ended September 30, 2015 from $3.6 million for the prior fiscal year, due primarily to the company's investment in higher-yielding CLOs. Interest on nontaxable investment securities, which consisted of nontaxable municipal securities, decreased $55,000 to $12,000 for the year ended September 30, 2015, as municipal securities were sold off during the year as part of our strategy of investing in CLOs.
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
We generally stop accruing interest income at the earlier of 90 days past due or when we consider the timely collectability of interest or principal to be doubtful, unless the loan is well secured and we determine that the ultimate collection of all principal and interest is not in doubt. When we designate loans as nonaccrual, we reverse all outstanding unpaid interest that we had previously credited. These loans remain on nonaccrual status until a regular pattern of timely payments is established.
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

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At September 30,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Nonaccrual loans: (1) (2)
1-4 family residential real estate	$930	$1,470	$982	$1,508	$2,038
Commercial real estate	2,705	2,513	2,370	1,121	772
Commercial	100	126	156	161	192
Real estate construction	—	—	—	—	—
Consumer and other loans	—	5	—	84	42
Total nonaccrual loans	3,735	4,114	3,508	2,874	3,044
Loans delinquent 90 days or greater and still accruing:
1-4 family residential real estate	—	14	517	47	402
Commercial real estate	—	—	215	—	—
Commercial	—	—	—	—	—
Real estate construction	—	—	—	—	—
Consumer and other loans	—	—	4	—	—
Total loans delinquent 90 days or greater and still accruing	—	14	736	47	402
Total nonperforming loans	$3,735	$4,128	$4,244	$2,921	$3,446
Other real estate owned:
1-4 family residential real estate	618	1,104	1,671	4,087	3,872
Commercial real estate	2,088	2,307	2,519	6,579	12,233
Commercial	—	—	2,117	2,894	3,699
Real estate construction	—	—	493	1,062	4,206
Consumer and other loans	—	—	516	1,062	—
Total real estate owned	2,706	3,411	7,316	15,684	24,010
Total nonperforming assets	$6,441	$7,539	$11,560	$18,605	$27,456
Ratios:
Nonperforming loans as a percentage of total loans, gross	0.37%	0.57%	0.69%	0.49%	0.56%
Nonperforming assets as a percentage of total assets	0.45%	0.73%	1.14%	1.71%	2.66%
________________________________

(1)
Included in nonaccrual loans are $1.8 million, $1.6 million, $1.7 million, $439,000, and $522,000 of nonaccruing troubled debt restructured loans at September 30, 2016, 2015, 2014, 2013 and 2012, respectively.

(2)
Acquired loans that are accounted for under ASC 310-30 and are greater than 90 days delinquent or otherwise considered nonperforming loans are excluded from this table due to the recognition of accretion income established at the time of acquisition.

(3)	Includes OREO covered by FDIC loss-sharing agreements at September 30, 2014, 2013 and 2012, in the amount of $5.6 million, $14.1 million, and $21.9 million, respectively.

(4)	Nonperforming loans as a percentage of total loans, gross, excluding acquired assets, for the years ended September 30, 2014, 2013 and 2012, were 0.77%, 0.61%, and 0.79%,, respectively.

(5)	Nonperforming assets as a percentage of total assets, excluding acquired assets, for the years ended September 30, 2014, 2013 and 2012, were 0.65%, 0.49%, and 0.69%, respectively.
Nonperforming assets decreased $1.1 million during the year ended September 30, 2016 due primarily to a $704,000 decrease in real estate owned combined with a slight decrease in nonperforming loans. We have 34 loans that remain nonperforming at September 30, 2016, and the largest nonperforming loan had a balance of $1.4 million at September 30, 2016 and was secured by commercial real estate. Subsequent to fiscal year end, that loan paid off in full.
For the years ended September 30, 2016 and 2015, interest income recognized on impaired loans was approximately $336,000 and $362,000, respectively. Additional gross interest income that would have been recorded had our impaired loans been current in accordance with their original terms was approximately $258,000 and $288,000, respectively, for the years ended September 30, 2016 and 2015.

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
Loans on nonaccrual status at the date of modification are initially classified as nonaccrual troubled debt restructurings. At September 30, 2016, we had $1.8 million in nonaccrual troubled debt restructurings. Loans on accruing status at the date of concession are initially classified as accruing troubled debt restructurings if the loan is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Troubled debt restructurings are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). At September 30, 2016, we had $4.6 million in accruing troubled debt restructurings. As of September 30, 2016, there were no loans that defaulted within twelve months of their restructure. The tables below show the number and amount of nonaccruing troubled debt restructurings at September 30, 2016, 2015 and 2014.

	Nonaccruing Troubled Debt Restructurings at September 30,
	2016		2015		2014
	Number	Amount	Number	Amount	Number	Amount
	(dollars in thousands)
1-4 family residential real estate	1	$49	—	$—	—	$—
Commercial real estate	3	1,711	2	1,607	2	1,673
Commercial	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—
Total nonaccruing troubled debt restructurings	4	$1,760	2	$1,607	2	$1,673
Delinquent Loans, Excluding Nonaccrual Loans. The following tables set forth certain information with respect to our loan portfolio delinquencies as to contractual payments, excluding nonaccrual loans (refer to preceding page for disclosure of nonaccrual loans), at the dates indicated.

	Loans Delinquent and Still Accruing For				Total
	30-89 Days		90 Days and Over (1)
	Number	Amount	Number	Amount	Number	Amount
At September 30, 2016	(dollars in thousands)
Loans receivable:
1-4 family residential real estate	30	$1,101	2	$449	32	$1,550
Commercial real estate	9	605	3	930	12	1,535
Commercial	2	51	1	125	3	176
Real estate construction	—	—	—	—	—	—
Consumer and other loans	8	335	—	—	8	335
Total loans	49	$2,092	6	$1,504	55	$3,596
________________________________

(1)
Acquired loans in the amount of $1.5 million are reflected in the Greater than 90 Days Accruing columns. These loans, which are accounted for under ASC 310-30, are reported as accruing loans due to the recognition of accretion income related to accretable discounts established at the time of acquisition.

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
________________________________

(1)
Acquired loans at September 30, 2015 that were greater than 90 days delinquent in the amount of $90,000 are reflected in the Greater than 90 Days Accruing columns. These loans, which are accounted for under ASC 310-30, are reported as accruing loans due to the recognition of accretion income related to accretable discounts established at the time of acquisition.

	Loans Delinquent and Still Accruing For				Total
	30-89 Days		90 Days and Over (1)
	Number	Amount	Number	Amount	Number	Amount
At September 30, 2014	(dollars in thousands)
Loans receivable:
1-4 family residential real estate	35	$2,178	11	$1,331	46	$3,509
Commercial real estate	17	1,654	14	5,167	31	6,821
Commercial	5	420	3	552	8	972
Real estate construction	—	—	—	—	—	—
Consumer and other loans	6	31	1	4	7	35
Total loans	63	$4,283	29	$7,054	92	$11,337
________________________________

(1)
Acquired loans at September 30, 2013 that were greater than 90 days delinquent in the amount of $6.3 million are reflected in the Greater than 90 Days Accruing columns. These loans, which are accounted for under ASC 310-30, are reported as accruing loans due to the recognition of accretion income related to accretable discounts established at the time of acquisition.

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
Potential problem loans are loans as to which management has serious concerns about the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention or substandard. Potential problem loans aggregated $50.5 million and $42.4 million at September 30, 2016 and 2015, respectively, with $13.1 million and $5.2 million classified special mention and $37.3 million and $37.2 million classified substandard at September 30, 2016 and 2015, respectively. Acquired loans at September 30, 2014 are included at 100% of their carrying value despite the Company only being responsible for the portion of the assets not covered by the FDIC.

The following table sets forth the aggregate amount of our classified assets at the dates indicated.

	At September 30,
	2016	2015	2014
	(in thousands)
Substandard assets:
Loans	$37,341	$37,175	$30,232
Other real estate owned	2,706	3,411	2,738
Repossessed assets	31	53	51
Securities (1)	—	—	—
Doubtful loans	—	—	—
Loss assets	—	—	—
Total classified assets (2)	$40,078	$40,639	$33,021
________________________________

(1)	Substandard securities represent certain non-investment grade investments.

(2)
For assets that were covered under loss sharing agreements with the FDIC at September 30, 2014, only the portion of the assets that were not covered by the FDIC agreements is reflected. The remaining portion of the covered assets is not included because they were covered by FDIC loss sharing agreements and therefore were not considered a classified asset.

Our largest substandard loan relationship at September 30, 2016 was a $4.6 million loan relationship. As of September 30, 2016, all loans in the relationship are current and interest and taxes due have been paid. The loan relationship is collateralized by income producing properties in Alabama. We believe we are adequately collateralized, even at lower current real estate values.
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
We incorporate certain refinements and improvements to the allowance for loan losses methodology from time to time. During the current fiscal year, we made minor refinements to the qualitative risk factors but no significant changes to our allowance methodology. The adjustments in our methodology were not material to the overall allowance or provision for the years ended September 30, 2016 and 2015.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended September 30,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Balance at beginning of period	$9,489	$9,471	$12,113	$18,531	$16,262
Charge-offs:
1-4 family residential real estate	(54)	(138)	(383)	(279)	(1,294)
Commercial real estate	(136)	(353)	(764)	(5,144)	(7,468)
Commercial	(26)	(20)	(66)	(3,241)	(2,041)
Real estate construction	—	—	—	—	(31)
Consumer and other loans	(12)	(18)	(53)	(334)	(397)
Total charge-offs	(228)	(529)	(1,266)	(8,998)	(11,231)
Recoveries:
1-4 family residential real estate	99	15	161	59	4
Commercial real estate	441	145	407	133	171
Commercial	793	317	311	146	613
Real estate construction	5	1	—	7	—
Consumer and other loans	22	69	8	3	7
Total recoveries	1,360	547	887	348	795
Net recoveries (charge-offs)	1,132	18	(379)	(8,650)	(10,436)
Provision for loan losses (1)	(250)	—	(2,263)	2,232	12,705
Balance at end of year	$10,371	$9,489	$9,471	$12,113	$18,531
Ratios: (2)
Net charge-offs as a percentage of average loans receivable (3)	(0.13)%	—%	0.06%	1.48%	1.60%
Allowance for loan losses as a percentage of nonperforming loans (4)	277.66%	229.85%	223.15%	414.66%	537.80%
Allowance for loan losses as a percentage of total loans receivable (5)	1.03%	1.30%	1.53%	2.04%	3.02%
________________________________

(1)
Prior to the early termination of the FDIC loss share agreements in the fourth quarter of fiscal 2015, only the Company’s loss share percentage of the provision for covered loan losses was recognized in the Statement of Income as a provision expense (benefit). The remainder was recorded as a (decrease) increase to the FDIC receivable for loss sharing agreements in the Statement of Financial Condition. For the years ended September 30, 2014, 2013, and 2012, the amount of provision (benefit) expense recognized in the Statement of Income was $(713,000), $1.5 million, and $4.5 million, respectively. For the years ended September 30, 2014, 2013, and 2012, the amount recorded as a (decrease) increase to the FDIC receivable was $(1.5 million), $742,000, and $8.2 million, respectively.

(2)
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

(3)	Net charge-offs as a percentage of average loans receivable, excluding acquired assets, for the years ended September 30, 2014, 2013 and 2012, were 0.08%, 0.32%, and 0.86%, respectively.

(4)	Allowance for loan losses as a percentage of nonperforming loans, excluding acquired assets, for the years ended September 30, 2014, 2013 and 2012, were 199.64%, 280.32%, and 237.69%, respectively.

(5)
Allowance for loan losses as a percentage of total loans receivable, excluding loans under purchase accounting and not subject to the ALLL model, for the years ended September 30, 2016, 2015, 2014, 2013 and 2012, were 1.35%, 1.30%, 1.55%, 1.70%, and 1.87%, respectively.

Allocation of Allowance for Loan Losses. At September 30, 2016, we had 90.8% of our total loan portfolio secured by real estate, with commercial real estate loans comprising 59.2% of the total loan portfolio, one- to four-family residential mortgage loans comprising 23.6% of the total loan portfolio, and construction loans comprising 8.0% of the total loan portfolio. We carefully monitor our commercial real estate loans since the repayment of these loans is generally dependent upon earnings from the collateral real estate or the liquidation of the real estate and is affected by national and local economic conditions. For many owner-occupied commercial real estate loans, debt service may be dependent upon cash flow from business operations. The residential category represents those loans we choose to maintain in our portfolio rather than selling into the secondary market. The residential loans held for sale category comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate and purchase price fixed so we take no credit or interest rate risk with respect to these loans.

An unallocated allowance is generally maintained in a range of 4% to 12% of the total allowance in recognition of the imprecision of the estimates. In times of greater economic downturn and uncertainty, the higher end of this range is provided. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories. During the fourth quarter of fiscal 2015, we allowed for a 0% unallocated amount due to the projection of significant recoveries during the first quarter of fiscal 2016. During the year ended September 30, 2016, our unallocated amount returned to within our normal range at 11% of the allowance.
The following tables set forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

	At September 30,
	2016		2015		2014
	Allowance for Loan Losses	Percent of Loans by Category to Total Loans	Allowance for Loan Losses	Percent of Loans by Category to Total Loans	Allowance for Loan Losses	Percent of Loans by Category to Total Loans
	(dollars in thousands)
1-4 family residential real estate	$779	23.6%	$709	25.9%	$980	26.5%
Commercial real estate	7,346	59.2	7,787	57.4	6,743	57.8
Commercial	600	7.1	474	5.2	426	4.6
Real estate construction	517	8.0	503	10.6	493	10.3
Consumer and other loans	79	2.1	16	0.9	45	0.8
Total allocated allowance	9,321	100.0%	9,489	100.0%	8,687	100.0%
Unallocated	1,050		—		784
Total	$10,371		$9,489		$9,471

	At September 30,
	2013		2012
	Allowance for Loan Losses	Percent of Loans by Category to Total Loans	Allowance for Loan Losses	Percent of Loans by Category to Total Loans
	(dollars in thousands)
1-4 family residential real estate	$982	22.6%	$1,075	19.4%
Commercial real estate	7,833	61.4	11,285	63.0
Commercial	811	4.9	3,769	6.1
Real estate construction	387	7.5	395	7.6
Consumer and other loans	1,187	3.6	1,255	3.9
Total allocated allowance	11,200	100.0%	17,779	100.0%
Unallocated	913		752
Total	$12,113		$18,531
Liquidity and Capital Resources
Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At September 30, 2016 and 2015, we had access to immediately available funds of approximately $243.0 million and $180.5 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit. Additionally, securities with lendable collateral value of $98.4 million and $97.9 million were available to be pledged at September 30, 2016 and 2015, respectively. The Company also had $14.5 million of certificates of deposit held at other financial institutions, which were inherited from the acquisition of CBS, at

September 30, 2016. These certificates, of which $2.2 million were maturing within the next 90 days at September 30, 2016, could be utilized over time to supplement our liquidity needs.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $91.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $206.3 million at September 30, 2016. At September 30, 2016, we had $50.0 million in advances from the FHLB outstanding. However, based on available pledged and unpledged collateral other than cash, $87.8 million and $98.4 million, respectively, in additional advances were available as of September 30, 2016.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
At September 30, 2016, we had $1.9 million of new loan commitments outstanding, and $151.7 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $54.8 million of unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2016 totaled $204.4 million, or 17.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are the origination of loans and the purchase of securities. During the year ended September 30, 2016, we originated $363.9 million of loans and purchased $46.4 million of securities.
Financing activities consist primarily of additions to deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $423.0 million for the year ended September 30, 2016. The net increase was due to the acquisition of CBS, which brought in $333.7 million of deposits, as well as a net increase of $75.2 million in legacy deposits. Overall, retail certificates of deposit and money market accounts increased $142.2 million and $115.6 million, respectively, during the year ended September 30, 2016, while transaction accounts increased $150.7 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provides an additional source of funds. Federal Home Loan Bank of Atlanta advances decreased by $12.0 million to $50.0 million during the year ended September 30, 2016, all of which were fixed rate advances. During 2016, the Company paid off $12.0 million of variable rate overnight FHLB advances in October 2015, as well as a $5.0 million fixed rate FHLB advance assumed in the acquisition of CBS in May 2016. The Company also paid off $72.0 million of overnight advances taken during the first and third quarters of fiscal 2016 to supplement liquidity needs. Federal Home Loan Bank advances have been used primarily to fund loan demand and to purchase securities. Our current asset/liability management strategy has been to pay off Federal Home Loan Bank of Atlanta advances as cash is available and the advances mature.
The Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2016, the Bank and the Company exceeded all regulatory capital requirements. The Bank and the Company are considered “well-capitalized” under regulatory guidelines. See Part I, Item 1 Business “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 17: Regulatory Matters in the Notes to our Consolidated Financial Statements.

The table of regulatory compliance with capital requirements for the Bank and the Company is presented below.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2016
Total risk-based capital (to risk-weighted assets):
Charter Financial Corporation	$187,625	16.74%	$89,648	8.00%	$112,060	10.00%
CharterBank	170,808	15.26	89,520	8.00	111,900	10.00
Tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	177,255	15.82	67,236	6.00	89,648	8.00
CharterBank	160,437	14.34	67,140	6.00	89,520	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	170,668	15.23	50,427	4.50	72,839	6.50
CharterBank	160,437	14.34	50,355	4.50	72,735	6.50
Tier 1 leverage (to average assets):
Charter Financial Corporation	177,255	12.68	55,928	4.00	69,910	5.00
CharterBank	160,437	11.51	55,772	4.00	69,715	5.00
September 30, 2015
Total risk-based capital (to risk-weighted assets):
Charter Financial Corporation	$209,426	25.48%	$65,763	8.00%	$82,203	10.00%
CharterBank	177,322	21.71	65,350	8.00	81,687	10.00
Tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	199,938	24.32	49,322	6.00	65,763	8.00
CharterBank	167,834	20.55	49,012	6.00	65,350	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	199,938	24.32	36,991	4.50	53,432	6.50
CharterBank	167,834	20.55	36,759	4.50	53,097	6.50
Tier 1 leverage (to average assets):
Charter Financial Corporation	199,938	19.11	41,857	4.00	52,321	5.00
CharterBank	167,834	16.04	41,857	4.00	52,321	5.00
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
Contractual Obligations. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2016. Fixed rates on loans ranged from 2.75% to 4.25% as of September 30, 2016.

	Payments Due by Period
	One year or less	Years two and three	Years four and five	More than five years	Total
	(in thousands)
Contractual obligations:
Loan commitments to originate mortgage loans	$1,939	$—	$—	$—	$1,939
Loan commitments to fund construction loans in process	81,082	—	—	—	81,082
Available unadvanced lines of credit on commercial loans	24,310	—	—	—	24,310
Loan commitments to fund commercial real estate loans in process	70,574	—	—	—	70,574
Available home equity and unadvanced lines of credit	30,495	—	—	—	30,495
Letters of credit	2,660	—	—	—	2,660
Lease agreements	468	798	685	1,030	2,981
Certificates of deposit	204,429	100,901	71,809	—	377,139
FHLB advances	—	25,000	25,000	—	50,000
Total	$415,957	$126,699	$97,494	$1,030	$641,180
Impact of Inflation and Changing Prices
The consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.
Non-GAAP Financial Measures
The measures entitled loan interest income excluding accretion and amortization of loss share receivable, net interest margin excluding the effects of purchase accounting, total core deposits and tangible book value per share are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are loan interest income, net interest margin, total deposits and book value per share, respectively.
Management uses these non-GAAP financial measures to assess the performance of the Company's business and the strength of its capital position. The Company believes that these non-GAAP financial measures provide meaningful additional information to assist management, investors and bank regulators in evaluating the Company's operating results, financial strength and capitalization and to permit investors to assess the performance of the Company on the same basis as that used by management. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors. Statements including non-GAAP financial measures should be read along with the accompanying tables which provide a reconciliation of non-GAAP financial measures to GAAP financial measures.

	For The Years Ended September 30,
	2016	2015	2014
Loans Receivable Income Excluding Accretion and Amortization of Loss Share Receivable
Loans receivable income	$43,548,848	$36,375,782	$35,003,936
Loan purchase discount accretion	4,371,087	5,945,442	6,593,661
Amortization of FDIC loss share receivable	—	(2,387,205)	(3,507,017)
Net purchase discount accretion and amortization	4,371,087	3,558,237	3,086,644
Loans receivable income excluding accretion and amortization of loss share receivable (Non-GAAP)	$39,177,761	$32,817,545	$31,917,292

Net Interest Margin Excluding the Effects of Purchase Accounting
Net Interest Margin	3.89%	3.67%	3.22%
Effect to adjust for net purchase discount accretion and amortization	(0.42)	(0.41)	(0.35)
Net interest margin excluding the effects of purchase accounting (Non-GAAP)	3.47%	3.26%	2.87%

Total Core Deposits
Total deposits	$1,161,843,586	$738,855,076	$717,192,200
Total certificates of deposit	377,138,976	233,701,228	230,944,330
Total core deposits (Non-GAAP)	$784,704,610	$505,153,848	$486,247,870

Tangible Book Value Per Share
Book value per share	$13.52	$12.79	$12.32
Effect to adjust for goodwill and other intangible assets	(2.16)	(0.31)	(0.26)
Tangible book value per share (Non-GAAP)	$11.36	$12.48	$12.06

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The table below sets forth, as of September 30, 2016, our calculation of the estimated changes in the Bank's net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present Value of Assets (3)(4)
	(dollars in thousands)
300	$242,141	$(543)	(0.2)%	16.8%	—%
200	$243,079	$394	0.2%	16.9%	0.1%
100	$243,432	$747	0.3%	16.9%	0.1%
—	$242,685	$—	—%	16.8%	—%
(100)	$226,298	$(16,386)	(6.8)%	15.7%	(1.1)%
________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the difference between the present value of an institution’s assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at September 30, 2016, in the event of a 200 basis point increase in interest rates, we would experience a 0.2% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 6.8% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of September 30, 2016, we were in compliance with our Board approved policy limits.
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

Selected Quarterly Financial Data (Unaudited)
Please refer to Item 6. Selected Financial Data for unaudited quarterly financial information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Charter Financial Corporation
We have audited Charter Financial Corporation’s internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Charter Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Charter Financial Corporation and subsidiary as of September 30, 2016 and 2015, and for each of the years in the three-year period ended September 30, 2016, and our report dated December 9, 2016, expressed an unqualified opinion on those consolidated financial statements.
/s/ Dixon Hughes Goodman LLP
December 9, 2016
Atlanta, GA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Charter Financial Corporation
We have audited the accompanying consolidated statements of financial condition of Charter Financial Corporation and subsidiary as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Financial Corporation and subsidiary as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal controls over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 9, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Dixon Hughes Goodman LLP
December 9, 2016
Atlanta, GA

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016	September 30, 2015
Assets
Cash and amounts due from depository institutions	$14,472,867	$9,921,822
Interest-earning deposits in other financial institutions	77,376,632	20,421,403
Cash and cash equivalents	91,849,499	30,343,225
Loans held for sale, fair value of $2,991,756 and $1,444,042	2,941,982	1,406,902
Certificates of deposit held at other financial institutions	14,496,410	—
Investment securities available for sale	206,336,287	184,404,089
Federal Home Loan Bank stock	3,361,800	3,515,600
Restricted securities, at cost	279,000	—
Loans receivable	1,005,702,737	725,673,178
Unamortized loan origination fees, net	(1,278,830)	(1,423,456)
Allowance for loan losses	(10,371,416)	(9,488,512)
Loans receivable, net	994,052,491	714,761,210
Other real estate owned	2,706,461	3,410,538
Accrued interest and dividends receivable	3,442,051	2,668,406
Premises and equipment, net	28,078,591	19,660,012
Goodwill	29,793,756	4,325,282
Other intangible assets, net of amortization	2,639,608	157,226
Cash surrender value of life insurance	49,268,973	48,423,510
Deferred income taxes	4,366,522	5,674,095
Other assets	4,775,805	8,329,239
Total assets	$1,438,389,236	$1,027,079,334
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,161,843,586	$738,855,076
Short-term borrowings	—	37,000,000
Long-term borrowings	50,000,000	25,000,000
Floating rate junior subordinated debt	6,587,549	—
Advance payments by borrowers for taxes and insurance	2,298,513	1,745,753
Other liabilities	14,510,052	19,547,895
Total liabilities	1,235,239,700	822,148,724
Stockholders’ equity:
Common stock, $0.01 par value; 15,031,076 shares issued and outstanding at September 30, 2016 and 16,027,654 shares issued and outstanding at September 30, 2015	150,311	160,277
Preferred stock, $0.01 par value; 50,000,000 shares authorized at September 30, 2016 and September 30, 2015	—	—
Additional paid-in capital	83,651,623	95,355,054
Unearned compensation – ESOP	(5,106,169)	(5,551,193)
Retained earnings	123,349,890	114,362,386
Accumulated other comprehensive income	1,103,881	604,086
Total stockholders’ equity	203,149,536	204,930,610
Total liabilities and stockholders’ equity	$1,438,389,236	$1,027,079,334

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2016	2015	2014
Interest income:
Loans receivable	$43,548,848	$36,375,782	$35,003,936
Taxable investment securities	3,742,085	3,655,493	3,617,988
Nontaxable investment securities	11,657	12,417	66,984
Federal Home Loan Bank stock	154,272	142,947	134,795
Interest-earning deposits in other financial institutions	216,736	93,432	331,045
Certificates of deposit held at other financial institutions	105,451	—	—
Restricted securities	5,013	—	—
Amortization of FDIC loss share receivable	—	(2,387,205)	(3,507,017)
Total interest income	47,784,062	37,892,866	35,647,731
Interest expense:
Deposits	3,452,758	2,727,372	3,255,032
Borrowings	1,955,445	2,285,550	2,474,733
Floating rate junior subordinated debt	221,571	—	—
Total interest expense	5,629,774	5,012,922	5,729,765
Net interest income	42,154,288	32,879,944	29,917,966
Provision for loan losses	(250,000)	—	(712,560)
Net interest income after provision for loan losses	42,404,288	32,879,944	30,630,526
Noninterest income:
Service charges on deposit accounts	7,043,693	6,449,248	5,815,479
Bankcard fees	4,953,645	4,032,421	3,556,754
Gain (loss) on investment securities available for sale	48,885	(27,209)	200,704
Bank owned life insurance	1,225,422	1,245,382	1,252,246
Gain on sale of loans	2,118,012	1,612,335	1,103,586
Brokerage commissions	650,727	732,336	590,255
Recoveries on acquired loans previously covered under FDIC loss share agreements	3,625,000	—	—
FDIC receivable for loss sharing agreements impairment	—	(2,434,903)	(174,291)
Other	1,298,746	719,620	1,932,277
Total noninterest income	20,964,130	12,329,230	14,277,010
Noninterest expenses:
Salaries and employee benefits	25,655,810	20,712,215	19,763,210
Occupancy	5,139,533	4,380,783	4,415,968
Data processing	4,427,636	2,931,736	2,912,611
Legal and professional	2,314,519	1,382,300	1,681,667
Marketing	1,590,171	1,639,943	1,594,155
Federal insurance premiums and other regulatory fees	859,125	755,872	891,615
Net (benefit) cost of operations of real estate owned	(334,954)	35,562	434,433
Furniture and equipment	870,675	881,465	727,627
Postage, office supplies and printing	868,674	872,837	865,853
Core deposit intangible amortization expense	415,617	266,451	380,210
Other	3,591,408	2,972,536	2,542,841
Total noninterest expenses	45,398,214	36,831,700	36,210,190
Income before income taxes	17,970,204	8,377,474	8,697,346
Income tax expense	6,106,884	2,805,312	2,742,213
Net income	$11,863,320	$5,572,162	$5,955,133
Basic net income per share	$0.83	$0.35	$0.29
Diluted net income per share	$0.79	$0.34	$0.28
Weighted average number of common shares outstanding	14,371,126	15,717,421	20,591,302
Weighted average number of common and potential common shares outstanding	14,983,344	16,399,831	21,101,388
See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2016	2015	2014

Net income	$11,863,320	$5,572,162	$5,955,133
Reclassification adjustment for net (gains) losses realized in net income, net of taxes of $18,869, $(10,503) and $77,471, respectively	(30,016)	16,706	(123,233)
Net unrealized holding gains on investment and mortgage securities available for sale arising during the period, net of taxes of $333,073, $843,362 and $759,860, respectively	529,811	1,341,515	1,208,691
Comprehensive income	$12,363,115	$6,930,383	$7,040,591

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock
	Number of shares	Amount	Additional paid-in capital	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at September 30, 2013	22,752,214	$227,522	$171,729,570	$(6,480,949)	$110,141,286	$(1,839,593)	$273,777,836
Net income	—	—	—	—	5,955,133	—	5,955,133
Dividends paid, $0.20 per share	—	—	—	—	(4,171,876)	—	(4,171,876)
Change in other comprehensive income	—	—	—	—	—	1,085,458	1,085,458
Allocation of ESOP common stock	—	—	96,225	496,632	—	—	592,857
Effect of restricted stock awards	—	—	662,747	—	—	—	662,747
Stock option expense	—	—	291,512	—	—	—	291,512
Issuance of common stock, restricted stock	360,751	3,608	(3,608)	—	—	—	—
Repurchase of shares	(4,851,577)	(48,516)	(53,190,282)	—	—	—	(53,238,798)
Balance at September 30, 2014	18,261,388	$182,614	$119,586,164	$(5,984,317)	$111,924,543	$(754,135)	$224,954,869
Net income	—	—	—	—	5,572,162	—	5,572,162
Dividends paid, $0.20 per share	—	—	—	—	(3,134,319)	—	(3,134,319)
Change in other comprehensive income	—	—	—	—	—	1,358,221	1,358,221
Allocation of ESOP common stock	—	—	128,135	433,124	—	—	561,259
Effect of restricted stock awards	—	—	792,619	—	—	—	792,619
Stock option expense	—	—	330,995	—	—	—	330,995
Issuance of common stock, restricted stock	2,265	23	(23)	—	—	—	—
Repurchase of shares	(2,235,999)	(22,360)	(25,482,836)	—	—	—	(25,505,196)
Balance at September 30, 2015	16,027,654	$160,277	$95,355,054	$(5,551,193)	$114,362,386	$604,086	$204,930,610
Net income	—	—	—	—	11,863,320	—	11,863,320
Dividends paid, $0.20 per share	—	—	—	—	(2,875,816)	—	(2,875,816)
Change in other comprehensive income	—	—	—	—	—	499,795	499,795
Allocation of ESOP common stock	—	—	216,340	445,024	—	—	661,364
Effect of restricted stock awards	—	—	784,280	—	—	—	784,280
Stock option expense	—	—	330,783	—	—	—	330,783
Issuance of common stock, restricted stock	19,846	198	126,259	—	—	—	126,457
Repurchase of shares	(1,016,424)	(10,164)	(13,161,093)	—	—	—	(13,171,257)
Balance at September 30, 2016	15,031,076	$150,311	$83,651,623	$(5,106,169)	$123,349,890	$1,103,881	$203,149,536

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2016	2015	2014
Cash flows from operating activities:
Net income	$11,863,320	$5,572,162	$5,955,133
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for non-acquired loan losses	(250,000)	—	300,000
Provision for acquired loan losses	—	—	(1,012,560)
Provision for FDIC receivable impairment	—	2,541,571	521,637
Depreciation and amortization	1,476,203	1,523,576	1,395,958
Deferred income tax expense	1,050,103	1,857,217	2,560,568
Accretion and amortization of premiums and discounts, net	935,454	1,331,456	2,010,148
Accretion of fair value discounts related to acquired loans	(4,371,088)	(5,945,546)	(6,593,660)
Accretion of fair value discounts related to FDIC receivable	—	(106,668)	(347,347)
Amortization of FDIC loss share receivable	—	2,387,205	3,507,017
Write down of asset held for sale	325,004	87,500	—
Gain on sale of loans and loan servicing release fees	(2,118,012)	(1,612,335)	(1,103,586)
Proceeds from sale of loans	87,666,768	64,715,797	43,420,429
Originations and purchases of loans held for sale	(86,590,036)	(62,455,642)	(42,514,172)
(Gain) loss on sale of mortgage-backed securities, collateralized mortgage obligations and other investments	(48,885)	27,209	(200,704)
Write down of real estate owned	163,741	246,891	523,104
Gain on sale of real estate owned	(900,054)	(397,392)	(298,170)
Loss (gain) on sale of fixed assets	61,464	(7,500)	—
Restricted stock award expense	784,280	792,619	662,747
Stock option expense	330,783	330,995	291,512
Increase in cash surrender value of bank owned life insurance	(1,225,422)	(1,245,382)	(1,252,246)
Gain on settlement of bank owned life insurance	(266,696)	—	—
Donation of other real estate owned	21,500	—	—
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	65,220	(209,059)	269,555
Decrease (increase) in other assets	4,240,625	905,410	(647,711)
(Decrease) increase in other liabilities	(4,952,556)	8,207,370	1,383,037
Net cash provided by operating activities	8,261,716	18,547,454	8,830,689
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	22,031,385	14,024,154	9,906,708
Principal collections on investment securities available for sale	20,133,338	23,907,354	24,782,146
Purchase of investment securities available for sale	(46,442,903)	(39,599,793)	(23,863,931)
Proceeds from maturities or calls of investment securities available for sale	4,500,000	6,774,050	15,385,400
Proceeds from redemption of Federal Home Loan Bank stock	2,932,600	437,300	497,400
Purchase of Federal Home Loan Bank stock	(2,233,500)	(510,000)	—
Net decrease in certificates of deposit held at other financial institutions	10,699,000	—	—
Net decrease (increase) in loans receivable	24,075,918	(105,753,423)	(25,733,580)
Net decrease in FDIC receivable	—	5,266,794	15,710,013
Principal reductions of OREO	—	58,891	180,089
Proceeds from sale of real estate owned	3,631,676	7,676,904	14,509,181
Proceeds from sale of premises and equipment	354,499	7,500	547,030
Purchase of bank owned life insurance	—	—	(6,100,000)
Proceeds from settlement of bank owned life insurance	646,655	—	—
Purchases of premises and equipment, net of dispositions	(1,593,035)	(413,744)	(383,563)
Net cash paid in acquisitions	(42,520,560)	—	—
Net cash (used in) provided by investing activities	(3,784,927)	(88,124,013)	25,436,893

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended September 30,
	2016	2015	2014
Cash flows from financing activities:
Repurchase of shares	(13,171,257)	(25,505,196)	(53,238,798)
Issuance of common stock	126,457	—	—
Dividends paid	(2,875,816)	(3,134,319)	(4,171,876)
Net increase (decrease) in deposits	89,531,372	21,662,876	(34,104,468)
Proceeds from Federal Home Loan Bank advances	97,000,000	12,000,000	—
Principal payments on Federal Home Loan Bank advances	(114,000,000)	(5,000,000)	(5,000,000)
Net increase in advance payments by borrowers for taxes and insurance	418,729	433,470	258,032
Net cash provided by (used in) financing activities	57,029,485	456,831	(96,257,110)
Net increase (decrease) in cash and cash equivalents	61,506,274	(69,119,728)	(61,989,528)
Cash and cash equivalents at beginning of period	30,343,225	99,462,953	161,452,481
Cash and cash equivalents at end of period	$91,849,499	$30,343,225	$99,462,953
Supplemental disclosures of cash flow information:
Interest paid	$5,141,621	$4,973,645	$5,747,739
Income taxes paid (recovered)	2,547,438	409,920	(81,290)
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$1,757,886	$3,237,134	$6,527,381
Write down of real estate owned reimbursed by the FDIC	—	(830,225)	1,330,943
Gain on real estate sold payable to the FDIC	—	1,273,132	1,349,675
Issuance of common stock under stock benefit plan	661,364	561,259	592,857
Unrealized gain on investment securities available for sale, net	499,795	1,358,221	1,085,458
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$373,488,036	$—	$—
Other intangible assets acquired	28,366,473	—	—
Fair value of liabilities assumed	(345,948,385)	—	—
Total merger consideration	$55,906,124	$—	$—

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies
Charter Financial Corporation, a Maryland corporation ("Charter Financial" or the "Company") is a savings and loan holding company that was incorporated under the laws of the State of Maryland in April 2013 to serve as the holding company for CharterBank (the "Bank"). The Bank is a federally-chartered savings bank that was originally founded in 1954 as a federally-chartered mutual savings and loan association.
The consolidated financial statements of Charter Financial Corporation and subsidiary include the financial statements of Charter Financial Corporation and its wholly owned subsidiary, CharterBank. All intercompany accounts and transactions have been eliminated in consolidation.
The Company primarily provides real estate loans and a full range of deposit products to individual and small business consumers through its branch offices in Metro Atlanta, the I-85 corridor south to Auburn, Alabama, and the Florida Gulf Coast. The Company primarily competes with other financial institutions in its market area. The Company’s primary lending market has been the states of Georgia, Alabama and Florida. The Company operates and manages as a one-bank holding company and, as such, has no reportable segments.
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
Certain reclassifications of 2014 and 2015 balances have been made to conform to classifications used in 2016. These reclassifications did not change net income or total stockholders' equity.

(b)	Cash and Cash Equivalents
Cash and cash equivalents, as presented in the consolidated financial statements, include amounts due from other depository institutions and interest-bearing deposits in other financial institutions. Generally, interest-bearing deposits in other financial institutions are for one-day periods.

(c)	Certificates of Deposit Held at Other Financial Institutions
The Company's investments in certificates of deposit issued by other financial institutions are generally fully insured by the FDIC up to the applicable limit of $250,000 and have an original maturity of between 12 and 120 months. The current remaining maturities of the Company's certificates of deposit held at other financial institutions at September 30,

2016 range from 3 days to 90 months with a weighted average maturity of 18 months and a weighted average yield of 1.33%.

(d)	Investments, Collateralized Loan Obligations, Mortgage-Backed Securities, Collateralized Mortgage Obligations, Federal Home Loan Bank Stock, and Restricted Securities
Investments, collateralized loan obligations, mortgage-backed securities, and collateralized mortgage obligations available for sale are reported at fair value, as determined by pricing services. The pricing service valuations are reviewed by management for reasonableness. Investment in stock of the Federal Home Loan Bank (“FHLB”) is required of every federally insured financial institution which utilizes its services. Our investment in restricted securities is related to our investment in floating rate junior subordinated debentures. The investments in FHLB stock and restricted securities are carried at cost and such stock is evaluated for any potential impairment.
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

(e)	Loans and Interest Income
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
Performing loans acquired are accounted for using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. Such estimated credit losses are recorded as an acquisition fair value adjustment and are accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition.
Previously, loans covered under loss sharing agreements with the FDIC (“Covered Loans”) were reported in loans exclusive of the expected reimbursement from the FDIC as it was not contractually embedded in the loans and loss sharing was not transferable with the loans should a decision be made to dispose of them. Covered Loans were initially recorded at fair value at the acquisition date and were continually reviewed for collectability based on the expectation of cash flows on these loans. Prospective losses incurred on Covered Loans were eligible for partial reimbursement by the FDIC under loss sharing agreements. Subsequent decreases in the amount expected to be collected resulted in a provision for credit losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent significant increases in the amount expected to be collected resulted in the reversal of any previously recorded provision for credit losses and related allowance for loan and lease losses and adjustments to the FDIC receivable. Decreases in credit losses expected to occur within the loss share term reduced the amount collectible from the FDIC and increased the amount collectible from customers in the form of prospective accretion on loans. Increases in the portion of indemnification asset collectible from customers were amortized to income. Periodic amortization represented the amount that was expected to result in symmetrical recognition of pool-level accretion and amortization over the shorter of 1) the life of the loan or 2) the life of the shared loss agreement. Interest was accrued daily on the outstanding principal balances of non-impaired loans. Despite the early termination of all loss share agreements with the FDIC during the fourth quarter of fiscal 2015, see Note 7: FDIC Receivable for Loss Share Agreements, accretable discounts related to certain fair value adjustments are still being accreted into income over the estimated lives of the loans on a level yield basis.
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

(f)	Allowance for Loan Losses
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

(g)	Other Real Estate Owned
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
Costs of improvements to real estate are capitalized, while costs associated with holding the real estate are charged to operations.

(h)	Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets range from 20 to 39 years for buildings and improvements and 3 to 15 years for furniture, fixtures, and equipment.

(i)	Receivable from FDIC for Loss Sharing Agreements
Under loss sharing agreements with the FDIC, the Bank recorded a receivable from the FDIC equal to the reimbursable portion of the estimated losses in the covered loans and other real estate acquired. Prior to the early termination of all loss share agreements with the FDIC during the fourth quarter of fiscal 2015, see Note 7: FDIC Receivable for Loss Share Agreements, the receivable was measured separately from the covered assets acquired as it was not contractually embedded in the loans and not transferable with the loans should a decision be made to dispose of them. The receivable was recorded at the present value of the estimated cash flows using an appropriate discount rate of approximately 4% for NCB, 1.5% for MCB, and 2% for FNB at the date of the respective acquisition and was reviewed and updated prospectively as loss estimates related to covered loans and other real estate acquired through foreclosure changed. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss share reimbursements from the FDIC. Certain adjustments to the receivable were recorded over the lesser of the remaining life of applicable covered loans or the term of loss sharing. Most third party expenses on real estate and covered loans were covered under the loss sharing agreements and the cash flows from the reimbursable portion were included in the estimate of cash flows.

(j)	Mortgage Banking Activities and Mortgage Servicing Rights
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
The standard structure of mortgage loan sales provides for the Company to retain a portion of the cash flow from the interest payments received on the loan. Fees for servicing loans for investors are based on the outstanding principal balance of the loans serviced and are recognized as income when earned. This cash flow is commonly known as a servicing spread. The servicing spread is recognized as a servicing asset to the extent the spread exceeds adequate compensation for the servicing function and recorded as a component of Other assets in the consolidated statements of financial condition. The fair value of the servicing asset is measured on a recurring basis at the present value of future cash flows using market-based discount assumptions. The future cash flows for each asset are based on their unique characteristics and market-based assumptions for prepayment speeds, default and voluntary prepayments. Adjustments to fair value are recorded as a component of Gain on sale of loans. The value of our servicing portfolio is periodically independently evaluated.

(k)	Income Taxes
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

(l)	Comprehensive Income
Comprehensive income for the Company consists of net income for the period, unrealized holding gains and losses on investments, mortgage-backed securities, collateralized mortgage-backed securities, and collateralized mortgage obligations classified as available for sale, net of income taxes, and certain reclassification adjustments. For the periods ended September 30, 2016 and 2015, there were no items reclassified out of other comprehensive income with the exception of realized gains/losses on securities available for sale. Items reclassified out of comprehensive income are included within non-interest income on the consolidated statements of income for all periods presented.

(m)	Goodwill and Other Intangible Assets
Intangible assets include goodwill, which is the cost in excess of net assets acquired in connection with the acquisitions of EBA Bancshares, Inc. and subsidiary, Eagle Bank of Alabama (collectively "EBA") and CBS Financial Corporation and subsidiary, Community Bank of the South (collectively "CBS"). Intangible assets also include core deposit intangibles associated with the acquisitions of The First National Bank of Florida and CBS. The core deposit tangible is being amortized over six and ten years, respectively.
The Company tests its goodwill for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the implied fair value of the goodwill is less than the goodwill’s carrying value. Impairment losses, if incurred, would be charged to operating expense. For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit. The Company performed a qualitative assessment and determined that it was more likely than not that the fair value of the reporting unit was greater than the carrying amount at September 30, 2016.

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

	Years Ended September 30,
	2016	2015	2014
Numerator:
Net income	$11,863,320	$5,572,162	$5,955,133
Denominator:
Weighted average common shares outstanding	14,371,126	15,717,421	20,591,302
Common stock equivalents	612,218	682,410	510,086
Diluted shares	$14,983,344	$16,399,831	$21,101,388
Net income per share:
Basic	$0.83	$0.35	$0.29
Diluted	$0.79	$0.34	$0.28

(p)	Employee Stock Ownership Plan (ESOP)
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

(q)	Bank Owned Life Insurance
The Company owns life insurance policies to provide for the payment of death benefits related to existing deferred compensation and supplemental income plans maintained for the benefit of certain executives and directors of the Company. The total cash surrender value amounts of such policies at September 30, 2016 and 2015 was $49,268,973 and $48,423,510, respectively. The Company recorded, as income, increases to the cash surrender value of $1,225,422, $1,245,382, and $1,252,246, for the years ended September 30, 2016, 2015, and 2014, respectively.

(r)	Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following nine specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned; 6) life insurance policies; 7) distributions received from equity method investees; 8) beneficial interests in securitization transactions; and 9) separately identifiable cash flows and application of the predominance principle. The amendments are effective for public companies for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance to be material to the consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a "current expected credit loss" ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently in the process of assembling a transition team to assess the adoption of this ASU, which will come up with a project plan regarding implementation.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-

based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
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
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date.  The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company adopted the guidance related to this ASU early in its accounting for the CBS acquisition.
In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, to clarify the SEC staff's position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15 is effective upon issuance for all entities. The updated guidance had no effect on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was to be effective for annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, deferring the effective date for the standard to reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact this standard will have on its balance sheet and results of operations.

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
Goodwill of $25.5 million, which is the excess of the merger consideration over the estimated fair value of net assets acquired, was recorded in the CBS acquisition and is the result of expected operational synergies and other factors. This goodwill is expected to be deductible for tax purposes. During the fourth quarter of 2016, management revised its initial estimates and assumptions regarding the fair value of certain acquired loans and deposits. Because such revisions occurred during the first 12 months following the date of acquisition and were not the result of a change in circumstances, management has decreased the initial goodwill recorded in the CBS transaction by $196,000 to reflect this change in estimate.
The Company assumed $5.2 million in floating rate junior subordinated debt payable to CBS Trust I and $4.1 million payable to CBS Trust II that must be redeemed by December 15, 2037 and March 31, 2034, respectively. The acquired CBS Trust I debentures require interest to be paid quarterly at a rate of LIBOR plus 2.75%, while the acquired CBS Trust II debentures require interest to be paid quarterly at a rate of Prime plus 0.25%. The fair value adjustment on the junior subordinated debentures of $2.7 million will be amortized by the effective interest method over the remaining lives of the subordinated debentures. See Note 12: Borrowings and Subordinated Debentures for further information.
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

Purchase Price:
Cash paid to CBS shareholders		$55,906,124

Fair value of assets acquired:
Cash and cash equivalents	$13,385,564
Certificates of deposit held at other financial institutions	25,202,320
Investment securities available for sale	22,198,577
Loans held for sale	924,000
Loans receivable, net	300,775,423
Federal Home Loan Bank stock	545,300
Restricted securities, at cost	279,000
Premises and equipment	7,945,313
Accrued interest and dividends receivable	838,865
Other real estate owned	454,900
Core deposit intangible	2,898,000
Other assets	938,774
Total assets acquired	376,386,036

Fair value of liabilities assumed:
Deposits	333,719,277
Federal Home Loan Bank advances	5,000,000
Floating rate junior subordinated debt	6,519,000
Advance payments by borrowers for taxes and insurance	134,031
Other liabilities	576,077
Total liabilities assumed	$345,948,385

Fair value of net assets acquired		30,437,651
Goodwill recognized for CBS		$25,468,473
No loans were recognized as credit impaired in the acquisition.
The Company recorded $4.2 million of merger-related expenses during the year ended September 30, 2016. Integration of the acquisition was completed during the fourth quarter of fiscal 2016, and no further merger-related costs are expected.
The following unaudited pro forma financial information reflects the consolidated results of operations of the Company and CBS. These results combine the historical results of CBS in the Charter Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on October 1, 2013. The unaudited pro forma information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future results of operations of Charter.

	Pro Forma	Pro Forma	Pro Forma
	Year Ended September 30,	Year Ended September 30,	Year Ended September 30,
	2016	2015	2014
Net interest income	$51,384,220	$51,356,805	$44,092,118
Net income	$14,776,222	$14,748,351	$11,990,187
Earnings per share:
Basic	$1.03	$0.94	$0.58
Diluted	$0.99	$0.90	$0.57

Note 3: Goodwill and Other Intangible Assets
Goodwill and other intangible assets include cost in excess of net assets acquired and core deposit intangibles recorded in connection with certain acquisitions. Management tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The core deposit intangibles are being amortized over the average remaining life of the acquired customer deposits, ranging from six to ten years. The Company recorded amortization expense related to the core deposit intangible of $415,617, $266,451, and $380,210 for the years ended September 30, 2016, 2015, and 2014, respectively.
At September 30, 2016 and 2015, intangible assets are summarized as follows:

	September 30,
	2016	2015

Goodwill	$29,793,756	$4,325,282

Core deposit intangible	$6,267,449	$3,369,449
Less accumulated amortization	3,627,841	3,212,223
Other intangible assets, net of amortization	$2,639,608	$157,226
Amortization expense for the core deposit intangible for the next five years and thereafter as of September 30, 2016 is as follows:

Year Ending September 30,
2017	$535,109
2018	410,500
2019	330,500
2020	266,000
2021	214,000
Thereafter	883,499
$2,639,608

Note 4: Securities Available for Sale
Securities available for sale are summarized as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$2,483,779	$42,041	$(1,653)	$2,524,167
Collateralized loan obligations	39,748,828	79,464	(121,564)	39,706,728
Mortgage-backed securities:
FHLMC certificates	27,432,208	592,777	—	28,024,985
FNMA certificates	126,292,589	1,213,349	(102,546)	127,403,392
GNMA certificates	1,509,079	3,878	—	1,512,957
Private-label mortgage securities: (1)
Investment grade	847,064	1,100	(36,696)	811,468
Split rating (2)	553,376	—	(5,390)	547,986
Non-investment grade	5,796,816	212,151	(204,363)	5,804,604
Total	$204,663,739	$2,144,760	$(472,212)	$206,336,287
________________________________

(1)	Credit ratings are current as of September 30, 2016.

(2)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$39,637,499	$59,751	$(201,133)	$39,496,117
Mortgage-backed securities:
FHLMC certificates	35,533,446	485,501	(27,505)	35,991,442
FNMA certificates	97,676,102	787,507	(245,560)	98,218,049
GNMA certificates	1,553,500	5,095	—	1,558,595
Collateralized mortgage obligations:
FHLMC	36,571	2,643	—	39,214
FNMA	61,929	1,386	—	63,315
Private-label mortgage securities:
Investment grade	1,068,490	4,040	(41,214)	1,031,316
Split rating (1)	880,802	—	(5,386)	875,416
Non-investment grade	7,040,469	179,372	(89,216)	7,130,625
Total	$183,488,808	$1,525,295	$(610,014)	$184,404,089
________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.
Proceeds from called or matured securities available for sale during the years ended September 30, 2016, 2015 and 2014 were $4.5 million, $6.8 million, and $15.4 million, respectively. Proceeds from sales of securities available for sale during years ended September 30, 2016, 2015, and 2014 were $22.0 million, $14.0 million, and $9.9 million, respectively. Gross realized gains on the sale of these securities were $49,144, $2,507, and $202,053, for the years ended September 30, 2016, 2015 and 2014, respectively and gross realized losses were $259, $29,716 and $1,349 for the years ended September 30, 2016, 2015 and 2014, respectively.
The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due within one year	$203,582	$203,204
Due from one year to five years	1,570,181	1,578,456
Due after five years	40,458,843	40,449,235
Mortgage-backed securities	162,431,133	164,105,392
Total	$204,663,739	$206,336,287
The Company’s investment in FHLB stock was $3.4 million and $3.5 million at September 30, 2016 and 2015, respectively. The investment in FHLB stock is carried at cost because it is considered a restricted stock investment with no readily determinable market value. As of September 30, 2016, the investment in FHLB stock represented approximately 0.23% of total assets and the amortized cost and fair value of this investment are equal. In determining the carrying amount of the FHLB stock, the Company evaluated the ultimate recoverability of the par value. The Company has reviewed the assessments by rating agencies, which have concluded that debt ratings are likely to remain unchanged and the FHLB has the ability to absorb economic losses, given the expectation that the various FHLB Banks have a very high degree of government support.
Furthermore, the Company currently has sufficient liquidity or has access to other sources of liquidity to meet all operational needs in the foreseeable future, and would not have the need to dispose of this stock below the recorded amount. For the reasons above, the Company concluded that the investment in FHLB stock is not other-than-temporarily impaired as of September 30, 2016 and ultimate recoverability of the par value of this investment is probable.
Securities available for sale with an aggregate carrying value of $103.5 million at September 30, 2016, were available to be pledged to secure FHLB advances, however no securities were pledged at September 30, 2016 or 2015 to secure FHLB advances.

As part of the Company's investment in floating rate junior subordinated debt assumed in the acquisition of CBS (see Note 2: Business Combinations and Note 12: Borrowings and Subordinated Debentures), the Company had $279,000 in restricted securities at September 30, 2016. The investment in restricted securities is carried at cost because it is considered a restricted stock investment with no readily determinable market value. The Company receives quarterly dividends from each investment in debentures. Dividend income from restricted securities totaled $5,013 during the year ended September 30, 2016.
Securities available for sale in a continuous unrealized loss position for less than 12 months at September 30, 2016 are as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$1,025,997	$(1,653)	$1,024,344
Mortgage-backed securities:
FNMA certificates	15,742,485	(71,197)	15,671,288
Private-label mortgage securities	2,487,651	(125,727)	2,361,924
Total	$19,256,133	$(198,577)	$19,057,556

	September 30, 2015
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$19,912,486	$(201,133)	$19,711,353
Mortgage-backed securities:
FHLMC certificates	16,021,392	(27,505)	15,993,887
FNMA certificates	35,454,134	(116,303)	35,337,831
Total	$71,388,012	$(344,941)	$71,043,071
Securities available for sale that have been in a continuous unrealized loss position for greater than 12 months at September 30, 2016 and 2015 are as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$15,469,859	$(121,564)	$15,348,295
Mortgage-backed securities:
FNMA certificates	3,923,709	(31,349)	3,892,360
Private-label mortgage securities	2,463,439	(120,722)	2,342,717
Total	$21,857,007	$(273,635)	$21,583,372

	September 30, 2015
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FNMA certificates	$21,182,347	$(129,257)	$21,053,090
Private-label mortgage securities	3,250,506	(135,816)	3,114,690
Total	$24,432,853	$(265,073)	$24,167,780
At September 30, 2016, the Company had approximately $246,000 of gross unrealized losses on private-label mortgage securities with aggregate amortized cost of approximately $5.0 million. During the years ended September 30, 2016 and 2015, the Company did not record any other-than-temporary impairment charges. Other than previously stated, the Company is projecting that it will receive essentially all contractual cash flows so there is no break in yield or additional other-than-temporary impairment.
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
The Company previously recognized $380,000 in credit losses on its investment portfolio. The Company recorded no such credit losses during the years ended September 30, 2016, 2015 or 2014.
The following table shows issuer-specific information, including current par value, book value, fair value, credit rating and unrealized gain (loss) for selected securities in the Company’s portfolio of private label mortgage securities as of September 30, 2016.

Cusip	Description	Credit Rating (1)			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Amortized Cost	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch	(dollars in thousands)
Investment Grade
36228FQF6	GSR 2003-4F 1A2	n/a	AA+	BBB	$—	$123	$123	$124	$1
55265KL80	MASTR 2003-8 4A1	n/a	A+	AA	—	78	77	78	1
86359BVF5	SARM 2004-6 3A3	n/a	A+	n/a	—	646	647	609	(38)
	Total				—	847	847	811	(36)
Split Rating
17307GDL9	CMLTI 2004-HYB1 A31	Ba2	n/a	BBB	—	553	553	548	(5)
	Total				—	553	553	548	(5)
Non-Investment Grade
576433UQ7	MARM 2004-13 B1	NR	CCC	n/a	380	2,426	2,046	2,258	212
576433VN3	MARM 2004-15 4A1	Caa2	n/a	B	—	1,264	1,264	1,185	(79)
576433QD1	MARM 2004-7 5A1	B2	BB	n/a	—	2,487	2,487	2,362	(125)
	Total				380	6,177	5,797	5,805	8
	Grand Total				$380	$7,577	$7,197	$7,164	$(33)
________________________________

(1)	Credit ratings are current as of September 30, 2016.
There was a minor upgrade to one of the investment grade securities and our one security with a split rating during the year ended September 30, 2016, as well as minor downgrades to two of our non-investment grade securities. All other credit ratings remained unchanged on the non-agency collateralized mortgage obligations.
Changes in accumulated other comprehensive income by component for the years ended September 30, 2016, 2015 and 2014 are shown in the table below. All amounts are net of tax. The line item affected in the consolidated statements of income by the reclassified amounts is gain on securities available for sale.

	Unrealized Gain/Loss on Available-for-Sale Securities
	Years Ended September 30,
	2016	2015	2014

Beginning balance	$604,086	$(754,135)	$(1,839,593)
Other comprehensive income/loss before reclassifications	529,811	1,341,515	1,208,691
Amounts reclassified from accumulated other comprehensive income/loss to gain (loss) on investment securities available for sale	(30,016)	16,706	(123,233)
Net current-period other comprehensive income/loss	499,795	1,358,221	1,085,458
Ending balance	$1,103,881	$604,086	$(754,135)

Note 5: Loans and Allowance for Loan Losses
Loans outstanding, by portfolio segment, are summarized in the following table:

	September 30, 2016	September 30, 2015

1-4 family residential real estate	$236,939,555	$188,043,631
Commercial real estate	595,157,268	416,575,608
Commercial	71,865,081	37,444,399
Real estate construction	80,500,321	77,217,378
Consumer and other	21,240,512	6,392,162
Total loans, net of acquisition fair value adjustments	1,005,702,737	725,673,178
Unamortized loan origination fees, net	(1,278,830)	(1,423,456)
Allowance for loan losses	(10,371,416)	(9,488,512)
Total loans, net	$994,052,491	$714,761,210
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
Commercial real estate loans are generally made by the Company to entities in Georgia, Alabama, Florida and adjoining states and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and generally requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2016, approximately 29.7% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.
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
The Company also originates first and second mortgage loans and home equity lines of credit secured by one- to four-family residential properties within Georgia, Alabama and the Florida panhandle. Management currently originates mortgages at all branch locations, but utilizes a centralized underwriting location to reduce risk. The Company originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate 30 year conforming loans are generally originated for resale into the secondary market and loans that are non-conforming due to property exceptions and that have adjustable rates are generally retained in the Company’s portfolio. The non-conforming loans originated are not considered to be subprime loans and the amount of subprime and low documentation loans held by the Company is not material. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance. At September 30, 2016, the Company had $38.0 million of home equity lines of credit and second mortgage loans.
The Company originates consumer loans that consist of loans on deposits, auto loans, purchased mobile home loans and various other installment loans. The Company primarily offers consumer loans as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. The Company’s consumer lending generally follows accepted industry standards for non-subprime lending, including credit scores and debt to income ratios.
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

Nonaccrual and Past Due Loans. An aging analysis of past due loans, segregated by class of loans, at September 30, 2016 and 2015 was as follows:

	September 30, 2016	September 30, 2015

Current	$998,370,863	$718,875,005
Accruing past due loans:
30-89 days past due
1-4 family residential real estate	1,101,667	692,019
Commercial real estate	604,724	1,748,329
Commercial	50,712	94,602
Real estate construction	—	—
Consumer and other	335,062	44,951
Total 30-89 days past due	2,092,165	2,579,901
90 days or greater past due (1)
1-4 family residential real estate	449,901	32,217
Commercial real estate	929,944	72,273
Commercial	124,553	—
Real estate construction	—	—
Consumer and other	—	—
Total 90 days or greater past due	1,504,398	104,490
Total accruing past due loans	3,596,563	2,684,391
Nonaccruing loans: (2)
1-4 family residential real estate	930,121	1,469,088
Commercial real estate	2,705,439	2,513,204
Commercial	99,751	126,432
Real estate construction	—	—
Consumer and other	—	5,058
Nonaccruing loans	3,735,311	4,113,782
Total loans	$1,005,702,737	$725,673,178
________________________________

(1)
Acquired loans in the amount of $1.5 million and $90,226 at September 30, 2016 and 2015, respectively, are regarded as accruing loans and included in this section. These loans, which are accounted for under ASC 310-30, are reported as accruing loans because of accretable discounts established at the time of acquisition.

(2)
Acquired loans in the amount of $2.5 million and $4.8 million at September 30, 2016 and 2015, respectively, are regarded as accruing loans and excluded from the nonaccrual section due to the ongoing recognition of accretion income established at the time of acquisition.

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

Impaired loans for the periods ended September 30, 2016 and 2015, segregated by class of loans are presented below. At September 30, 2016, there was a recorded allowance for loan losses of $47,955 on impaired loans. There was no allowance for loan losses on impaired loans at September 30, 2015.

				Year Ended September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Average Investment in Impaired Loans	Interest Income Recognized

1-4 family residential real estate	$1,042,504	$1,644,044	$—	$1,108,660	$10,113
Commercial real estate	7,177,709	8,814,954	47,955	7,489,531	325,540
Commercial	99,751	269,707	—	131,506	—
Real estate construction	—	—	—	—	—
Total impaired loans	$8,319,964	$10,728,705	$47,955	$8,729,697	$335,653
________________________________

(1)
Commercial real estate loans with related allowances totaling $47,955 had a recorded investment and unpaid principal balance of $120,174 at September 30, 2016. During the year ended September 30, 2016, the Company had an average investment in such loans of $97,131 and recorded $3,931 of interest income on the loans.

The recorded investment in accruing troubled debt restructured loans at September 30, 2016 totaled $4.6 million and is included in the impaired loan table above.

				Year Ended September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized

1-4 family residential real estate	$1,621,663	$2,166,477	$—	$1,694,775	$14,472
Commercial real estate	8,421,326	10,406,885	—	8,611,964	346,819
Commercial	126,432	241,581	—	158,547	298
Real estate construction	—	—	—	—	—
Total impaired loans	$10,169,421	$12,814,943	$—	$10,465,286	$361,589
The recorded investment in accruing troubled debt restructured loans at September 30, 2015 totaled $6.0 million and is included in the impaired loan table above.
For the years ended September 30, 2016 and 2015, the following tables present a breakdown of the types of concessions determined to be troubled debt restructurings (“TDRs”) during the period by loan class:

	Accruing Loans			Nonaccrual Loans
	Year Ended September 30, 2016			Year Ended September 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
1-4 family residential real estate	1	$26,118	$26,118	—	$—	$—
Commercial real estate	—	—	—	1	271,107	193,500
Total	1	$26,118	$26,118	1	$271,107	$193,500

	Accruing Loans			Nonaccrual Loans
	Year Ended September 30, 2015			Year Ended September 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
1-4 family residential real estate	1	$109,369	$88,184	—	$—	$—
Commercial real estate	—	$—	$—	1	$116,734	$116,734
Total	1	$109,369	$88,184	1	$116,734	$116,734
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
At September 30, 2016, restructured loans with a modified balance of $4,584,653 were accruing and $1,760,233 were nonaccruing. At September 30, 2015, restructured loans with a modified balance of $6,046,433 were accruing and $1,607,035 were nonaccruing.
As of September 30, 2016, there were no loans that defaulted within twelve months of restructure. There was one loan with a balance of $108,861 that defaulted within twelve months of its restructure at September 30, 2015.
Acquired Impaired Loans. The following table documents changes in the accretable discount on acquired credit impaired loans during the years ended September 30, 2016 and 2015:

	September 30,
	2016	2015

Balance, beginning of period	$3,391,288	$5,843,697
Loan accretion	(2,929,217)	(5,874,337)
Transfer from nonaccretable difference	—	3,421,928
Balance, end of period	$462,071	$3,391,288
The following table presents the outstanding balances and related carrying amounts for all purchase credit impaired loans at the periods ended September 30, 2016, 2015 and 2014:

	September 30,
	2016	2015	2014

Unpaid principal balance	$22,666,947	$31,522,816	$53,387,933
Carrying amount	21,118,977	27,353,545	40,188,562
Acquired Performing Loans. Included within total loans are acquired performing loans shown net of fair value discounts in the amount of $286.1 million and $44.2 million at September 30, 2016 and 2015, respectively. These fair value discounts are being amortized over the remaining lives of the respective loans and totaled $2.6 million and $72,000 at September 30, 2016 and 2015, respectively.

Credit Quality Indicators. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including the level of classified loans, net charge-offs, nonperforming loans (see details above) and the general economic conditions in its market areas.
The Company utilizes a risk grading to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 8. The risk grade for each individual loan is determined by the loan officer and other approving officers at the time of loan origination and is changed from time to time to reflect an ongoing assessment of loan risk. Risk grades are reviewed quarterly for all substandard, nonaccrual and TDR loans, and annually as part of the Company’s internal loan review process. In addition, individual loan risk grades are reviewed in connection with all renewals, extensions and modifications. A description of the general characteristics of the 8 risk grade factors is as follows:

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

The following table presents the risk grades of the loan portfolio, segregated by class of loans:
September 30, 2016

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$231,606,989	$552,056,562	$71,053,118	$79,347,882	$21,171,121	$955,235,672
Special Mention (5)	1,314,543	11,699,353	73,878	38,159	—	13,125,933
Substandard (6)	4,018,023	31,401,353	738,085	1,114,280	69,391	37,341,132
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total loans	$236,939,555	$595,157,268	$71,865,081	$80,500,321	$21,240,512	$1,005,702,737

September 30, 2015

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$182,991,645	$380,049,378	$36,697,618	$77,217,378	$6,363,643	$683,319,662
Special Mention (5)	704,509	4,461,662	12,406	—	—	5,178,577
Substandard (6)	4,347,477	32,064,568	734,375	—	28,519	37,174,939
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total loans	$188,043,631	$416,575,608	$37,444,399	$77,217,378	$6,392,162	$725,673,178
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
The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time. The adjustments in the Company's methodology were not material to the overall allowance or provision for the years ended September 30, 2016 and 2015.
An unallocated allowance is generally maintained in a range of 4% to 12% of the total allowance in recognition of the imprecision of the estimates and other factors. In times of greater economic downturn and uncertainty, the higher end of this range is provided.
The Company maintained its allowance for loan losses for the years ended September 30, 2016 and 2015 in response to inconsistent economic conditions, net charge-offs/recoveries, financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. The Company recorded a negative provision of $250,000 in the year ended September 30, 2016 due to the long term trend of declining net charge-offs, including net recoveries in seven of the last eight quarters, and overall improvement in the credit quality of the loan portfolio. No provision was recorded in the year ended September 30, 2015.

The following tables are a summary of transactions in the allowance for loan losses by portfolio segment for the years ended September 30, 2016 and 2015:

	Year Ended September 30, 2016
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$708,671	$7,787,165	$473,342	$503,112	$16,222	$—	$9,488,512
Charge-offs	(53,620)	(135,983)	(25,993)	—	(11,529)	—	(227,125)
Recoveries	98,541	441,118	793,191	5,000	22,179	—	1,360,029
Provision	25,696	(746,170)	(640,282)	8,444	52,268	1,050,044	(250,000)
Ending balance	$779,288	$7,346,130	$600,258	$516,556	$79,140	$1,050,044	$10,371,416
Amounts allocated to:
Individually evaluated for impairment	$—	$47,955	$—	$—	$—	$—	$47,955
Other loans not individually evaluated	779,288	7,298,175	600,258	516,556	79,140	1,050,044	10,323,461
Ending balance	$779,288	$7,346,130	$600,258	$516,556	$79,140	$1,050,044	$10,371,416
Loans:
Amounts collectively evaluated for impairment	$232,761,343	$573,936,063	$67,825,557	$80,500,321	$21,240,512		$976,263,796
Amounts individually evaluated for impairment	1,042,504	7,177,709	99,751	—	—		8,319,964
Amounts related to loans acquired with deteriorated credit quality	3,135,708	14,043,496	3,939,773	—	—		21,118,977
Ending balance (1)	$236,939,555	$595,157,268	$71,865,081	$80,500,321	$21,240,512		$1,005,702,737

	Year Ended September 30, 2015
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$980,265	$6,743,105	$426,438	$492,903	$44,538	$783,648	$9,470,897
Charge-offs	(138,340)	(351,841)	(20,348)	—	(18,483)	—	(529,012)
Recoveries	15,050	145,338	316,665	864	68,710	—	546,627
Provision	(148,304)	1,250,563	(249,413)	9,345	(78,543)	(783,648)	—
Ending balance	$708,671	$7,787,165	$473,342	$503,112	$16,222	$—	$9,488,512
Amounts allocated to:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Other loans not individually evaluated	708,671	7,787,165	473,342	503,112	16,222	—	9,488,512
Ending balance	$708,671	$7,787,165	$473,342	$503,112	$16,222	$—	$9,488,512
Loans:
Amounts collectively evaluated for impairment	$182,841,754	$385,614,400	$36,084,518	$77,217,378	$6,392,162		$688,150,212
Amounts individually evaluated for impairment	1,621,663	8,421,326	126,432	—	—		10,169,421
Amounts related to loans acquired with deteriorated credit quality	3,580,214	22,539,882	1,233,449	—	—		27,353,545
Ending balance (1)	$188,043,631	$416,575,608	$37,444,399	$77,217,378	$6,392,162		$725,673,178
Included within the above loan amounts are acquired loans, both performing and purchased credit impaired, which are shown net of fair value discounts. The total acquired net loan amounts reflected in the above tables were $306,751,048 and $68,200,278 at September 30, 2016 and 2015, respectively. The total remaining fair value discounts related to the acquired loans totaled $3,081,942 and $3,462,811 at September 30, 2016 and 2015, respectively.
The Company also serviced mortgage loans primarily for others with aggregate principal balances of $97,118,039, $50,201,266, and $14,264,243 at September 30, 2016, 2015, and 2014, respectively.
Loans to certain executive officers, directors, and their associates totaled $137,350 and $313,916 at September 30, 2016 and 2015, respectively. Management believes that such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk nor present other unfavorable features.
The following is a summary of activity with respect to such aggregate loans to these individuals and their associates and affiliated companies:

	September 30,
	2016	2015

Beginning balance	$313,916	$414,195
New loans	—	—
Repayments	(176,566)	(100,279)
Ending balance	$137,350	$313,916

Note 6: Mortgage Servicing Rights
The Company sells certain mortgage loans on a servicing retained basis. The loans, which are guaranteed by Fannie Mae and Freddie Mac, are generally secured by residential real estate property. During the years ended September 30, 2016, 2015, and 2014, the Company sold mortgage loans with unpaid principal balances totaling $61,382,983, $33,859,950, and $7,145,140, respectively, and recognized $1,261,259, $600,112, and $144,964, respectively, in gains on the loan sales. The Company retains the related loan servicing rights and receives servicing fees on the sold loans. The servicing fees are recorded in Other noninterest income and the gains on sales of loans are recorded in Gain on sale of loans in the consolidated statements of income. Mortgage servicing fees totaled $159,096, $65,677, and $22,316 for the years ended September 30, 2016, 2015, and 2014, respectively. At September 30, 2016 and 2015, the Company serviced mortgage loans with unpaid principal balances totaling $97,118,039 and $50,201,266, respectively. The Company's mortgage servicing rights, which totaled $820,557 and $390,356 at September 30, 2016 and 2015, respectively, are included in Other assets in the consolidated statements of financial condition.

	September 30,
	2016	2015
Mortgage servicing rights:
Balance, beginning of year	$390,356	$63,713
Additions	418,543	316,180
Fair value adjustments	11,658	10,463
Balance, end of year	$820,557	$390,356
A summary of the key characteristics, inputs and economic assumptions used to estimate the fair value of the Company's mortgage servicing rights are as follows:

	September 30,
	2016	2015
Mortgage servicing rights:
Fair value	$820,557	$390,356
Weighted average discount rate	0.88%	0.87%
Weighted average gross coupon	3.66%	3.90%
Decline in fair value due to a 1% adverse change	$295,510	$93,728
Prepayment speed	10.88%	11.16%
Weighted average remaining life (years)	6.3	6.4
The risk inherent in the mortgage servicing rights asset includes prepayments at different rates than anticipated or resolution of loans at dates not consistent with the estimated expected lives. These events would cause the value of the servicing asset to decline at a faster or slower rate than originally anticipated.
Information about the mortgage loans serviced by the Company at and for the periods presented is as follows:

	September 30, 2016			Net Charge-offs during the year ended September 30, 2016
	Unpaid Principal Balance	30-89 Days Past Due	90 Days or Greater Past Due
Mortgage loans serviced:
Serviced for others	$97,118,039	$214,232	$62,572	$—
Held-for-sale	1,751,661	—	—	—
Total mortgage loans serviced	$98,869,700	$214,232	$62,572	$—

Note 7: FDIC Receivable for Loss Share Agreements
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
The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to previously covered purchased loans and previously covered acquired OREO during the years ended September 30, 2016 and 2015:

	September 30,
	2016	2015

Balance, beginning of period	$—	$10,531,809
Payments received from FDIC	—	(2,925,377)
Accretion of fair value adjustment	—	106,668
Impairment	—	(2,541,571)
Amortization	—	(2,387,205)
Recovery of previous loss reimbursements	—	(2,853,185)
Provision for estimated losses on covered assets recognized in noninterest expense	—	830,225
External expenses qualifying under loss share agreements	—	1,045,538
Net cash received from FDIC to settle loss share agreements	—	(1,806,902)
Balance, end of period	$—	$—

Note 8: Accrued Interest and Dividends Receivable
At September 30, 2016 and 2015, accrued interest and dividends receivable are summarized as follows:

	September 30,
	2016	2015

Loans receivable	$2,831,042	$2,150,898
Mortgage-backed securities, collateralized mortgage-backed securities and collateralized mortgage obligations	353,838	319,177
Other investment securities	250,020	198,331
Certificates of deposit held at other financial institutions	7,151	—
Total	$3,442,051	$2,668,406

Note 9: Other Real Estate Owned
The following is a summary of transactions in OREO:

	September 30,
	2016	2015	2014

Balance, beginning of period	$3,410,538	$7,315,791	$15,683,882
Real estate acquired through foreclosure of loans receivable	1,757,886	3,237,134	6,527,381
Real estate purchased in acquisition	454,900	—	—
Donation of other real estate owned	(21,500)	—	—
Proceeds from real estate sold	(3,631,676)	(7,676,904)	(14,509,181)
Provision for losses on real estate owned recognized in noninterest expense	(163,741)	(246,891)	(523,104)
Gain on sale of real estate owned recognized in noninterest expense	900,054	397,392	298,170
Gain on real estate sold payable to the FDIC	—	1,273,132	1,349,675
Increase of FDIC receivable for loss sharing agreements	—	(830,225)	(1,330,943)
Principal reductions	—	(58,891)	(180,089)
Balance, end of period (1)	$2,706,461	$3,410,538	$7,315,791
________________________________

(1)
Includes other real estate covered by FDIC loss-sharing agreements at September 30, 2014, in the amount of $5,557,927. There was no other real estate covered by FDIC loss-sharing agreements at September 30, 2016, or 2015 as the Company terminated the agreements with the FDIC in the fourth quarter of 2015. See Note 7: FDIC Receivable for Loss Share Agreements, for further details.

Included in the table above is approximately $618,000 and $1.1 million of foreclosed residential real estate property at September 30, 2016 and 2015, respectively. Additionally, the company had approximately $536,000 and $450,000 of consumer mortgage loans collateralized by residential real estate in the process of foreclosure at September 30, 2016 and 2015, respectively.

Note 10: Premises and Equipment
Premises and equipment at September 30, 2016 and 2015 is summarized as follows:

	September 30,
	2016	2015

Land	$9,426,280	$5,594,684
Buildings and improvements	22,988,057	17,906,166
Furniture, fixtures, and equipment	7,240,790	6,870,872
Premises and equipment, gross	39,655,127	30,371,722
Less accumulated depreciation	11,576,536	10,711,710
Premises and equipment, net	$28,078,591	$19,660,012
Depreciation expense for premises and equipment for the years ended September 30, 2016, 2015, and 2014, was $1,060,587, $1,257,125, and $1,015,748, respectively.

Note 11: Deposits
At September 30, 2016 and 2015, deposits are summarized as follows:

	September 30, 2016					September 30, 2015
	Amount	Range of interest rates			Weighted average interest rates	Amount	Range of interest rates			Weighted average interest rates

Demand and money market accounts	$720,880,444	0.00	-	0.85%	0.17%	$454,588,153	0.00	-	0.51%	0.15%
Savings deposits	63,824,166	0.02	-	0.04%	0.04%	50,565,695	0.02	-	0.03%	0.03%
Time deposits by original term:
Time deposits $100,000 and over	203,041,804	0.03	-	3.25%	1.11%	127,432,939	0.03	-	2.97%	0.97%
Other time deposits:
12 months or less	107,659,935	0.01	-	3.06%	0.62%	67,330,274	0.03	-	2.58%	0.51%
13-36 months	40,562,045	0.20	-	2.55%	0.95%	24,640,456	0.15	-	1.75%	0.84%
37 months or more	25,875,192	0.40	-	3.25%	1.49%	14,297,559	0.40	-	2.08%	1.20%
Total deposits	1,161,843,586				0.42%	738,855,076				0.36%
Accrued interest payable	632,484					65,449
Total	$1,162,476,070					$738,920,525
Accrued interest payable is included in other liabilities in the consolidated statements of financial condition.
Historically, the Company accepted out of market time deposits from various brokers or deposit listing services as a source of funds. The balance of the broker deposits was $30.6 million and $35.6 million at September 30, 2016, and September 30, 2015, respectively. The Company had $6.2 million of deposits from listing services at September 30, 2016, which were assumed in the acquisition of CBS. The Company had no deposits from listing services at September 30, 2015.

At September 30, 2016, scheduled maturities of time deposits are as follows:

2017	$204,429,397
2018	74,611,081
2019	26,289,453
2020	39,130,748
2021 and thereafter	32,678,297
Total	$377,138,976
Interest expense on deposits for the years ended September 30, 2016, 2015, and 2014 is summarized as follows:

	Years Ended September 30,
	2016	2015	2014

Demand and money market accounts	$897,279	$579,628	$584,810
Savings deposits	23,193	9,993	10,446
Time deposits	2,532,286	2,137,751	2,659,776
Total interest expense on deposits	$3,452,758	$2,727,372	$3,255,032
Deposits of certain officers, directors, and their associates totaled $3.2 million and $3.8 million at September 30, 2016 and 2015, respectively. Management believes that such deposits have substantially the same terms as those for comparable transactions with other unrelated parties.

Note 12: Borrowings and Subordinated Debentures
At September 30, 2016 and 2015, borrowings and subordinated debentures are summarized as follows:

	September 30,
	2016	2015

Federal Home Loan Bank advances	$50,000,000	$62,000,000
Floating rate junior subordinated debt	6,587,549	—
Total borrowings	$56,587,549	$62,000,000
FHLB advances at September 30, 2016 and 2015 are summarized by year of maturity in the table below:

	September 30, 2016			September 30, 2015
	Amount	Range of interest rates	Weighted average interest rates	Amount	Range of interest rates	Weighted average interest rates

Less than one year	$—	—%	—%	$37,000,000	0.36-4.33%	3.04%
One to two years	—	—	—	—	—	—
Two to three years	25,000,000	4.30	4.30	—	—	—
Three to four years	—	—	—	25,000,000	4.30	4.30
Four to five years	25,000,000	1.76	1.76	—	—	—
Thereafter	—	—	—	—	—	—
Total	$50,000,000		3.03%	$62,000,000		3.55%
During 2016, the Company paid off $5.0 million of FHLB advances assumed in the CBS acquisition that matured in May 2016, as well as an overnight borrowing totaling $12.0 million in October 2015. The Company also paid off a $25.0 million advance during May of 2016 and replaced it with a lower-costing advance of the same amount, and also paid off $72.0 million of overnight advances taken during the first and third quarters of fiscal 2016 to supplement liquidity needs. Additionally, during 2015, the Company paid off $5.0 million of FHLB advances that matured in March 2015.
At September 30, 2016, the Company pledged, under a blanket floating collateral lien with the FHLB, all stock of the FHLB, certain qualifying first mortgage loans with unpaid principal balances totaling $124.6 million and certain commercial real estate loans with unpaid principal balances totaling $41.8 million.
At September 30, 2016, all $50.0 million of the FHLB advances were fixed rate advances. None of the Company's FHLB advances are callable by the FHLB at September 30, 2016. All of the $50.0 million in advances from the FHLB of Atlanta are subject to prepayment penalties.
At September 30, 2016, the Company had available line of credit commitments with the FHLB totaling $427.8 million, of which $50.0 million was advanced and $318,000 was tied to a letter of credit assumed in the CBS acquisition supporting a customer obligation, on which we do not expect to draw, leaving $377.5 million available at September 30, 2016 based on total assets. However, based on actual collateral pledged, $87.8 million was available along with securities available for sale with lendable collateral value of $98.4 million that were also available to be pledged. At September 30, 2016, the Company had an available line of credit based on the collateral available of $63.4 million with the Federal Reserve Bank of Atlanta.
As part of the acquisition of CBS (see Note 2: Business Combinations), the Company owns 100% of the outstanding common securities of two business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as "capital securities") to buy floating rate junior subordinated debentures issued by CBS. The debentures are the trusts' only assets and interest payments from the debentures finance the distributions paid on the capital securities. Distributions are payable quarterly at a rate per annum equal to the interest rate being earned by the trusts on the debentures held by the trusts. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreement which fully and unconditionally guarantees the capital securities subject to terms of the guarantee. Although for accounting presentation the trust preferred securities are presented as long-term debt, the outstanding balance qualifies as Tier I Capital subject to the limitation that the amount of the securities included in Tier I Capital cannot exceed 25% of total Tier I Capital. The following table provides details on the debentures as of September 30, 2016.

	Principal Amount	Interest Rate	Year of Maturity	Amount included in Tier I Capital
CBS Trust I	$5,155,000	3.40%	2037	$3,498,966
CBS Trust II	4,124,000	3.75%	2034	3,088,583
Pursuant to the acquisition of CBS on April 15, 2016, the Company assumed the debentures issued to CBS Trust I and CBS Trust II. The discount associated with the Company's assumption of the debentures issued to CBS Trust I and CBS Trust II had a total carrying value of $2.7 million as of September 30, 2016 and is being amortized over the remaining lives of the debentures. During the year ended September 30, 2016, amortization of the fair value adjustment resulted in a weighted average cost of 7.33% for the debentures. Interest for the debentures issued to CBS Trust I reprices quarterly equal to LIBOR plus 2.75%, and interest for the debentures issued to CBS Trust II reprices quarterly equal to Prime plus 0.25%.
Interest expense on borrowings and subordinated debentures for the years ended September 30, 2016, 2015, and 2014, is summarized as follows:

	Years Ended September 30,
	2016	2015	2014
Federal Home Loan Bank
Bank advances	$1,955,445	$2,285,550	$2,474,733
Floating rate junior subordinated debt	221,571	—	—
Total	$2,177,016	$2,285,550	$2,474,733

Note 13: Income Taxes
Income tax expense attributable to income from continuing operations for the years ended September 30, 2016, 2015, and 2014 consists of:

	Years Ended September 30,
	2016	2015	2014
Federal
Current	$4,817,725	$863,198	$103,108
Deferred	615,015	1,683,054	2,372,006
Total federal tax expense	5,432,740	2,546,252	2,475,114
State
Current	239,056	84,897	78,537
Deferred	435,088	174,163	188,562
Total state tax expense	674,144	259,060	267,099
Total income tax expense	$6,106,884	$2,805,312	$2,742,213
The difference between the actual total provision for federal and state income taxes and federal income taxes computed at the statutory rate of 35% for the years ended September 30, 2016, 2015, and 2014 is summarized as follows:

	Years Ended September 30,
	2016	2015	2014

Computed “expected” tax expense	$6,289,571	$2,932,116	$3,044,071
Increase (decrease) in tax expense resulting from:
State income taxes, net of federal tax effect	438,194	168,389	173,614
Tax-exempt income	(571,490)	(456,866)	(493,552)
Tax attribute expiration	—	349,982	—
Market value appreciation of ESOP shares	87,269	62,727	49,005
Management retirement plan	(66,542)	(20,462)	(7,053)
Other, net	(70,118)	(230,574)	(23,872)
Income tax expense	$6,106,884	$2,805,312	$2,742,213

The effective tax rate for the years ended September 30, 2016, 2015, and 2014, was 33.98%, 33.49%, and 31.53%, respectively.
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
Based upon the level of historical taxable income and projections for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefit of these deductible differences at September 30, 2016.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2016 and 2015 are presented below:

	September 30,
	2016	2015
Deferred tax assets:
Allowance for loan losses	$4,034,481	$3,691,032
Deferred compensation	1,714,729	1,667,317
Stock compensation expense	1,089,595	990,831
Real estate acquired through foreclosure	171,556	1,037,169
State credits	79,291	402,218
Investment securities market adjustment for tax reporting	—	5,019
Other	1,508,241	1,524,103
Total gross deferred tax assets	8,597,893	9,317,689
Deferred tax liabilities:
Deferred loans cost, net	935,508	899,947
Depreciation	2,446,240	2,267,598
Goodwill amortization	138,830	—
Net unrealized holding gains on securities available for sale	568,666	311,196
Other	142,127	164,853
Total gross deferred tax liabilities	4,231,371	3,643,594
Net deferred tax assets	$4,366,522	$5,674,095
The Company adopted the accounting standard relating to accounting for uncertainty in income taxes during 2009. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations. An audit by the Internal Revenue Service of First Charter, MHC, Charter Federal and CharterBank’s federal income taxes for 2009 to 2011 was completed in fiscal 2013. Tax years 2013, 2014 and 2015 are subject to examination by the Internal Revenue Service. Tax years 2013 through 2015 are subject to examination by state taxing authorities in Georgia, Alabama and Florida. The Company had no material uncertain tax positions at September 30, 2016 and 2015.
There was no unrecognized tax benefit as of September 30, 2016, 2015 or 2014.

Note 14: Employee Benefits
The Company has a 401(k) Profit Sharing Plan and Trust (the Plan) which covers substantially all of its employees. The Company has no match of employee contributions to the Plan.
The Company has a short-term incentive plan which covers substantially all employees. For the years ended September 30, 2016, 2015, and 2014, the Company expensed $2,947,116, $2,816,473, and $1,793,522, respectively, related to the incentive plans which is recorded in salaries and employee benefits in the consolidated statements of income.
The Company has a 2002 stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. For options granted under the 2002 stock option plan, when granted, the options vest over periods up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 882,876 shares for the plan of which 111,184 have been issued or retired upon the exercise of the option granted under the plan, 613,288 are granted and outstanding and no shares were available to be granted at September 30, 2016 within this plan.
In addition to the plan above, on December 19, 2013, the Company's stockholders approved the 2013 Equity Incentive Plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest from one year to five years from grant date or upon death or disability. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 1,428,943 shares for the plan of which 1,080,680 were granted and outstanding as of September 30, 2016, with the remaining 348,263 shares available to be granted at September 30, 2016. During the fiscal year ended September 30, 2016, 194,335 options from this plan vested.
The fair value of the 109,000 options granted during the year ended September 30, 2016, was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

109,000 Options

Risk-free interest rate	1.18 - 1.40%
Dividend yield	1.50 - 1.58%
Expected life at date of grant (months)	96 months
Volatility	13.13 - 15.20%
Weighted average grant-date fair value	$1.12 - 1.42

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)

Options outstanding – September 30, 2013	660,059	$8.44	6
Options exercised	(659)	8.82	5
Options forfeited	(3,341)	8.82	5
Options granted	971,680	10.89	9
Options outstanding – September 30, 2014	1,627,739	$9.90	8
Options exercisable – September 30, 2014	395,540	$8.82	4

Options outstanding – September 30, 2014	1,627,739	$9.90	8
Options exercised	(2,265)	8.82	4
Options forfeited	(6,822)	8.82	4
Options granted	—	—	0
Options outstanding – September 30, 2015	1,618,652	$9.91	7
Options exercisable – September 30, 2015	660,848	$9.35	5

Options outstanding – September 30, 2015	1,618,652	$9.91	7
Options exercised	(19,846)	8.82	3
Options forfeited	(13,838)	8.42	3
Options granted	109,000	13.12	10
Options outstanding – September 30, 2016	1,693,968	$10.14	6
Options exercisable – September 30, 2016	935,108	$9.47	5

The stock price at September 30, 2016 was higher than the exercise prices on 1,614,968 options outstanding, and therefore had an intrinsic value of $4,672,528. The total intrinsic value of the 935,108 shares exercisable at September 30, 2016 was $3,184,306.
For the years ended September 30, 2016, 2015, and 2014, 304,203, 274,395, and 393,545 stock options vested, respectively.
For the years ended September 30, 2016, 2015 and 2014 stock option expense of $330,783, $330,995, and $291,512, respectively, was recorded. As of September 30, 2016, the Company had $761,558 of unrecognized stock option expense which will be recognized over the next five years.
The following table summarizes information about the options outstanding at September 30, 2016:

Number of options outstanding at September 30, 2016	Remaining contractual life in years	Exercise price per share

354,515	2	$8.82
174,594	4	$8.18
66,720	4	$7.22
12,471	5	$7.34
4,988	5	$7.79
971,680	7	$10.89
30,000	9	$12.66
3,000	9	$13.16
73,000	10	$13.31
3,000	10	$13.30
1,693,968
In June 2012 the Company adopted a supplemental retirement plan for three executives. The benefit restoration plan and Supplemental Retirement Plan that were previously in place have been frozen. The plan targets 50%, 30% and 10% of salary as a retirement benefit at normal retirement age as a combined payout from all three plans. The Benefit Restoration Plan and prior Supplemental Retirement Plan provided benefits for 15 years. The new Supplemental Retirement Plan provides benefits for life but at the same level of payment as for the first 15 years. It does not increase to restore the benefit to the targeted level when the benefits under the other plans cease. In the stock conversion and reorganization completed on April 8, 2013, the Company assumed the liability of a supplemental retirement plan, which was previously held at the mutual holding company above Charter Financial Corporation, for the former Chairman of the Board with a balance of $584,941 at September 30, 2016. The combined accrued liability for the four plans at September 30, 2016 and September 30, 2015 was $2,633,739 and $2,558,709, respectively. The expense for the years ended September 30, 2016, 2015 and 2014 was $333,007, $235,760, and $214,873, respectively.
The Company has a Charter Financial Corporation 2001 Recognition and Retention Plan for key employees and directors. No unvested shares remained in the trust at September 30, 2016.
In addition to the above, the Company implemented the Charter Financial Corporation 2013 Equity Incentive Plan as described above, which has 571,577 shares authorized, and during the fiscal year ended September 30, 2014 the Company granted 360,092 shares of restricted stock to key employees and directors. During the year ended September 30, 2016, 72,015 shares vested. The remaining 211,485 shares are available to be granted, and 216,062 shares remain in the trust and have not vested at September 30, 2016.

	Years Ended September 30,
	2016	2015	2014

Shares granted	—	—	360,092
Fair value per share at grant date	$—	$—	$10.89
Aggregate value at grant date	$—	$—	$3,921,402
Vesting for current year grants (months)	0	0	60
Expensed for period	$831,094	$855,238	$701,469

	Shares	Weighted average grant date fair value per award
Fiscal 2014 activity
Unvested restricted stock awards – September 30, 2013	14,965	$8.18
Granted	360,092	10.89
Vested	5,610	8.18
Canceled or expired	—	—
Unvested restricted stock awards – September 30, 2014	369,447	$10.82
Fiscal 2015 activity
Granted	—	$—
Vested	81,370	10.58
Canceled or expired	—	—
Unvested restricted stock awards – September 30, 2015	288,077	$10.89
Fiscal 2016 activity
Granted	—	$—
Vested	72,015	10.89
Canceled or expired	—	—
Unvested restricted stock awards – September 30, 2016	216,062	$10.89
Grants between January 1, 2009 and December 1, 2013 will be expensed to the earlier of scheduled vesting or substantive vesting which is when the recipient becomes qualified for retirement at age 65. Grants subsequent to December 1, 2013 will be expensed to the scheduled vesting.
The Company has implemented the Employee Stock Ownership Plan (“ESOP”) which covers substantially all of its employees. During the initial stock offering of the Company, the ESOP trust borrowed $3,171,580 from the Company to purchase 317,158 shares for allocation under the ESOP. In the incremental stock offering in fiscal 2010 the ESOP purchased an additional 300,000 shares using an additional loan from the Company in the amount of $2,334,000. The ESOP loan amount at April 8, 2013, before the stock conversion, was $2,857,780. The conversion proceeds included an allocation to the ESOP Plan that brought the loan amount to $6,480,949 after the stock conversion. The loan to the ESOP is reflected as unearned compensation in stockholders’ equity. As the Company receives principal payments on the loan, shares are released for allocation to participants in the ESOP and unearned compensation is reduced. Shares are freed for allocation to participants in the ESOP based on the principal and interest allocation method. Vesting in the shares of the ESOP occurs after three years of service. Participants in the ESOP may receive a distribution equal to the value of their account upon retirement, death, disability, termination of employment, or termination of the ESOP. The Company records compensation expense associated with the ESOP based on the average market price of the total shares committed to be released during the year and dividends on the unallocated shares are used to repay interest on the ESOP loan. The Company expensed $703,922, $621,538, and $537,675 related to the ESOP during the years ended September 30, 2016, 2015, and 2014, respectively, which is included in salaries and employee benefits in the consolidated statements of income. The Company allocated 50,000 shares to participants in the plan during both years ended September 30, 2016 and 2015, respectively, and estimates releasing approximately 50,000 shares for the year ending September 30, 2017. At September 30, 2016, there were 629,190 unallocated shares with a market value of $8,103,967 in the ESOP.

Note 15: Commitments and Contingent Liabilities
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
A summary of the Company’s financial instruments with off-balance-sheet risk at September 30, 2016 and 2015 is as follows:

	September 30,
	2016	2015

Commitments to extend credit	$208,400,293	$130,236,921
Standby letters of credit	2,660,371	1,219,306
Total	$211,060,664	$131,456,227
The carrying amount of commitments to extend credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.
Future minimum lease commitments under all noncancellable operating leases with terms of one year or more are as follows:

September 30, 2016

2017	$467,571
2018	445,265
2019	352,883
2020	342,541
2021	342,540
Thereafter	1,030,427
$2,981,227
Rent expense for the years ended September 30, 2016, 2015, and 2014 was $800,658, $746,821 and $734,940, respectively, which were included in occupancy expense in the consolidated statements of income.
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

Note 16: Fair Value of Financial Instruments and Fair Value Measurement
Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the years ended September 30, 2016 and 2015, there were no transfers between levels.
At September 30, 2016, the Company held, as part of its investment portfolio, available for sale securities reported at fair value consisting of state and municipal securities, collateralized loan obligations, mortgage-backed securities, and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. These are inputs used by a third-party pricing service used by the Company. All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.
Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of September 30, 2016 and 2015.
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
MORTGAGE SERVICING RIGHTS – The Company has the rights to service a portfolio of Fannie Mae ("FNMA") and other government guaranteed loans sold on a servicing retained basis. Servicing rights are measured at fair value when the loan is sold and subsequently measured at fair value on a recurring basis utilizing Level 2 inputs. Management uses a model operated and maintained by a third party to calculate the present value of future cash flows using the third party's market-based assumptions. The future cash flows for each asset are based on the asset's unique characteristics and the third party's market-based assumptions for prepayment speeds, default and voluntary prepayments. Adjustments to fair value are recorded as a component of "Gain on sale of loans" in the consolidated statements of income.
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
FLOATING RATE JUNIOR SUBORDINATED DEBT – The fair value of the Company's floating rate junior subordinated debt is based primarily upon discounted cash flows using rates for securities with similar terms and remaining maturities.
ACCRUED INTEREST AND DIVIDENDS RECEIVABLE AND PAYABLE – The carrying amount of accrued interest and dividends receivable on loans and investments and payable on borrowings and deposits approximate their fair values.
COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company’s financial statements at September 30, 2016 and 2015, the fair value of these commitments is not presented.
Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of September 30, 2016 and 2015 are summarized below.

	September 30, 2016
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$91,849,499	$91,849,499	$91,849,499	$—	$—
Certificates of deposit held at other financial institutions	14,496,410	14,496,410	—	14,496,410	—
Investments available for sale	206,336,287	206,336,287	—	206,336,287	—
FHLB stock	3,361,800	3,361,800	—	3,361,800	—
Restricted securities, at cost	279,000	279,000	—	279,000	—
Loans receivable, net	994,052,491	994,739,059	—	—	994,739,059
Loans held for sale	2,941,982	2,991,756	—	2,991,756	—
Mortgage servicing rights	820,557	820,557	—	820,557	—
Assets held for sale	975,300	975,300	—	—	975,300
Accrued interest and dividends receivable	3,442,051	3,442,051	—	611,010	2,831,041
Financial liabilities:
Deposits	$1,161,843,586	$1,165,687,674	$—	$1,165,687,674	$—
FHLB advances	50,000,000	52,282,107	—	52,282,107	—
Floating rate junior subordinated debt	6,587,549	6,587,549	—	6,587,549	—
Accrued interest payable	709,629	709,629	—	709,629	—

	September 30, 2015
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$30,343,225	$30,343,225	$30,343,225	$—	$—
Investments available for sale	184,404,089	184,404,089	—	184,404,089	—
FHLB stock	3,515,600	3,515,600	—	3,515,600	—
Loans receivable, net	714,761,210	710,729,157	—	—	710,729,157
Loans held for sale	1,406,902	1,444,042	—	1,444,042	—
Mortgage servicing rights	390,356	390,356	—	390,356	—
Assets held for sale	1,657,084	1,657,084	—	—	1,657,084
Accrued interest and dividends receivable	2,668,406	2,668,406	—	517,509	2,150,897
Financial liabilities:
Deposits	$738,855,076	$739,513,754	$—	$739,513,754	$—
FHLB advances	62,000,000	65,418,947	—	65,418,947	—
Accrued interest payable	221,476	221,476	—	221,476	—
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
The Company also holds assets available for sale reported at fair value and included in other assets on the Company's balance sheet, consisting of two former branches, a parcel of land adjacent to a current branch and a parcel of land initially acquired as a proposed branch site. The fair value of these assets is determined using current appraisals adjusted at management's discretion to reflect any decline in the fair value of the properties since the time the appraisal was performed. Appraisal values are reviewed and monitored internally and fair value is reassessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. All of the Company's assets held for sale fall into Level 3 of the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis:
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	September 30, 2016
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
State and municipal securities	$2,524,167	$—	$2,524,167	$—
Collateralized loan obligations	39,706,728	—	39,706,728	—
Mortgage-backed securities:
FHLMC certificates	28,024,985	—	28,024,985	—
FNMA certificates	127,403,392	—	127,403,392	—
GNMA certificates	1,512,957	—	1,512,957	—
Private-label mortgage securities:
Investment grade	811,468	—	811,468	—
Split rating (1)	547,986	—	547,986	—
Non-investment grade	5,804,604	—	5,804,604	—
Total investment securities available for sale	206,336,287	—	206,336,287	—
Mortgage servicing rights	820,557	—	820,557	—
Assets held for sale	975,300	—	—	975,300
Total recurring assets at fair value	$208,132,144	$—	$207,156,844	$975,300
________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2015
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
Collateralized loan obligations	$39,496,117	$—	$39,496,117	$—
Mortgage–backed securities:
FHLMC certificates	35,991,442	—	35,991,442	—
FNMA certificates	98,218,049	—	98,218,049	—
GNMA certificates	1,558,595	—	1,558,595	—
Collateralized mortgage obligations:
FHLMC	39,214	—	39,214	—
FNMA	63,315	—	63,315	—
Private-label mortgage securities:
Investment grade	1,031,316	—	1,031,316	—
Split rating (1)	875,416	—	875,416	—
Non-investment grade	7,130,625	—	7,130,625	—
Total investment securities available for sale	184,404,089	—	184,404,089	—
Mortgage servicing rights	390,356	—	390,356	—
Assets held for sale	1,657,084	—	—	1,657,084
Total recurring assets at fair value	$186,451,529	$—	$184,794,445	$1,657,084
________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.
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
A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis is as follows:

	Year Ended September 30,
	2016	2015

Fair value, beginning balance	$1,657,084	$1,744,584
Sales	(356,780)	—
Valuation loss recognized in noninterest expense	(325,004)	(87,500)
Transfers in and/or out of Level 3	—	—
Fair value, ending balance	$975,300	$1,657,084
Assets and Liabilities Measured on a Nonrecurring Basis:
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

	Fair value measurements using:
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Impaired loans	$2,875,691	$—	$—	$2,875,691
Other real estate owned	2,706,461	—	—	2,706,461
September 30, 2015
Impaired loans	3,357,250	—	—	3,357,250
Other real estate owned	3,410,538	—	—	3,410,538
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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	General Range (Discount)			Weighted Average Discount
Impaired Loans	$2,875,691	Property appraisals	Management discount for property type and recent market volatility	19%	—	63%	38%
OREO	$2,706,461	Property appraisals	Management discount for property type and recent market volatility	14%	—	65%	31%
Assets Held for Sale	$975,300	Valuation analysis	Management discount for property type and recent market volatility	44%	—	53%	45%

Note 17: Regulatory Matters
Regulatory Capital Requirements
Under OCC regulations, the Bank is required to measure its interest rate risk and maintain the interest rate risk within limits the Bank establishes. Based on its asset/liability structure at September 30, 2016, the Bank’s earnings will be minimally impacted by an increase in interest rates.
The Bank and Charter Financial are required to meet certain leverage and risk-based regulatory capital ratios administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and CharterBank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The prompt corrective action regulations for banks define specific capital categories based on an institution’s capital ratios. The capital categories, in declining order, are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Banking institutions categorized as “undercapitalized” or worse are subject to certain restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the banking institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution. Once a banking institution becomes “critically undercapitalized,” it must generally be placed in receivership or conservatorship within 90 days.
On January 1, 2015, the Company became subject to Basel III rules, which include transition provisions through January 1, 2019. The rules include new risk-based capital and leverage ratios and revise the definition of what constitutes "capital" for purposes of calculating those ratios. The minimum capital level requirements applicable to the Company are now: (i) a Tier 1 capital ratio of 6%; (ii) a total capital ratio of 8%; (iii) a Tier 1 leverage capital ratio of 4%; and (iv) a common equity Tier 1 Capital ratio of 4.5%. The rules also established a "capital conservation buffer" of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and results in the following minimum ratios: (i) a Tier 1 capital ratio of 8.5%; (ii) a total capital ratio of 10.5%; and (iii) a common equity Tier 1 capital ratio of 7.0%. The capital conservation buffer requirement was phased in beginning in January of 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of September 30, 2016, the most recent notification from the OCC categorized CharterBank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, CharterBank must maintain minimum total risk-based, Tier 1 risk-based and core/leverage ratios as set forth in the following table. Management is not aware of the existence of any conditions or events occurring subsequent to September 30, 2016 which would affect CharterBank’s well-capitalized classification. Charter Financial was also considered well-capitalized under the regulatory framework of the Federal Reserve as of September 30, 2016. The Company's capital ratios are also presented in the table below.
The table of regulatory compliance with minimum capital requirements for Charter Financial Corporation and CharterBank is presented below at September 30, 2016 and 2015:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2016
Total risk-based capital (to risk-weighted assets):
Charter Financial Corporation	$187,625	16.74%	$89,648	8.00%	$112,060	10.00%
CharterBank	170,808	15.26	89,520	8.00	111,900	10.00
Tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	177,255	15.82	67,236	6.00	89,648	8.00
CharterBank	160,437	14.34	67,140	6.00	89,520	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	170,668	15.23	50,427	4.50	72,839	6.50
CharterBank	160,437	14.34	50,355	4.50	72,735	6.50
Tier 1 leverage (to average assets):
Charter Financial Corporation	177,255	12.68	55,928	4.00	69,910	5.00
CharterBank	160,437	11.51	55,772	4.00	69,715	5.00
September 30, 2015
Total risk-based capital (to risk-weighted assets):
Charter Financial Corporation	$209,426	25.48%	$65,763	8.00%	$82,203	10.00%
CharterBank	177,322	21.71	65,350	8.00	81,687	10.00
Tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	199,938	24.32	49,322	6.00	65,763	8.00
CharterBank	167,834	20.55	49,012	6.00	65,350	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	199,938	24.32	36,991	4.50	53,432	6.50
CharterBank	167,834	20.55	36,759	4.50	53,097	6.50
Tier 1 leverage (to average assets):
Charter Financial Corporation	199,938	19.11	41,857	4.00	52,321	5.00
CharterBank	167,834	16.04	41,857	4.00	52,321	5.00
At September 30, 2016, Charter Financial had $6.6 million of trust preferred securities from its investment in floating rate junior subordinated debt assumed in the acquisition of CBS included in Tier I Capital. The Company had no trust preferred securities included in its Tier I Capital at September 30, 2015.
The OCC has guidelines that limit the Bank’s investment in BOLI to 25% of the Bank’s regulatory capital. The Bank subsidiary had 28.8% of its regulatory capital invested in BOLI at September 30, 2016. Although the Company exceeded the recommended guideline of regulatory capital invested in BOLI, no undue concentration of risk was assumed during the period.

Regulatory Restrictions on Dividends
Regulatory policy statements provide that generally bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements.
The OCC imposes various restrictions or requirements on the Bank's ability to make capital distributions, including cash dividends. A savings bank that is the subsidiary of a savings and loan holding company must file a notice with the OCC at least 30 days before making a capital distribution. The Bank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Bank's net income for that year plus the Bank's retained net income for the previous two years. The OCC may disapprove a notice or application if: (a) the Bank would be undercapitalized following the distribution; (b) the proposed capital distribution raises safety and soundness concerns; or (c) the capital distribution would violate a prohibition contained in any statute, regulation, or agreement.
Other Regulatory Matters
The Bank is required to maintain noninterest-bearing cash reserve balances. The aggregate average cash reserve balances maintained at September 30, 2016 and 2015 to satisfy the regulatory requirement were $2.3 million and $1.5 million, respectively.

Note 18: Related Parties
During the years ended September 30, 2016, 2015, and 2014 the Company paid approximately $21,837, $22,313 and $33,517, respectively, in insurance premiums to a broker in which a board member is one of the principals of the company.
See Note 5: Loans and Allowance for Loan Losses and Note 11: Deposits for disclosures of loan and deposit relationships of related parties. Management believes transactions entered into with related parties are in the ordinary course of business and on terms similar to transactions with unaffiliated parties.

Note 19: Condensed Financial Statements of Charter Financial Corporation (Parent Only)
The following represents Parent Company only condensed financial information of Charter Financial Corporation:

	September 30,
	2016	2015
Assets
Cash	$14,066,951	$31,158,064
Investment in subsidiary	192,918,498	172,826,276
Restricted securities, at cost	279,000	—
Deferred tax asset	1,899,524	1,842,530
Other assets	1,983,741	973,301
Total assets	$211,147,714	$206,800,171
Liabilities and Stockholders’ Equity
Liabilities
Floating rate junior subordinated debt	$6,587,549	$—
Accrued expenses	1,410,629	1,869,561
Total liabilities	7,998,178	1,869,561
Stockholders’ equity:
Common stock, $0.01 par value; 15,031,076 shares issued and outstanding at September 30, 2016 and 16,027,654 shares issued and outstanding at September 30, 2015	150,311	160,277
Preferred stock, $0.01 par value; 50,000,000 shares authorized at September 30, 2016 and September 30, 2015	—	—
Additional paid-in capital	83,651,623	95,355,054
Unearned compensation – ESOP	(5,106,169)	(5,551,193)
Retained earnings	123,349,890	114,362,386
Accumulated other comprehensive income	1,103,881	604,086
Total stockholders’ equity	203,149,536	204,930,610
Total liabilities and stockholders’ equity	$211,147,714	$206,800,171

	Years Ended September 30,
	2016	2015	2014
Income:
Interest and dividend income	$57,266	$86,665	$122,690
Dividends from subsidiary	56,000,000	17,500,000	31,250,000
Other income	61	—	1
Total operating income	56,057,327	17,586,665	31,372,691
Expenses:
Salaries and employee benefits	1,836,461	1,627,306	1,361,254
Interest expense	221,572	—	—
Occupancy	23,424	24,590	23,361
Data processing	57,178	2,708	—
Legal and professional	183,516	234,208	324,469
Marketing	167,578	162,594	236,551
Other	224,624	214,507	283,704
Total operating expenses	2,714,353	2,265,913	2,229,339
Income before income taxes	53,342,974	15,320,752	29,143,352
Income tax benefit	(1,064,740)	(578,949)	(705,795)
Income before equity in undistributed net income of subsidiary	54,407,714	15,899,701	29,849,147
Equity in undistributed net income of subsidiary	(42,544,394)	(10,327,539)	(23,894,014)
Net income	$11,863,320	$5,572,162	$5,955,133

	Years Ended September 30,
	2016	2015	2014
Cash flows from operating activities:
Net income	$11,863,320	$5,572,162	$5,955,133
Adjustments to reconcile net income to net cash provided by operating activities
Deferred tax (benefit) expense	(56,994)	359,169	3,558,998
Restricted stock award expense	831,094	855,238	701,468
Stock based compensation expense	330,783	330,995	291,512
Equity in undistributed net income of subsidiary	42,544,394	10,327,539	23,894,014
Accretion/amortization of premiums and discounts, net	68,549	—	—
Increase in other assets	(1,010,439)	(478,757)	(737,035)
Increase in accrued expenses	134,605	604,480	213,636
Net cash provided by operating activities	54,705,312	17,570,826	33,877,726
Cash flows from investing activities:
Net cash paid in acquisition	(55,875,808)	—	—
Net cash used in investing activities	(55,875,808)	—	—
Cash flows from financing activities:
Repurchase of shares	(13,171,257)	(25,505,196)	(53,238,798)
Dividends on restricted stock awards	46,812	61,215	36,009
Stock option exercises	126,457	—	—
Dividends paid	(2,922,629)	(3,196,938)	(4,210,598)
Net cash used in financing activities	(15,920,617)	(28,640,919)	(57,413,387)
Net decrease in cash	(17,091,113)	(11,070,093)	(23,535,661)
Cash and cash equivalents, beginning of period	31,158,064	42,228,157	65,763,818
Cash and cash equivalents, end of period	$14,066,951	$31,158,064	$42,228,157
Supplemental disclosures of cash flow information:
Interest paid	$214,263	$—	$—
Income taxes paid	—	—	—
Issuance of ESOP common stock	661,364	561,259	592,857
Effect of restricted stock awards	784,280	792,619	662,747
Unrealized gain (loss) on securities available for sale, net	499,795	1,358,221	1,085,458
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$62,446,137	$—	$—
Other intangible assets acquired	—	—	—
Fair value of liabilities assumed	(6,540,013)	—	—
Total merger consideration	$55,906,124	$—	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our President and Chief Executive Officer, our Chief Financial Officer, and other members of our senior management team have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of September 30, 2016. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us in reports that are filed or submitted under the Exchange Act, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely discussions regarding required disclosures.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016, utilizing the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2016 is effective.
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
The Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting as of September 30, 2016. The report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of September 30, 2016, is included in this Report on Form 10-K.
Changes to Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 that occurred during the year ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Charter Financial has adopted a code of ethics that applies to its principal executive officer, the principal accounting and financial officer and the controller. The Code of Ethics is posted on Charter Financial’s website at www.charterbk.com.

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
The following table sets forth information as of September 30, 2016 about Company common stock that may be issued upon the exercise of options under the Charter Financial Corporation 2001 Stock Option Plan and the Charter Financial Corporation 2013 Equity Incentive Plan which were both approved by Charter Financial’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,693,968	$10.14	348,263
Equity compensation plans not approved by security holders	—	—	—
Total	1,693,968	$10.14	348,263

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

2.4	Agreement and Plan of Merger, dated as of December 3, 2015, by and among Charter Financial Corporation, CHFN Merger Sub, LLC and CBS Financial Corporation (4)

3.1	Articles of Incorporation of Charter Financial Corporation (5)

3.2	Bylaws of Charter Financial Corporation (6)

4.1	Specimen Stock Certificate of Charter Financial Corporation (7)

10.1	Amended and Restated Employment Agreement between Charter Financial Corporation and Robert L. Johnson, dated December 5, 2014 (8)

10.2	Form of Indemnification Agreement between Charter Financial Corporation and certain officers and directors (9)

10.3	Amended and Restated Change in Control Agreement with Curtis R. Kollar, dated December 23, 2009 (10)

10.4	Amended and Restated Change in Control Agreement with William C. Gladden, dated December 23, 2009 (11)

10.5	Amended and Restated Change in Control Agreement with Lee Washam, dated December 23, 2009 (12)

10.6	Salary Continuation Agreement with Robert L. Johnson, dated January 1, 2009 (13)

10.7	Amendment to Freeze Benefit Accruals under the Salary Continuation Plan with Robert L. Johnson, dated September 25, 2012 (14)

10.8	Salary Continuation Agreement with Curtis R. Kollar, dated January 1, 2009 (15)

10.9	Amendment to Freeze Benefit Accruals under the Salary Continuation Plan with Curtis R. Kollar, dated September 25, 2012 (16)

10.10	Salary Continuation Agreement with Lee Washam, dated January 1, 2009 (17)

10.11	Amendment to Freeze Benefit Accruals under the Salary Continuation Plan with Lee Washam, dated September 25, 2012 (18)

10.12	Amended and Restated Benefit Restoration Plan, dated December 23, 2005 (19)

10.13	Amendment to Amended and Restated Benefit Restoration Plan, dated January 27, 2009 (20)

10.14	2001 Stock Option Plan, dated April 24, 2002 (21)

10.15	2001 Recognition and Retention Plan, dated April 24, 2002 (22)

10.16	Endorsement Split-Dollar Life Insurance Plan, dated April 1, 2006, benefiting Robert L. Johnson, Curtis R. Kollar, Lee Washam and William C. Gladden (23)

10.17	Split Dollar Agreement with Robert L. Johnson, dated June 18, 2010 (24)

10.18	Amendment to Split Dollar Agreement with Robert L. Johnson, dated September 25, 2012 (25)

10.19	Split Dollar Agreement with Curtis R. Kollar, dated June 18, 2010 (26)

10.20	Amendment to Split Dollar Agreement with Curtis R. Kollar, dated September 25, 2012 (27)

10.21	Split Dollar Agreement with Lee Washam, dated June 18, 2010 (28)

10.22	Amendment to Split Dollar Agreement with Lee Washam, dated September 25, 2012 (29)

10.23	Endorsement Split-Dollar Agreement with David Z. Cauble, dated June 1, 2006 (30)

10.24	Endorsement Split-Dollar Agreement with Jane W. Darden, dated June 1, 2006 (3)

10.25	Endorsement Split-Dollar Agreement with Thomas M. Lane, dated June 1, 2006 (32)

10.26	Endorsement Split-Dollar Agreement with David L. Strobel, dated June 1, 2006 (33)

10.27	Supplemental Executive Retirement Plan Agreement for Robert L. Johnson, dated September 25, 2012 (34)

10.28	Supplemental Executive Retirement Plan Agreement for Curt Kollar, dated September 25, 2012 (35)

10.29	Supplemental Executive Retirement Plan Agreement for Lee Washam, dated September 25, 2012 (36)

10.30	Projected Benefit Schedule for Supplemental Executive Retirement Plan Agreements (37)

10.31	2013 Equity Incentive Plan, dated December 11, 2013 (38)

10.32	Employment agreement with Curti M. Johnson, dated November 3, 2016 (39)

21.0	List of Subsidiaries (40)

23.0	Consent of Dixon Hughes Goodman LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as added by Section 906 of The Sarbanes-Oxley Act of 2002

101
The following financial statements of Charter Financial Corporation at September 30, 2016 and 2015 and for the fiscal years ended September 30, 2016, 2015 and 2014 formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

(4)	Incorporated by reference to Exhibit 2.1 to the Form 10-Q of Charter Financial Corporation, a Maryland Corporation, originally filed with the Securities and Exchange Commission on February 8, 2016.

(5)
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

(8)
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Charter Financial Corporation, a Maryland corporation (File No. 001-35870), filed with the Securities and Exchange Commission on December 11, 2014.

(9)
Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Charter Financial Corporation, a Maryland Corporation (File No. 001-35870) for the fiscal year ended September 30, 2014, as filed with the Securities and Exchange Commission on December 12, 2014.

(10)
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

(15)
Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(16)
Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.

(17)
Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(18)
Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.

(19)
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

(24)
Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.

(25)
Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on October 1, 2012.

(26)
Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.

(27)
Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on October 1, 2012.

(28)
Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.

(29)
Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on October 1, 2012.

(30)
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

(34)
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

(38)
Incorporated by reference to Appendix A to the proxy statement for the Special Meeting of Shareholders of Charter Financial Corporation, a Maryland corporation (file no. 001-35870) filed with the Securities and Exchange Commission on November 6, 2013.

(39)
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Charter Financial Corporation, a Maryland corporation, (File No. 001-35870), originally filed with the Securities and Exchange Commission on November 4, 2016.

(40)
Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 9, 2016.

CHARTER FINANCIAL CORPORATION

By:	/s/ Robert L. Johnson
Robert L. Johnson
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with Charter Financial Corporation indicated on December 9, 2016.

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