Form 10-Q
period 2016-12-31
CHARTER FINANCIAL CORP
filed 2017-02-08
CIK 1478726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares of the registrant’s common stock outstanding as of February 1, 2017 was 15,038,204.

CHARTER FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	December 31, 2016	September 30, 2016 (1)
Assets
Cash and amounts due from depository institutions	$15,234,277	$14,472,867
Interest-earning deposits in other financial institutions	116,614,291	77,376,632
Cash and cash equivalents	131,848,568	91,849,499
Loans held for sale, fair value of $3,290,098 and $2,991,756	3,235,852	2,941,982
Certificates of deposit held at other financial institutions	12,256,580	14,496,410
Investment securities available for sale	196,278,652	206,336,287
Federal Home Loan Bank stock	3,361,800	3,361,800
Restricted securities, at cost	279,000	279,000
Loans receivable	1,002,346,206	1,005,702,737
Unamortized loan origination fees, net	(1,211,828)	(1,278,830)
Allowance for loan losses	(10,499,228)	(10,371,416)
Loans receivable, net	990,635,150	994,052,491
Other real estate owned	2,160,694	2,706,461
Accrued interest and dividends receivable	3,579,205	3,442,051
Premises and equipment, net	28,291,503	28,078,591
Goodwill	29,793,756	29,793,756
Other intangible assets, net of amortization	2,485,947	2,639,608
Cash surrender value of life insurance	49,601,324	49,268,973
Deferred income taxes	5,849,030	4,366,522
Other assets	2,009,914	4,775,805
Total assets	$1,461,666,975	$1,438,389,236
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,186,346,952	$1,161,843,586
Long-term borrowings	50,000,000	50,000,000
Floating rate junior subordinated debt	6,621,823	6,587,549
Advance payments by borrowers for taxes and insurance	1,211,165	2,298,513
Other liabilities	11,986,812	14,510,052
Total liabilities	1,256,166,752	1,235,239,700
Stockholders’ equity:
Common stock, $0.01 par value; 15,030,926 shares issued and outstanding at December 31, 2016 and 15,031,076 shares issued and outstanding at September 30, 2016	150,309	150,311
Preferred stock, $0.01 par value; 50,000,000 shares authorized at December 31, 2016 and September 30, 2016	—	—
Additional paid-in capital	84,182,259	83,651,623
Unearned compensation – ESOP	(4,673,761)	(5,106,169)
Retained earnings	127,615,344	123,349,890
Accumulated other comprehensive (loss) income	(1,773,928)	1,103,881
Total stockholders’ equity	205,500,223	203,149,536
Total liabilities and stockholders’ equity	$1,461,666,975	$1,438,389,236
__________________________________

(1)	Financial information at September 30, 2016 has been derived from audited financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,
	2016	2015
Interest income:
Loans receivable	$12,569,903	$9,441,525
Taxable investment securities	1,095,900	946,510
Nontaxable investment securities	4,571	—
Federal Home Loan Bank stock	39,210	38,928
Interest-earning deposits in other financial institutions	110,817	12,391
Certificates of deposit held at other financial institutions	42,629	—
Restricted securities	2,573	—
Total interest income	13,865,603	10,439,354
Interest expense:
Deposits	1,158,316	665,433
Borrowings	386,975	552,882
Floating rate junior subordinated debt	120,792	—
Total interest expense	1,666,083	1,218,315
Net interest income	12,199,520	9,221,039
Provision for loan losses	(750,000)	—
Net interest income after provision for loan losses	12,949,520	9,221,039
Noninterest income:
Service charges on deposit accounts	1,887,810	1,752,558
Bankcard fees	1,282,358	1,145,826
Gain on investment securities available for sale	—	35,965
Bank owned life insurance	332,352	320,663
Gain on sale of loans	731,262	347,856
Brokerage commissions	165,996	141,715
Recoveries on acquired loans previously covered under FDIC loss share agreements	250,000	2,875,000
Other	333,067	210,957
Total noninterest income	4,982,845	6,830,540
Noninterest expenses:
Salaries and employee benefits	6,133,673	5,262,989
Occupancy	1,323,323	1,057,274
Data processing	908,955	824,517
Legal and professional	284,156	379,838
Marketing	356,524	289,575
Federal insurance premiums and other regulatory fees	165,495	223,843
Net benefit of operations of real estate owned	(359,270)	(21,243)
Furniture and equipment	174,055	168,415
Postage, office supplies and printing	270,385	184,712
Core deposit intangible amortization expense	153,662	48,985
Other	878,549	659,125
Total noninterest expenses	10,289,507	9,078,030
Income before income taxes	7,642,858	6,973,549
Income tax expense	2,597,191	2,359,271
Net income	$5,045,667	$4,614,278
Basic net income per share	$0.36	$0.31
Diluted net income per share	$0.33	$0.30
Weighted average number of common shares outstanding	14,207,468	14,885,529
Weighted average number of common and potential common shares outstanding	15,064,879	15,545,216

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,
	2016	2015

Net income	$5,045,667	$4,614,278
Reclassification adjustment for net gains realized in net income, net of taxes of $0 and $13,882, respectively	—	(22,083)
Net unrealized holding losses on investment and mortgage securities available for sale arising during the period, net of taxes of $(1,809,176) and $(650,925), respectively	(2,877,809)	(1,035,409)
Comprehensive income	$2,167,858	$3,556,786

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common stock		Additional paid-in capital	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Number of shares	Amount

Balance at September 30, 2015 (1)	16,027,654	$160,277	$95,355,054	$(5,551,193)	$114,362,386	$604,086	$204,930,610
Net income	—	—	—	—	11,863,320	—	11,863,320
Dividends paid, $0.20 per share	—	—	—	—	(2,875,816)	—	(2,875,816)
Change in other comprehensive income	—	—	—	—	—	499,795	499,795
Allocation of ESOP common stock	—	—	216,340	445,024	—	—	661,364
Effect of restricted stock awards	—	—	784,280	—	—	—	784,280
Stock option expense	—	—	330,783	—	—	—	330,783
Issuance of common stock, restricted stock	19,846	198	126,259	—	—	—	126,457
Repurchase of shares	(1,016,424)	(10,164)	(13,161,093)	—	—	—	(13,171,257)
Balance at September 30, 2016 (1)	15,031,076	$150,311	$83,651,623	$(5,106,169)	$123,349,890	$1,103,881	$203,149,536
Net income	—	—	—	—	5,045,667	—	5,045,667
Dividends paid, $0.055 per share	—	—	—	—	(780,213)	—	(780,213)
Change in other comprehensive income	—	—	—	—	—	(2,877,809)	(2,877,809)
Allocation of ESOP common stock	—	—	251,610	432,408	—	—	684,018
Effect of restricted stock awards	—	—	196,070	—	—	—	196,070
Stock option expense	—	—	84,835	—	—	—	84,835
Repurchase of shares	(150)	(2)	(1,879)	—	—	—	(1,881)
Balance at December 31, 2016	15,030,926	$150,309	$84,182,259	$(4,673,761)	$127,615,344	$(1,773,928)	$205,500,223
__________________________________

(1)	Financial information at September 30, 2016 and 2015 has been derived from audited financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$5,045,667	$4,614,278
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	(750,000)	—
Depreciation and amortization	443,635	288,221
Accretion and amortization of premiums and discounts, net	269,906	291,481
Accretion of fair value discounts related to acquired loans	(724,109)	(1,168,982)
Gain on sale of loans	(731,262)	(347,856)
Proceeds from sale of loans	29,996,590	12,766,789
Originations and purchases of loans held for sale	(29,725,305)	(13,297,878)
Gain on sale of mortgage-backed securities, collateralized mortgage obligations and other investments	—	(35,965)
Gain on sale of real estate owned	(444,045)	(184,719)
Loss on sale of fixed assets	38,528	6,581
Restricted stock award expense	196,070	196,070
Stock option expense	84,835	80,578
Increase in cash surrender value of bank owned life insurance	(332,352)	(320,663)
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(137,154)	173,289
Decrease in other assets	2,682,188	636,075
Decrease in other liabilities	(1,839,222)	(7,398,694)
Net cash provided by (used in) operating activities	4,073,970	(3,701,395)
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	1,231,330
Principal collections on investment securities available for sale	5,198,331	5,403,881
Purchase of investment securities available for sale	(7,644,193)	—
Proceeds from maturities or calls of investment securities available for sale	7,900,000	—
Proceeds from redemption of Federal Home Loan Bank stock	—	510,000
Net decrease in certificates of deposit held at other financial institutions	2,237,000	—
Net decrease in loans receivable	4,365,488	35,857,671
Proceeds from sale of real estate owned	1,427,624	555,531
Proceeds from sale of premises and equipment	211,283	351,399
Purchases of premises and equipment	(502,885)	(36,240)
Net cash provided by investing activities	13,192,648	43,873,572
Cash flows from financing activities:
Repurchase of shares	(1,881)	(10,309,070)
Dividends paid	(780,213)	(748,603)
Net increase in deposits	24,601,893	5,378,891
Principal payments on Federal Home Loan Bank advances	—	(12,000,000)
Net decrease in advance payments by borrowers for taxes and insurance	(1,087,348)	(955,318)
Net cash provided by (used in) financing activities	22,732,451	(18,634,100)
Net increase in cash and cash equivalents	39,999,069	21,538,077

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) continued

	Three Months Ended December 31,
	2016	2015

Cash and cash equivalents at beginning of period	91,849,499	30,343,225
Cash and cash equivalents at end of period	$131,848,568	$51,881,302
Supplemental disclosures of cash flow information:
Interest paid	$2,140,157	$1,213,148
Income taxes paid	1,233,170	—
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$437,812	$124,979
Issuance of common stock under stock benefit plan	684,018	661,364
Unrealized loss on investment securities available for sale, net	(2,877,809)	(1,057,492)

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Nature of Operations
Charter Financial Corporation (“Charter Financial” or the “Company”) is a savings and loan holding company that was incorporated under the laws of the State of Maryland in April 2013 to serve as the holding company for CharterBank ("CharterBank" or "the Bank”). The Bank is a federally-chartered savings bank that was originally founded in 1954 as a federally-chartered mutual savings and loan association.
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

Note 2: Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Charter Financial and the Bank include the accounts of the Company and the Bank as of December 31, 2016 and September 30, 2016 (derived from audited financial statements), and for the three-month periods ended December 31, 2016 and 2015. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three-month period ended December 31, 2016, are not necessarily indicative of the results that may be expected for the entire year or any other interim period.
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

Note 3: Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates the second step of the previous FASB guidance for testing goodwill for impairment and is intended to reduce cost and complexity of goodwill impairment testing. The amendments in this ASU modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. After determining if the carrying amount of a reporting unit exceeds its fair value, the entity should take an impairment charge of the same amount to the goodwill for that reporting unit, not to exceed the total goodwill amount for that reporting unit. This eliminates the second step of calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which is intended to provide guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses in order to provide stakeholders with more detailed reporting and less cost to analyze transactions. This

ASU provides a screen to determine when a set of assets is not a business. It requires that when substantially all fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. If the screen is not met, the amendments in this update provide a framework to assist entities in evaluating whether both an input and a substantive process are present for the set to be a business. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. No disclosures are required at transition and early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a "current expected credit loss" ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently in the process of assembling a transition team to assess the adoption of this ASU, which will develop a project plan regarding implementation.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. During the first quarter of the current fiscal year, the Company early adopted this ASU, with an immaterial impact of a $127,000 reduction in income tax expense for the three months ended December 31, 2016.
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was to be effective for annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, deferring the effective date for the standard to reporting periods beginning after December 15, 2017. The Company is currently in the process of implementing the new standard, and initial assessments indicate there will not be a material impact to the Company's current accounting policies for revenue recognition.

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
Goodwill of $25.5 million, which is the excess of the merger consideration over the estimated fair value of net assets acquired, was recorded in the CBS acquisition and is the result of expected operational synergies and other factors. A portion of this goodwill is expected to be deductible for tax purposes.
No loans were recognized as credit impaired in the acquisition.
The Company recorded $4.2 million of merger-related expenses during the year ended September 30, 2016. Integration of the acquisition was completed during the fourth quarter of fiscal 2016, and no further merger-related costs have been incurred nor are expected.

Note 5: Investment Securities
Investment securities available for sale are summarized as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$2,472,442	$16,525	$(18,227)	$2,470,740
Collateralized loan obligations	39,561,864	99,956	(81,748)	39,580,072
Mortgage-backed securities:
FHLMC certificates	25,749,475	200,089	(270,913)	25,678,651
FNMA certificates	122,825,855	265,138	(2,902,159)	120,188,834
GNMA certificates	1,497,499	3,549	—	1,501,048
Private-label mortgage securities: (1)
Investment grade	789,949	769	(35,388)	755,330
Split rating (2)	538,360	—	(7,072)	531,288
Non-investment grade	5,530,978	232,227	(190,516)	5,572,689
Total	$198,966,422	$818,253	$(3,506,023)	$196,278,652
________________________________

(1)	Credit ratings are current as of December 31, 2016.

(2)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$2,483,779	$42,041	$(1,653)	$2,524,167
Collateralized loan obligations	39,748,828	79,464	(121,564)	39,706,728
Mortgage-backed securities:
FHLMC certificates	27,432,208	592,777	—	28,024,985
FNMA certificates	126,292,589	1,213,349	(102,546)	127,403,392
GNMA certificates	1,509,079	3,878	—	1,512,957
Private-label mortgage securities:
Investment grade	847,064	1,100	(36,696)	811,468
Split rating (1)	553,376	—	(5,390)	547,986
Non-investment grade	5,796,816	212,151	(204,363)	5,804,604
Total	$204,663,739	$2,144,760	$(472,212)	$206,336,287
______________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due within one year	$507,032	$505,774
Due from one year to five years	1,515,946	1,508,479
Due after five years	40,011,328	40,036,559
Mortgage-backed securities	156,932,116	154,227,840
Total	$198,966,422	$196,278,652

During the three months ended December 31, 2016, $7.9 million in investment securities available for sale were called or matured. No investment securities were called or matured during the three months ended December 31, 2015. No investment securities available for sale were sold during the three months ended December 31, 2016. Proceeds from sales of investment securities available for sale during the three months ended December 31, 2015, were $1.2 million. Gross realized gains on the sale of these securities were $36,224 and gross realized losses were $259 for the three months ended December 31, 2015.
Investment securities available for sale with an aggregate carrying value of $95.9 million and $103.5 million at December 31, 2016 and September 30, 2016, respectively, were available to be pledged to secure Federal Home Loan Bank (“FHLB”) advances. However, no securities were pledged at either period end to secure FHLB advances.
Investment securities available for sale that had been in a continuous unrealized loss position for less than 12 months at December 31, 2016 and September 30, 2016 are as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$1,867,669	$(18,227)	$1,849,442
Mortgage-backed securities:
FHLMC certificates	12,550,014	(270,913)	12,279,101
FNMA certificates	95,343,561	(2,816,838)	92,526,723
Total	$109,761,244	$(3,105,978)	$106,655,266

	September 30, 2016
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$1,025,997	$(1,653)	$1,024,344
Mortgage-backed securities:
FNMA certificates	15,742,485	(71,197)	15,671,288
Private-label mortgage securities	2,487,651	(125,727)	2,361,924
Total	$19,256,133	$(198,577)	$19,057,556
Investment securities available for sale that had been in a continuous unrealized loss position for greater than 12 months at December 31, 2016 and September 30, 2016 are as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$15,461,723	$(81,748)	$15,379,975
Mortgage-backed securities:
FNMA certificates	3,790,201	(85,321)	3,704,880
Private-label mortgage securities	4,656,060	(232,976)	4,423,084
Total	$23,907,984	$(400,045)	$23,507,939

	September 30, 2016
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$15,469,859	$(121,564)	$15,348,295
Mortgage-backed securities:
FNMA certificates	3,923,709	(31,349)	3,892,360
Private-label mortgage securities	2,463,439	(120,722)	2,342,717
Total	$21,857,007	$(273,635)	$21,583,372
At December 31, 2016 the Company had approximately $233,000 of gross unrealized losses on private-label mortgage securities with aggregate amortized cost of approximately $4.7 million. Previously, in fiscal 2011, the Company recognized $380,000 in credit losses on its investment portfolio. During the three months ended December 31, 2016 and 2015, the Company recorded no other-than-temporary unrealized loss impairment charges. Other than what is discussed in the paragraphs below, the Company is projecting that it will receive essentially all contractual cash flows, so there is no break in yield or additional other than temporary impairment.
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
The following table shows issuer-specific information, including current par value, book value, fair value, credit rating and unrealized gain (loss) for the Company's portfolio of non-agency collateralized mortgage obligations as of December 31, 2016:

Cusip	Description	Credit Rating (1)			Cumulative Net Impairment Losses Recognized in Earnings	Current Par Value	Amortized Cost	Market Value	Unrealized Gain (Loss)
		Moody	S&P	Fitch	(dollars in thousands)
Investment Grade
36228FQF6	GSR 2003-4F 1A2	n/a	AA+	BBB	$—	$120	$120	$120	$—
55265KL80	MASTR 2003-8 4A1	n/a	AA+	AA	—	66	65	66	1
86359BVF5	SARM 2004-6 3A3	n/a	A+	n/a	—	604	605	569	(36)
	Total				—	790	790	755	(35)
Split Rating
17307GDL9	CMLTI 2004-HYB1 A31	Ba2	n/a	BBB	—	538	538	531	(7)
	Total				—	538	538	531	(7)
Non-Investment Grade
576433UQ7	MARM 2004-13 B1	NR	CCC	n/a	380	2,399	2,018	2,251	233
576433VN3	MARM 2004-15 4A1	Caa2	n/a	BB	—	1,173	1,173	1,104	(69)
576433QD1	MARM 2004-7 5A1	B2	BB	n/a	—	2,339	2,340	2,218	(122)
	Total				380	5,911	5,531	5,573	42
	Grand Total				$380	$7,239	$6,859	$6,859	$—
______________________________

(1)	Credit ratings are current as of December 31, 2016.

Changes in accumulated other comprehensive income (loss) by component for the three months ended December 31, 2016 and 2015 are shown in the table below. All amounts are net of tax. The line item affected in the consolidated statements of income by the reclassified amounts is gain (loss) on investment securities available for sale.

	Unrealized Gain/Loss on Available-for-Sale Securities
	Three Months Ended December 31,
	2016	2015

Beginning balance	$1,103,881	$604,086
Other comprehensive loss before reclassifications	(2,877,809)	(1,035,409)
Amounts reclassified from accumulated other comprehensive gain/loss to gain on investment securities available for sale	—	(22,083)
Net current-period other comprehensive loss	(2,877,809)	(1,057,492)
Ending balance	$(1,773,928)	$(453,406)

Note 6: Loans Receivable
Loans outstanding, by portfolio segment, are summarized in the following table:

	December 31, 2016	September 30, 2016

1-4 family residential real estate	$223,608,882	$236,939,555
Commercial real estate	595,207,275	595,157,268
Commercial	73,181,769	71,865,081
Real estate construction	79,136,008	80,500,321
Consumer and other	31,212,272	21,240,512
Total loans, net of acquisition fair value adjustments	1,002,346,206	1,005,702,737
Unamortized loan origination fees, net	(1,211,828)	(1,278,830)
Allowance for loan losses	(10,499,228)	(10,371,416)
Total loans, net	$990,635,150	$994,052,491
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
Commercial real estate loans are generally made by the Company to entities in Georgia, Alabama, Florida and adjoining states and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and generally requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2016, approximately 29.9% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.
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

The Company also originates first and second mortgage loans and home equity lines of credit secured by one- to four-family residential properties within Georgia, Alabama and the Florida panhandle. Management currently originates mortgages at all branch locations, but utilizes a centralized processing location to reduce the underwriting risk. The Company originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate 30 year conforming loans are generally originated for resale into the secondary market and loans that are non-conforming due to property exceptions and that have adjustable rates are generally retained in the Company’s portfolio. The non-conforming loans originated are not considered to be subprime loans and the amount of subprime and low documentation loans held by the Company is not material. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance. At December 31, 2016, the Company had $37.8 million of home equity lines of credit and second mortgage loans.
The Company originates consumer loans that consist of loans on deposits, auto loans, purchased mobile home loans, and various other installment loans. The Company primarily offers consumer loans as an accommodation to customers. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. The Company’s consumer lending generally follows accepted industry standards for non-subprime lending, including credit scores and debt to income ratios.
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

Nonaccrual and Past Due Loans. An aging analysis of past due loans, segregated by portfolio segment, at December 31, 2016 and September 30, 2016 was as follows:

	December 31, 2016	September 30, 2016

Current	$994,969,921	$998,370,863
Accruing past due loans:
30-89 days past due
1-4 family residential real estate	1,576,320	1,101,667
Commercial real estate	2,983,613	604,724
Commercial	750,627	50,712
Real estate construction	—	—
Consumer and other	300,590	335,062
Total 30-89 days past due	5,611,150	2,092,165
90 days or greater past due (1)
1-4 family residential real estate	223,173	449,901
Commercial real estate	—	929,944
Commercial	—	124,553
Real estate construction	—	—
Consumer and other	14,682	—
Total 90 days or greater past due	237,855	1,504,398
Total accruing past due loans	5,849,005	3,596,563
Nonaccruing loans: (2)
1-4 family residential real estate	904,962	930,121
Commercial real estate	501,449	2,705,439
Commercial	82,469	99,751
Real estate construction	—	—
Consumer and other	38,400	—
Nonaccruing loans	1,527,280	3,735,311
Total loans	$1,002,346,206	$1,005,702,737
________________________________

(1)
Acquired loans in the amount of $0 and $1.5 million at December 31, 2016 and September 30, 2016, respectively, are regarded as accruing loans and included in this section. These loans which are accounted for under ASC 310-30 are reported as accruing loans because of the ongoing recognition of accretion income established at the time of acquisition.

(2)
Acquired loans in the amount of $1.9 million and $2.5 million at December 31, 2016 and September 30, 2016, respectively, are regarded as accruing loans and excluded from the nonaccrual section due to the ongoing recognition of accretion income established at the time of acquisition.

Impaired Loans. The Company evaluates “impaired” loans, which include nonperforming loans and accruing troubled debt restructured loans having risk characteristics that are unique to an individual borrower, on a loan-by-loan basis with balances above a specified level. For smaller loans, the allowance is calculated based on the credit grade utilizing historical loss experience and other qualitative factors.

Impaired loans for the periods ended December 31, 2016 and September 30, 2016, segregated by portfolio segment, are presented below. There were $12,057 and $47,955 of recorded allowances for loan losses on impaired loans at December 31, 2016 and September 30, 2016, respectively.

				Three Months Ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance (1)	Average Investment in Impaired Loans	Interest Income Recognized

1-4 family residential real estate	$1,510,990	$2,125,432	$—	$1,524,127	$6,421
Commercial real estate	5,229,472	6,092,083	12,057	5,275,707	73,738
Commercial	82,469	256,198	—	91,110	—
Real estate construction	—	—	—	—	—
Total impaired loans	$6,822,931	$8,473,713	$12,057	$6,890,944	$80,159
________________________________

(1)
Commercial real estate loans with related allowances totaling $12,057 had a recorded investment and unpaid principal balance of $349,823 at December 31, 2016. During the three months ended December 31, 2016, the Company had an average investment in such loans of $352,257 and recorded $7,320 of interest income on the loans.

The recorded investment in accruing troubled debt restructured loans (“TDRs”) at December 31, 2016 totaled $4.8 million and is included in the impaired loan table above.

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

The recorded investment in accruing TDRs at September 30, 2016 totaled $6.0 million and is included in the impaired loan table above.
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

For the three month period ended December 31, 2016, the following table presents a breakdown of the types of concessions determined to be TDRs during the period by loan class. There were no new TDRs in the three month period ended December 31, 2015.

	Accruing Loans			Nonaccrual Loans
	Three Months Ended December 31, 2016			Three Months Ended December 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
1-4 family residential real estate	3	$250,146	$250,146	—	$—	$—
Consumer and other	—	—	—	1	32,138	32,138
Total	3	$250,146	$250,146	1	$32,138	$32,138
At December 31, 2016, restructured loans with a modified balance of $4.8 million were accruing and $191,983 were nonaccruing, while restructured loans with a modified balance of $7.3 million were accruing and $317,280 were nonaccruing at December 31, 2015. As of December 31, 2016, there was one loan in the amount of $271,107 that was restructured within the past twelve months and subsequently defaulted. There was one loan in the amount of $108,861 that defaulted within twelve months of its restructure at December 31, 2015.
Acquired Impaired Loans. The following table documents changes in the accretable discount on acquired credit impaired loans during the three months ended December 31, 2016 and the year ended September 30, 2016:

	Three Months Ended December 31, 2016	Year Ended September 30, 2016

Balance, beginning of period	$462,071	$3,391,288
Loan accretion	(192,260)	(2,929,217)
Balance, end of period	$269,811	$462,071
The following table presents the outstanding balances and related carrying amounts for all purchase credit impaired loans at the periods ended December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016

Unpaid principal balance	$21,446,493	$22,666,947
Carrying amount	19,905,484	21,118,977
Acquired Performing Loans. Included within total loans are acquired performing loans shown net of fair value discounts in the amount of $252.0 million and $286.1 million at December 31, 2016 and September 30, 2016, respectively. These fair value discounts are being amortized over the remaining lives of the respective loans and totaled $2.1 million and $2.6 million at December 31, 2016 and September 30, 2016, respectively.
Credit Quality Indicators. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including the level of classified loans, net charge-offs, nonperforming loans (see details above) and the general economic conditions in its market areas.
The Company utilizes a risk rating system to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 8. The risk grade for each individual loan is determined by the loan officer and other approving officers at the time of loan origination and is adjusted from time to time to reflect an ongoing assessment of loan risk. Risk grades are reviewed quarterly for all substandard, nonaccrual and TDR loans, and annually as part of the Company's internal loan review process. In addition, individual loan risk grades are reviewed in connection with all renewals, extensions and modifications.

The following table presents the risk grades of the loan portfolio, segregated by class of loans:
December 31, 2016

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$218,400,914	$558,011,779	$72,571,814	$77,945,089	$31,117,607	$958,047,203
Special Mention (5)	1,339,720	13,267,632	71,330	76,668	—	14,755,350
Substandard (6)	3,868,248	23,927,864	538,625	1,114,251	94,665	29,543,653
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total loans	$223,608,882	$595,207,275	$73,181,769	$79,136,008	$31,212,272	$1,002,346,206
September 30, 2016

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$231,606,989	$552,056,562	$71,053,118	$79,347,882	$21,171,121	$955,235,672
Special Mention (5)	1,314,543	11,699,353	73,878	38,159	—	13,125,933
Substandard (6)	4,018,023	31,401,353	738,085	1,114,280	69,391	37,341,132
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total loans	$236,939,555	$595,157,268	$71,865,081	$80,500,321	$21,240,512	$1,005,702,737
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
The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time. During the current quarter and the prior fiscal year, the Company made minor refinements to the qualitative risk factors but no significant changes to its allowance methodology. The adjustments in the Company's methodology were not material to the overall allowance or provision for the three months ended December 31, 2016 or for the fiscal year ended September 30, 2016.
An unallocated allowance is generally maintained in a range of 4% to 12% of the total allowance in recognition of the imprecision of the estimates and other factors. In times of greater economic downturn and uncertainty, the higher end of this range is provided.
The Company recorded net recoveries of $878,000 during the three months ended December 31, 2016. With asset quality remaining strong, and the continued trend of net recoveries, the Company recorded a negative provision of $750,000 in order to limit the reserve build to $128,000 during the three months ended December 31, 2016. A negative provision of $250,000 was recorded during the fiscal year ended September 30, 2016, while no negative provision was recorded during the three months ended December 31, 2015.
The following tables are a summary of transactions in the allowance for loan losses by portfolio segment for the three months ended December 31, 2016 and the fiscal year ended September 30, 2016:

	Three Months Ended December 31, 2016
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$779,288	$7,346,130	$600,258	$516,556	$79,140	$1,050,044	$10,371,416
Charge-offs	—	(49,097)	—	—	(946)	—	(50,043)
Recoveries	111,914	669,083	130,795	—	16,063	—	927,855
Provision	(118,142)	(866,210)	38,612	153,948	64,220	(22,428)	(750,000)
Ending balance	$773,060	$7,099,906	$769,665	$670,504	$158,477	$1,027,616	$10,499,228
Amounts allocated to:
Individually evaluated for impairment	$—	$12,057	$—	$—	$27,000	$—	$39,057
Other loans not individually evaluated	773,060	7,087,849	769,665	670,504	131,477	1,027,616	10,460,171
Ending balance	$773,060	$7,099,906	$769,665	$670,504	$158,477	$1,027,616	$10,499,228
Loans:
Amounts collectively evaluated for impairment	$219,565,872	$576,437,169	$69,266,470	$79,136,008	$31,180,839		$975,586,358
Amounts individually evaluated for impairment	1,510,990	5,229,472	82,469	—	31,433		6,854,364
Amounts related to loans acquired with deteriorated credit quality	2,532,020	13,540,634	3,832,830	—	—		19,905,484
Ending balance	$223,608,882	$595,207,275	$73,181,769	$79,136,008	$31,212,272		$1,002,346,206

	Year Ended September 30, 2016
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$708,671	$7,787,165	$473,342	$503,112	$16,222	$—	$9,488,512
Charge-offs	(53,620)	(135,983)	(25,993)	—	(11,529)	—	(227,125)
Recoveries	98,541	441,118	793,191	5,000	22,179	—	1,360,029
Provision (1)	25,696	(746,170)	(640,282)	8,444	52,268	1,050,044	(250,000)
Ending balance	$779,288	$7,346,130	$600,258	$516,556	$79,140	$1,050,044	$10,371,416
Amounts allocated to:
Individually evaluated for impairment	$—	$47,955	$—	$—	$—	$—	$47,955
Other loans not individually evaluated	779,288	7,298,175	600,258	516,556	79,140	1,050,044	10,323,461
Ending balance	$779,288	$7,346,130	$600,258	$516,556	$79,140	$1,050,044	$10,371,416
Loans:
Amounts collectively evaluated for impairment	$232,761,343	$573,936,063	$67,825,557	$80,500,321	$21,240,512		$976,263,796
Amounts individually evaluated for impairment	1,042,504	7,177,709	99,751	—	—		8,319,964
Amounts related to loans acquired with deteriorated credit quality	3,135,708	14,043,496	3,939,773	—	—		21,118,977
Ending balance	$236,939,555	$595,157,268	$71,865,081	$80,500,321	$21,240,512		$1,005,702,737
Included within the above loan amounts are acquired loans, both performing and purchased credit impaired, which are shown net of fair value discounts. The total acquired net loan amounts reflected in the above tables were $271.6 million and $306.8 million at December 31, 2016 and September 30, 2016, respectively. The total remaining fair value discounts related to the acquired loans totaled $2.4 million and $3.1 million at December 31, 2016 and September 30, 2016, respectively.

Note 7: Income Per Share
Basic net income per share for the three months ended December 31, 2016 and 2015 was computed by dividing net income to common shareholders by the weighted average number of shares of common stock outstanding, which consists of issued shares less unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted shares.
Diluted net income per share for the three months ended December 31, 2016 and 2015 was computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options and unvested restricted shares, determined using the treasury stock method.

	Three Months Ended December 31,
	2016	2015
Numerator:
Net income	$5,045,667	$4,614,278
Denominator:
Weighted average common shares outstanding	14,207,468	14,885,529
Common stock equivalents	857,411	659,687
Diluted shares	15,064,879	15,545,216
Net income per share:
Basic	$0.36	$0.31
Diluted	$0.33	$0.30

For the three months ended December 31, 2016 and 2015 there were 663,418 and 405,679, respectively, of dilutive stock options. Additionally, for the three months ended December 31, 2016 and 2015, there were 193,993 and 254,008 shares, respectively, of dilutive unvested restricted stock. There were no shares which were subject to options issued with exercise prices in excess of the average market value per share during the periods ended December 31, 2016 and 2015.

Note 8: Real Estate Owned
The following is a summary of transactions in real estate owned:

	Three Months Ended December 31, 2016	Year Ended September 30, 2016

Balance, beginning of period	$2,706,461	$3,410,538
Real estate acquired through foreclosure of loans receivable	437,812	1,757,886
Real estate purchased in acquisition	—	454,900
Donation of other real estate owned	—	(21,500)
Proceeds from real estate sold	(1,427,624)	(3,631,676)
Provision for losses on real estate owned recognized in noninterest expense	—	(163,741)
Gain on sale of real estate owned recognized in noninterest expense	444,045	900,054
Balance, end of period	$2,160,694	$2,706,461
Included in the tables above is approximately $501,000 and $618,000 of foreclosed residential real estate property at December 31, 2016 and September 30, 2016, respectively. The Company had no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at December 31, 2016, while $536,000 in consumer mortgage loans collateralized by residential real estate were in the process of foreclosure at September 30, 2016.

Note 9: Employee Benefits
The Company has a 2002 stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. For options granted under the 2002 stock option plan, when granted, the options vest over periods of up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or non-qualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 882,876 shares for the plan, of which 111,184 have been issued or retired upon the exercise of the option granted under the plan, 613,288 are granted and outstanding and no shares are available to be granted at December 31, 2016 within this plan. All share and share amounts related to employee benefits have been updated to reflect the completion of the second-step conversion on April 8, 2013 at a conversion ratio of 1.2471. As of December 31, 2016, 587,605 shares have vested under this plan. During the three months ended December 31, 2016, 11,224 options from this plan vested.
In addition to the plan above, on December 19, 2013, the Company's stockholders approved the 2013 Equity Incentive Plan, which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest from one year to five years from grant date or upon death or disability. All options must be exercised within a 10-year period from the grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or non-qualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 1,428,943 shares for the plan, of which 1,080,680 were granted and outstanding as of December 31, 2016, with the remaining 348,263 shares available to be granted at December 31, 2016. During the three months ended December 31, 2016, 194,335 options from this plan vested. As of December 31, 2016, 583,005 shares have vested under this plan.

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)

Options outstanding – September 30, 2016	1,693,968	$10.14	6
Options exercised	—	—	0
Options forfeited	—	—	0
Options granted	—	—	0
Options outstanding – December 31, 2016	1,693,968	$10.14	6
Options exercisable – December 31, 2016	1,140,667	$9.70	5
The stock price at December 31, 2016 was greater than the exercise prices on 1,693,968 options outstanding and therefore had an intrinsic value of $11,059,177. The total intrinsic value of all 1,140,667 shares exercisable at December 31, 2016 was $7,954,097.
Stock option expense was $84,835 and $80,578 for the three months ended December 31, 2016 and 2015, respectively. The following table summarizes information about the options outstanding at December 31, 2016:

Number of options outstanding at December 31, 2016	Remaining contractual life in years	Exercise price per share

354,515	2	$8.82
174,594	4	$8.18
66,720	4	$7.22
12,471	5	$7.34
4,988	5	$7.79
971,680	7	$10.89
30,000	9	$12.66
3,000	9	$13.16
73,000	9	$13.31
3,000	10	$13.30
1,693,968
In addition to the above, the Company implemented the Charter Financial Corporation 2013 Equity Incentive Plan as described above, which has 571,577 shares authorized, and during the year ended September 30, 2014, the Company granted 360,092 shares of restricted stock to key employees and directors. During the three months ended December 31, 2016, 72,015 shares vested. The remaining 211,485 shares are available to be granted at December 31, 2016.

	Shares	Weighted average grant date fair value per award

Unvested restricted stock awards - September 30, 2016	216,062	$10.89
Granted	—	—
Vested	72,015	10.89
Canceled or expired	—	—
Unvested restricted stock awards – December 31, 2016	144,047	$10.89
Grants subsequent to December 1, 2013 will be expensed to the scheduled vesting.

Note 10: Commitments and Contingent Liabilities
In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At December 31, 2016, commitments to extend credit and standby letters of credit totaled $211.1 million. The Company does not anticipate any material losses as a result of these transactions.

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management, none of these matters should have a material adverse effect on the Company’s financial position or results of operation.

Note 11: Fair Value of Financial Instruments and Fair Value Measurement
Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1- Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date; Level 2- Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data; Level 3- Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the three months ended December 31, 2016, there were no transfers between levels.
All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. These securities are priced via independent service providers. In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values.
At December 31, 2016, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of state and municipal securities, collateralized loan obligations (“CLO”), mortgage-backed securities and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. These are inputs used by a third-party pricing service used by the Company. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.
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

Assets and Liabilities Measured on a Recurring Basis:
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2016
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
State and municipal securities	$2,470,740	$—	$2,470,740	$—
Collateralized loan obligations	39,580,072	—	39,580,072	—
Mortgage-backed securities:
FHLMC certificates	25,678,651	—	25,678,651	—
FNMA certificates	120,188,834	—	120,188,834	—
GNMA certificates	1,501,048	—	1,501,048	—
Private-label mortgage securities:
Investment grade	755,330	—	755,330	—
Split rating (1)	531,288	—	531,288	—
Non-investment grade	5,572,689	—	5,572,689	—
Total investment securities available for sale	196,278,652	—	196,278,652	—
Mortgage servicing rights	986,664	—	986,664	—
Assets held for sale	712,300	—	—	712,300
Total recurring assets at fair value	$197,977,616	$—	$197,265,316	$712,300
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2016
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
State and municipal securities	$2,524,167	$—	$2,524,167	$—
Collateralized loan obligations	39,706,728	—	39,706,728	—
Mortgage–backed securities:
FHLMC certificates	28,024,985	—	28,024,985	—
FNMA certificates	127,403,392	—	127,403,392	—
GNMA certificates	1,512,957	—	1,512,957	—
Private-label mortgage securities:
Investment grade	811,468	—	811,468	—
Split rating (1)	547,986	—	547,986	—
Non-investment grade	5,804,604	—	5,804,604	—
Total investment securities available for sale	206,336,287	—	206,336,287	—
Mortgage servicing rights	820,557	—	820,557	—
Assets held for sale	975,300	—	—	975,300
Total recurring assets at fair value	$208,132,144	$—	$207,156,844	$975,300
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

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
A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis is as follows:

	Three Months Ended December 31, 2016	Year Ended September 30, 2016

Fair value, beginning balance	$975,300	$1,657,084
Sales	(263,000)	(356,780)
Valuation loss recognized in noninterest expense	—	(325,004)
Fair value, ending balance	$712,300	$975,300
Assets and Liabilities Measured on a Nonrecurring Basis:
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Impaired loans	$2,101,283	$—	$—	$2,101,283
Other real estate owned	2,160,694	—	—	2,160,694
September 30, 2016
Impaired loans	$2,875,691	$—	$—	$2,875,691
Other real estate owned	2,706,461	—	—	2,706,461
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
The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at December 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	General Range (Discount)			Weighted Average Discount
Impaired Loans	$2,101,283	Property appraisals	Management discount for property type and recent market volatility	19%	—	71%	40%
OREO	$2,160,694	Property appraisals	Management discount for property type and recent market volatility	12%	—	61%	27%
Assets Held for Sale	$712,300	Valuation analysis	Management discount for property type and recent market volatility	0%	—	53%	42%
Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2016 and September 30, 2016.
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
COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at December 31, 2016 and at September 30, 2016, the fair value of these commitments is not presented.
Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of December 31, 2016 and September 30, 2016 is summarized below:

	December 31, 2016
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$131,848,568	$131,848,568	$131,848,568	$—	$—
Certificates of deposit held at other financial institutions	12,256,580	12,256,580	—	12,256,580	—
Investments available for sale	196,278,652	196,278,652	—	196,278,652	—
FHLB stock	3,361,800	3,361,800	—	3,361,800	—
Restricted securities, at cost	279,000	279,000	—	279,000	—
Loans receivable, net	990,635,150	987,270,348	—	—	987,270,348
Loans held for sale	3,235,852	3,290,098	—	3,290,098	—
Mortgage servicing rights	986,664	986,664	—	986,664	—
Assets held for sale	712,300	712,300	—	—	712,300
Accrued interest and dividends receivable	3,579,205	3,579,205	—	580,857	2,998,348
Financial liabilities:
Deposits	$1,186,346,952	$1,189,767,342	$—	$1,189,767,342	$—
FHLB advances	50,000,000	51,011,264	—	51,011,264	—
Floating rate junior subordinated debt	6,621,823	6,621,823	—	6,621,823	—
Accrued interest payable	235,554	235,554	—	235,554	—

	September 30, 2016
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$91,849,499	$91,849,499	$91,849,499	$—	$—
Certificates of deposit held at other financial institutions	14,496,410	14,496,410	—	14,496,410	—
Investments available for sale	206,336,287	206,336,287	—	206,336,287	—
FHLB stock	3,361,800	3,361,800	—	3,361,800	—
Restricted securities, at cost	279,000	279,000	—	279,000	—
Loans receivable, net	994,052,491	994,739,059	—	—	994,739,059
Loans held for sale	2,941,982	2,991,756	—	2,991,756	—
Mortgage servicing rights	820,557	820,557	—	820,557	—
Assets held for sale	975,300	975,300	—	—	975,300
Accrued interest and dividends receivable	3,442,051	3,442,051	—	611,010	2,831,041
Financial liabilities:
Deposits	$1,161,843,586	$1,165,687,674	$—	$1,165,687,674	$—
FHLB advances	50,000,000	52,282,107	—	52,282,107	—
Floating rate junior subordinated debt	6,587,549	6,587,549	—	6,587,549	—
Accrued interest payable	709,629	709,629	—	709,629	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended December 31, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.
Forward-Looking Statements
This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” “potential, ” “seek,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities, including identifying suitable acquisition opportunities; the adverse effect of a breach of our computer system; our ability to successfully integrate acquired entities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and changes in our organization, compensation and benefit plans. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 under Part I Item 1A. “Risk Factors,” and in the Company’s other filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-

looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
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
The Company is significantly affected by prevailing general and local economic conditions, particularly market interest rates, and by government policies concerning, among other things, monetary and fiscal affairs and the federal regulation of financial institutions. Following the November Presidential election, small business and investor optimism have risen considerably, though the long term impact of the new administration's policies remains to be determined. Deposit balances are influenced by a number of factors, including interest rates paid on competing personal investment products, the level of personal income, and the personal rate of savings within our market areas. Lending activities are influenced by the demand for housing and other loans, changing loan underwriting guidelines, as well as interest rate pricing competition from other lending institutions. The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.
On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies. Generally, deposit pricing is based upon a survey of competitors in the Bank’s market areas, and the need to attract funding and retain maturing deposits.
Net income was $5.0 million for the three months ended December 31, 2016 compared to $4.6 million for the three months ended December 31, 2015, respectively.
Atlanta Metro Expansion
As announced on April 15, 2016, the Company completed its merger with CBS Financial Corporation (“CBS”), the parent company of Community Bank of the South. Prior to the merger, Community Bank of the South operated four branches located in Smyrna and Marietta, Georgia. Upon completion of the merger, $376.4 million of total assets, $300.8 million of total loans and $333.7 million of total deposits were added to the Company's balance sheet. With the consummation of the merger, approximately 60% of the Company's loans and deposits are in the Atlanta Combined Statistical Area (“CSA”). Full conversion and integration of Community Bank of the South into CharterBank was completed in July 2016. Additionally, a banking location serving the demographically desirable Buckhead market in Atlanta is set to move into its permanent facility in our second fiscal quarter of 2017. These additions to our franchise provide access to attractive population centers and the potential for corresponding growth. We continue to have capital for additional growth which may include acquisitions.

Critical Accounting Policies
Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, the Company considers its critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, real estate owned, goodwill and other intangible assets, deferred income taxes, and estimation of fair value. There have been no material changes in our critical accounting policies during the three months ended December 31, 2016.

Comparison of Financial Condition at December 31, 2016 and September 30, 2016
Assets. Total assets increased $23.3 million to $1.5 billion at December 31, 2016. This increase in assets was due primarily to a continued surge in retail deposits and the corresponding cash increase, as well as paydowns on loans. Net loans declined $3.4 million, or 0.3%, to $990.6 million at December 31, 2016, from $994.1 million at September 30, 2016.

Cash and cash equivalents. Cash and cash equivalents increased $40.0 million to $131.8 million at December 31, 2016, up from $91.8 million at September 30, 2016. This increase was primarily due to a $24.5 million increase in deposits, a combined $13.1 million in principal collections and calls of investment securities available for sale, and paydowns on the Company's loan portfolio, partially offset by outlays of cash of $7.6 million to purchase investment securities available for sale.
Loans. At December 31, 2016, net loans were $990.6 million, or 67.8% of total assets, compared with $994.1 million, or 69.1% of total assets, at September 30, 2016. The decrease was attributable to paydowns on loans purchased in the acquisition of CBS, which totaled $32.2 million during the three months ended December 31, 2016. This decrease was partially offset by the purchase of $9.7 million of mobile home loans from a national lender.
________________________________
Loans are shown net of deferred loan fees, allowance for loan losses, nonaccretable differences and accretable discounts.

Investment Securities Portfolio. At December 31, 2016, our investment securities portfolio totaled $196.3 million, compared to $206.3 million at September 30, 2016. The decrease was attributable to $5.4 million in principal paydowns, $7.9 million in maturities or calls and a $4.4 million decrease in unrealized gains on available for sale securities. These decreases were offset partially by the purchase of $7.6 million in securities during the first three months of fiscal 2017.
During fiscal 2016 and the first three months of fiscal 2017, we have had no additional other-than-temporary impairment charges on non-agency collateralized mortgage backed securities. Through December 31, 2016, we had recorded a cumulative $380,000 of other-than-temporary impairment charges with respect to one private label security. No other non-agency collateralized mortgage backed securities in our investment portfolio were other-than-temporarily impaired at December 31, 2016.
Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us noninterest income that is non-taxable. The total cash surrender values of bank owned life insurance policies at December 31, 2016 and September 30, 2016 were $49.6 million and $49.3 million, respectively.
Deposits. Total deposits increased $24.5 million to $1.2 billion at December 31, 2016. The increase was attributable to a continued surge in deposits. Transaction accounts, money market accounts and retail CDs increased overall by $3.8 million, $22.5 million, and $746,000, respectively. At December 31, 2016, $1.1 billion of deposits were retail deposits. We currently have $36.8 million deposits classified as wholesale deposits, most of which are brokered deposits, with others from an internet funding service assumed in the CBS acquisition. The following table shows deposit fees earned and deposit balances by category for the quarter end periods indicated:

		Deposit Balances
	Deposit & Bankcard Fees	Checking	Savings	Money Market	Total Core Deposits (1)	Retail Certificates of Deposit	Wholesale Certificates of Deposit	Total Deposits
		(dollars in thousands)
December 31, 2016	$3,170	$481,841	$61,300	$265,316	$808,457	$341,108	$36,782	$1,186,347
September 30, 2016	3,179	478,028	63,824	242,853	784,705	340,362	36,777	1,161,844
June 30, 2016	3,110	472,123	62,810	247,165	782,098	336,394	36,753	1,155,245
March 31, 2016	2,809	353,834	54,317	146,109	554,260	206,832	30,600	791,692
December 31, 2015	2,898	331,570	50,017	131,997	513,584	200,061	30,589	744,234
September 30, 2015	2,767	327,373	50,566	127,215	505,154	198,124	35,577	738,855
June 30, 2015	2,679	328,961	51,292	125,468	505,721	197,750	30,767	734,238
March 31, 2015	2,507	328,012	49,848	122,990	500,850	205,118	30,835	736,803
December 31, 2014	2,530	310,891	48,380	124,017	483,288	218,187	—	701,475
__________________________________

(1)	Non-GAAP financial measure. See Non-GAAP Financial Measures for more information.
Borrowings. Our borrowings consist of advances from the FHLB of Atlanta as well as floating rate junior subordinated debt assumed in the acquisition of CBS. FHLB borrowings totaled $50.0 million at both December 31, 2016 and September 30, 2016, respectively.
Based upon actual collateral pledged, excluding cash, additional advances of $84.5 million were available along with securities available for sale with lendable collateral value of $91.1 million that were also available to be pledged at December 31, 2016.
At December 31, 2016, approximately $69.2 million of credit was available to us at the Federal Reserve Bank of Atlanta based on loan collateral pledged. The line of credit at the Federal Reserve Bank of Atlanta was not used other than during periodic testing to ensure the line was functional.
Floating rate junior subordinated debt assumed in the CBS acquisition totaled $9.3 million, with purchase accounting discounts reducing the book value to $6.6 million at December 31, 2016 and September 30, 2016, respectively.
Stockholders’ Equity. At December 31, 2016, total stockholders’ equity totaled $205.5 million, or $13.67 per net share, a $2.4 million increase from September 30, 2016 due to $5.0 million of net income and a $684,000 increase from the release of the Company's ESOP shares. These increases were partially offset by a $2.9 million decrease in other comprehensive income on the Company's portfolio of investment securities available for sale during the three months ended December 31, 2016. Tangible book value increased to $11.52 per share at December 31, 2016 compared with $11.36 per share at September 30, 2016.

Comparison of Operating Results for the Three Months Ended December 31, 2016 and December 31, 2015
General. Net income increased $431,000 to $5.0 million for the quarter ended December 31, 2016 from $4.6 million for the quarter ended December 31, 2015. The increase was primarily due to increased loan interest income and deposit fee income from the acquisition of CBS, completed in the third quarter of fiscal 2016, a negative provision of $750,000, and $444,000 of gains on sale of OREO, partially offset by $2.9 million of recoveries on loans formerly covered by loss sharing agreements during the prior-year period. Net interest income increased $3.0 million primarily due to a 41.7% increase in the average balance of loans receivable for the three months ended December 31, 2016 compared with the prior-year quarter.
Interest Income. Total interest income increased $3.4 million, or 32.8%, to $13.9 million for the quarter ended December 31, 2016 from $10.4 million for the quarter ended December 31, 2015. This increase was attributable to an increase in loan interest income excluding accretion of $3.6 million. The average balance of loans receivable for the three months ended December 31, 2016 increased $295.4 million to $1.0 billion, compared with $707.9 million in the prior-year period, primarily attributable to the acquisition of CBS, which brought in $300.8 million of net loans to the Company's portfolio during the third quarter of fiscal 2016. Yield on loans fell 32 basis points to 5.01% during the three months ended December 31, 2016, compared to 5.33% during the prior-year period as higher-yielding acquired loans paid off as well as a drop of $446,000 in accretion of acquired loan discounts.

The table below shows discount accretion included in income over the past seven years and for the quarter ended December 31, 2016, and the remaining discount to be recognized as of December 31, 2016:

	Loan Accretion (Amortization)
	2010	2011	2012	2013	2014	2015	2016	1Q 2017	Remaining
	(in thousands)
NCB	$4,519	$2,272	$751	$844	$239	$68	$—	$—	$—
MCB	3,242	5,742	3,740	3,086	3,110	2,621	751	—	—
FNB	—	252	4,497	4,993	3,245	3,256	2,250	192	270
CBS	—	—	—	—	—	—	1,370	532	2,093
Total	7,761	8,266	8,988	8,923	6,594	5,945	4,371	724	2,363
Amortization (1)	—	—	—	—	(3,507)	(2,387)	—	—	—
Net	$7,761	$8,266	$8,988	$8,923	$3,087	$3,558	$4,371	$724	$2,363
__________________________________

(1)
Based on revised estimated cash flows related to previously covered loans, $2.4 million of the FDIC indemnification asset was amortized as an offset to loan interest income in the year ended September 30, 2015 and $3.5 million in the year ended September 30, 2014. Loss share agreements with the FDIC were terminated in the fourth quarter of fiscal 2015.

Interest on taxable investment securities, which consisted of taxable state and municipal securities, CLOs, mortgage-backed securities and private-label mortgage securities, increased $149,000 to $1.1 million for the quarter ended December 31, 2016 from $947,000 for the quarter ended December 31, 2015. This increase was primarily attributable to an increase of $14.6 million in the average balance of taxable securities, as well as an early payoff of one CLO security and the resultant $69,000 of discount accretion recognized immediately on the security. Interest on nontaxable investment securities, which consisted of nontaxable state and municipal securities, was $5,000 for the quarter ended December 31, 2016.
Interest on interest-bearing deposits in other financial institutions increased $98,000 to $111,000 for the quarter ended December 31, 2016, compared to the same period in 2015 due to a $75.9 million increase in the average balance of such deposits combined with the Federal Reserve's decision to increase interest rates in December 2015 and again in December 2016.
Interest on certificates of deposits held at other financial institutions was $43,000 during the quarter ended December 31, 2016, compared to $0 during the prior-year quarter as these were acquired in the CBS acquisition.
The following table shows selected average yield and cost information for the quarter end periods indicated:

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015

Yield on loans	5.01%	5.07%	5.20%	5.03%	5.33%
Yield on securities	2.24%	2.21%	2.13%	2.14%	2.10%
Yield on assets	4.21%	4.33%	4.48%	4.26%	4.56%

Cost of deposits	0.46%	0.46%	0.43%	0.42%	0.42%
Cost of CDs	0.89%	0.87%	0.79%	0.89%	0.88%
Cost of interest bearing checking	0.14%	0.15%	0.12%	0.12%	0.12%
Cost of bank rewarded checking	0.20%	0.19%	0.20%	0.20%	0.20%
Cost of savings	0.04%	0.04%	0.06%	0.03%	0.03%
Cost of MMDA	0.30%	0.30%	0.31%	0.25%	0.23%
Cost of borrowings	3.10%	3.10%	3.54%	4.36%	4.28%
Cost of subordinated debt	7.32%	7.18%	7.53%	—%	—%
Cost of liabilities	0.63%	0.63%	0.63%	0.70%	0.71%

Loan/deposit spread	4.55%	4.61%	4.77%	4.61%	4.91%
Asset/liability spread	3.58%	3.70%	3.85%	3.56%	3.85%
Interest Expense. Total interest expense increased $448,000 to $1.7 million for the quarter ended December 31, 2016, compared to $1.2 million for the prior year quarter. While the cost of interest-bearing liabilities fell by eight basis points during the three months ended December 31, 2016, the average balances increased $368.7 million to $1.1 billion compared to the prior year quarter. Both increases were largely attributable to the acquisition of CBS.
Interest expense on deposits increased $493,000, or 74.1%, to $1.2 million for the quarter ended December 31, 2016, compared to $665,000 for the quarter ended December 31, 2015. The increase was primarily due to a $363.7 million, or 57.1%, increase in average interest-bearing deposits as a result of the CBS acquisition and the Company's continued surge in legacy deposits. The cost of money market accounts increased to $194,000, up $119,000 over the prior year quarter, due to an increase of $124.4 million, or 95.1%, in the average balance of money market accounts and a 7 basis point increase in average cost to 0.30%. The average balance on certificates of deposit increased $149.0 million, or 64.2%, for the quarter ended December 31, 2016, while the cost of CDs increased $338,000, or 66.5%, to $846,000 for the quarter ended December 31, 2016, from $508,000 for the quarter ended December 31, 2015. Interest expense on FHLB advances decreased $166,000 to $387,000 for the quarter ended December 31, 2016 compared to $553,000 for the quarter ended December 31, 2015, due to the expiration in May 2016 of a $25 million advance costing 4.33% which was extended for an additional five years at 1.76%. Interest expense on the Company's floating rate junior subordinated debt, which was inherited in the CBS acquisition, was $121,000 for the quarter ended December 31, 2016, at an average cost of 7.32%.
Net Interest Income. Net interest income increased $3.0 million, or 32.3%, to $12.2 million for the quarter ended December 31, 2016, from $9.2 million for the quarter ended December 31, 2015. The net increase was due to an increase in interest income of $3.4 million to $13.9 million for the current year quarter, offset partially by an increase in total interest expense of $448,000 to $1.7 million compared to the prior year quarter. Net interest income included $723,000 of net purchase discount accretion income for the quarter ended December 31, 2016, compared to $1.2 million for the quarter ended December 31, 2015. Additionally, the year over year increase in average loans of $295.4 million, resulting largely from the additions to the Company's portfolio from the CBS acquisition, contributed to the increase in net interest income.
Despite an increase of $363.7 million, or 57.1%, in the average balance of interest-bearing deposits during the quarter ended December 31, 2016 compared to the prior year period, total interest expense increased only 36.8%. The increase in interest-bearing deposits reflects the deposits assumed in the acquisition of CBS as well as the Company's continued surge in legacy deposits. As the table below indicates, our net interest margin decreased 32 basis points to 3.71% for the quarter ended December 31, 2016 from 4.03% for the prior year quarter, while our net interest rate spread decreased 27 basis points to 3.58% for the first quarter of fiscal 2017 from 3.85% for the first quarter of fiscal 2016. Additionally, net interest margin excluding the effects of purchase accounting was 3.48% for the quarter ended December 31, 2016 compared to 3.51% for the quarter ended December 31, 2015. At December 31, 2016, there was $2.4 million of discount remaining to accrete into interest income over the remaining life of the acquired loans. Of that balance, $270,000 relating to the acquisition of the First National Bank of Florida ("FNB") will be accreted into income over the next three quarters, while $2.1 million related to the acquisition of CBS will be accreted into income over the remaining lives of the loans.

	For the Three Months Ended December 31,
	2016			2015
	Average Balance	Interest	Average Yield/Cost (10)	Average Balance	Interest	Average Yield/Cost (10)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$99,268	$111	0.45%	$23,371	$12	0.21%
Certificates of deposit held at other financial institutions	13,351	43	1.28	—	—	—
FHLB common stock and other equity securities	3,362	39	4.67	3,078	39	5.06
Taxable investment securities	195,131	1,096	2.25	180,573	946	2.10
Nontaxable investment securities (1)	1,597	5	1.14	—	—	—
Restricted securities	279	3	3.69	—	—	—
Loans receivable (1)(2)(3)(4)	1,003,322	11,846	4.72	707,926	8,273	4.67
Accretion, net, of acquired loan discounts (5)		723	0.29		1,169	0.66
Total interest-earning assets	1,316,310	13,866	4.21	914,948	10,439	4.56
Total noninterest-earning assets	134,572			94,441
Total assets	$1,450,882			$1,009,389
Liabilities and Equity:
Interest-bearing liabilities:
Interest bearing checking	$251,070	$86	0.14%	$177,536	$55	0.12%
Bank rewarded checking	51,752	26	0.20	46,705	23	0.20
Savings accounts	62,157	6	0.04	50,390	4	0.03
Money market deposit accounts	255,332	194	0.30	130,890	75	0.23
Certificate of deposit accounts	380,962	846	0.89	232,011	508	0.88
Total interest-bearing deposits	1,001,273	1,158	0.46	637,532	665	0.42
Borrowed funds	50,000	387	3.10	51,630	553	4.28
Floating rate junior subordinated debt	6,599	121	7.32	—	—	—
Total interest-bearing liabilities	1,057,872	1,666	0.63	689,162	1,218	0.71
Noninterest-bearing deposits	172,247			103,433
Other noninterest-bearing liabilities	15,775			10,916
Total noninterest-bearing liabilities	188,022			114,349
Total liabilities	1,245,894			803,511
Total stockholders' equity	205,021			205,878
Total liabilities and stockholders' equity	$1,450,915			$1,009,389
Net interest income		$12,200			$9,221
Net interest-earning assets (6)		$258,438			$225,786
Net interest rate spread (7)			3.58%			3.85%
Net interest margin (8)			3.71%			4.03%
Net interest margin, excluding the effects of purchase accounting (9)			3.48%			3.51%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.43%			132.76%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion on acquired loans.

(5)	Accretion of accretable purchase discount on loans acquired.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)
Net interest margin, excluding the effects of purchase accounting, a non-GAAP measure (See Non-GAAP Financial Measures for further information), represents net interest income excluding accretion of acquired loan discounts as a percentage of average net interest earning assets excluding loan accretable discounts in the amount of $2.9 million and $3.1 million for the three months ended December 31, 2016 and December 31, 2015, respectively.

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

	For the Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$39	$14	$46	$99
Certificates of deposit held at other financial institutions	$—	$—	$43	$43
FHLB common stock and other equity securities	4	(3)	(1)	—
Taxable investment securities	76	68	6	150
Nontaxable investment securities	—	—	5	5
Restricted securities	—	—	3	3
Loans receivable	3,940	(574)	(239)	3,127
Total interest-earning assets	$4,059	$(495)	$(137)	$3,427
Interest Expense:
Checking accounts	$27	$5	$2	$34
Savings accounts	1	1	—	2
Money market deposit accounts	71	24	24	119
Certificate of deposit accounts	326	8	4	338
Total interest-bearing deposits	425	38	30	493
Borrowed funds	(17)	(153)	4	(166)
Floating rate junior subordinated debt	—	—	121	121
Total interest-bearing liabilities	$408	$(115)	$155	$448
Net change in net interest income	$3,651	$(380)	$(292)	$2,979
Provision for Loan Losses. A negative provision for loan losses of $750,000 was recorded in the quarter ended December 31, 2016 due to the continued positive credit quality trends of the loan portfolio, as well as continuing net recoveries of formerly charged-off loans. During the prior-year period, no provision for loan losses was recorded.
Net recoveries for the three months ended December 31, 2016 were $878,000, compared to net recoveries of $207,000 for the three months ended December 31, 2015. The allowance for loan losses was $10.5 million, or 1.05% of total loans receivable, at December 31, 2016. Our nonperforming loans decreased to $1.8 million, or 0.18%, of total loans at December 31, 2016 from $2.5 million at December 31, 2015. As a result, our allowance as a percent of nonperforming loans increased to 594.81% at December 31, 2016. See our discussion on the allowance for further information.
Noninterest Income. Noninterest income decreased $1.8 million, or 27.1%, to $5.0 million for the quarter ended December 31, 2016 from $6.8 million for the quarter ended December 31, 2015. The decrease was attributable to a $2.6 million decline in nonrecurring recoveries on loans formerly covered by loss sharing agreements, to $250,000 at December 31, 2016, from $2.9 million at December 31, 2015, offset by increases of $272,000 in bankcard fee and other deposit fee income and $383,000 in gain on sales of loans.

The following table shows noninterest income by category for the periods indicated.

	For the Three Months Ended
	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015
	(dollars in thousands)
Service charges on deposit accounts	$1,888	$1,861	$1,810	$1,620	$1,753
Bankcard fees	1,282	1,319	1,300	1,189	1,146
Gain on sale of loans	731	808	602	360	348
Brokerage commissions	166	199	164	146	142
Bank owned life insurance	332	333	327	245	321
Gain (loss) on investment securities available for sale	—	—	13	—	36
Recoveries on acquired loans previously covered under FDIC loss share agreements	250	—	—	750	2,875
Other	334	398	487	203	210
Total noninterest income	$4,983	$4,918	$4,703	$4,513	$6,831

Noninterest Expense. Total noninterest expense increased to $10.3 million for the quarter ended December 31, 2016, compared to $9.1 million for the quarter ended December 31, 2015. The overall increase was primarily attributable to increases of $871,000 and $266,000 in salaries and occupancy expenses, both of which were attributable to increased ongoing operational costs from the acquisition of CBS. The increase in salaries was also attributable to a $242,000 increase in incentive compensation due to the Company's higher income during the quarter. These increases were partially offset by a $338,000 increase in the net benefit of operations of real estate owned as a result of $444,000 in gains on the sale of OREO, most of which was formerly covered by loss sharing agreements and had been written down to market value during the economic downturn.
The following table shows noninterest expense by category for the periods indicated:

	For the Three Months Ended
	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015
	(dollars in thousands)
Salaries and employee benefits	$6,134	$6,635	$8,470	$5,287	$5,263
Occupancy	1,323	1,398	1,534	1,150	1,057
Data processing	909	904	1,654	1,045	825
Legal and professional	284	463	793	679	380
Marketing	357	421	500	379	290
Furniture and equipment	174	240	301	161	168
Postage, office supplies, and printing	270	277	237	171	185
Core deposit intangible amortization expense	154	158	173	36	49
Federal insurance premiums and other regulatory fees	165	240	185	210	224
Net (benefit) cost of operations of other real estate owned	(359)	(309)	(76)	71	(21)
Other	879	927	1,293	714	658
Total noninterest expense	$10,290	$11,354	$15,064	$9,903	$9,078
Income Taxes. Income taxes increased to $2.6 million for the quarter ended December 31, 2016 from $2.4 million for the quarter ended December 31, 2015. Our effective tax rate was 33.98% in the quarter ended December 31, 2016 and 33.83% in the quarter ended December 31, 2015. The increase in income taxes was due primarily to the 9.6% increase in net income before income taxes for the quarter ended December 31, 2016, partially offset by a $127,000 decrease to income taxes from the vesting of restricted stock as a result of our early adoption of ASU 2016-09.

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
Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	December 31, 2016	September 30, 2016
	(dollars in thousands)
Nonaccrual loans: (1) (2)
1-4 family residential real estate	$906	$930
Commercial real estate	501	2,705
Commercial	82	100
Real estate construction	—	—
Consumer and other loans	38	—
Total nonaccrual loans	1,527	3,735
Loans delinquent 90 days or greater and still accruing:
1-4 family residential real estate	223	—
Commercial real estate	—	—
Commercial	—	—
Real estate construction	—	—
Consumer and other loans	15	—
Total loans delinquent 90 days or greater and still accruing	238	—
Total nonperforming loans	1,765	3,735
Other real estate owned:
1-4 family residential real estate	502	618
Commercial real estate	1,659	2,088
Commercial	—	—
Real estate construction	—	—
Consumer and other loans	—	—
Total real estate owned	2,161	2,706
Total nonperforming assets	$3,926	$6,441
Ratios:
Nonperforming loans as a percentage of total loans, gross	0.18%	0.37%
Nonperforming assets as a percentage of total assets	0.27%	0.45%
__________________________________

(1)	Included in nonaccrual loans is $192,000 and $1.6 million of non-accruing troubled debt restructured loans at December 31, 2016 and September 30, 2016, respectively.

(2)
Acquired FAS ASC 310-30 loans that were previously covered under loss share agreements with the FDIC, as well as our acquisition of CBS, and have associated accretable discount remaining, in the amount of $1.9 million and $2.5 million are excluded from this table as of December 31, 2016 and September 30, 2016, respectively. Due to the recognition of accretion income that was established at the time of acquisition, FAS ASC 310-30 loans that were greater than 90 days delinquent or otherwise considered nonperforming loans are regarded as performing loans for reporting purposes.

Nonperforming assets decreased $2.5 million during the three months ended December 31, 2016 due primarily to a $2.2 million decrease in nonaccrual loans, largely due to the payoff of two long-standing, high-balance, nonperforming loans, combined with a $546,000 decrease in real estate owned. We have 36 loans that remain nonperforming at December 31, 2016, and the largest nonperforming loan had a balance of $223,000 and was secured by 1-4 family residential real estate.
For the three and twelve months ended December 31, 2016 and September 30, 2016, interest income recognized on impaired loans, which includes nonperforming loans and accruing troubled debt restructured loans, was approximately $80,000 and $336,000, respectively. Additional gross interest income that would have been recorded had our impaired loans been current in accordance with their original terms was approximately $29,000 and $258,000, respectively, for the three and twelve months ended December 31, 2016 and September 30, 2016.
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
The Company recorded a negative provision in the amount of $750,000 in the quarter ended December 31, 2016 due to the continued trend of net recoveries and overall improvement in the credit quality of the loan portfolio. The following table sets forth activity in our allowance for loan losses for the period indicated.

	Three Months Ended December 31, 2016
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$779,288	$7,346,130	$600,258	$516,556	$79,140	$1,050,044	$10,371,416
Charge-offs	—	(49,097)	—	—	(946)	—	(50,043)
Recoveries	111,914	669,083	130,795	—	16,063	—	927,855
Provision	(118,142)	(866,210)	38,612	153,948	64,220	(22,428)	(750,000)
Ending balance	$773,060	$7,099,906	$769,665	$670,504	$158,477	$1,027,616	$10,499,228
Amounts allocated to:
Individually evaluated for impairment	$—	$12,057	$—	$—	$27,000	$—	$39,057
Other loans not individually evaluated	773,060	7,087,849	769,665	670,504	131,477	1,027,616	10,460,171
Ending balance	$773,060	$7,099,906	$769,665	$670,504	$158,477	$1,027,616	$10,499,228
Loans:
Amounts collectively evaluated for impairment	$219,565,872	$576,437,169	$69,266,470	$79,136,008	$31,180,839		$975,586,358
Amounts individually evaluated for impairment	1,510,990	5,229,472	82,469	—	31,433		6,854,364
Amounts related to loans acquired with deteriorated credit quality	2,532,020	13,540,634	3,832,830	—	—		19,905,484
Ending balance	$223,608,882	$595,207,275	$73,181,769	$79,136,008	$31,212,272		$1,002,346,206

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
Potential problem loans are loans as to which management has serious doubts about the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention or substandard. Potential problem loans aggregated $44.3 million and $50.5 million at December 31, 2016 and September 30, 2016, respectively, with $14.8 million and $13.1 million classified special mention and $29.5 million and $37.3 million classified substandard at December 31, 2016 and September 30, 2016, respectively.
Our largest substandard loan relationship at December 31, 2016 had a balance of $2.9 million. As of December 31, 2016, all loans in the relationship are current and real estate taxes have been paid. The loan relationship is collateralized by income producing properties in Georgia. We believe we are adequately collateralized.
The allowance for loan losses represented 594.81% and 391.42% of nonperforming loans at December 31, 2016 and September 30, 2016, respectively. This increase was due to a $2.0 million decline in nonperforming loans in the three months ended December 31, 2016, along with an increase in our allowance for loan losses due to continuing net recoveries on loans previously charged off. The allowance for loan losses as a percentage of total loans was 1.05% and 1.03% at December 31, 2016 and September 30, 2016, respectively. The allowance for loan losses as a percentage of legacy loans approximated 1.30% at December 31, 2016, compared to 1.35% at September 30, 2016. The decrease in allowance as a percent of total loans was partially offset by $878,000 of net recoveries in the three months ended December 31, 2016. Due to the continuing trend of net recoveries, management recorded a negative provision of $750,000 during the current period. Management retained an unallocated allowance to maintain the overall allowance at a level reflective of continued economic uncertainties.
Management reviews the adequacy of the allowance for loan losses on a continuous basis. Management considered the allowance for loan losses adequate at December 31, 2016 to absorb probable losses inherent in the loan portfolio. However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.
Liquidity Management. Liquidity is defined as the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the FHLB, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At December 31, 2016 and September 30, 2016, we had access to immediately available funds of approximately $285.5 million and $243.0 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit. Additionally, securities with lendable collateral value of $91.1 million and $98.4 million were available to be pledged at December 31, 2016 and September 30, 2016, respectively. The Company also had $12.3 million of certificates of deposits held at other financial institutions, which were inherited from the acquisition of CBS, at December 31, 2016. These certificates, of which $1.7 million were maturing within the next 90 days at December 31, 2016, could be utilized over time to supplement the liquidity needs of the Company.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $131.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $196.3 million at December 31, 2016. At December 31, 2016, we had $50.0 million in advances outstanding from the FHLB. However, based on available pledged and unpledged collateral other than cash, $84.5 million and $91.1 million, respectively, in additional advances were available as of December 31, 2016.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
At December 31, 2016, we had $55.1 million of new loan commitments outstanding, and $79.6 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $76.5 million of unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2016 totaled $221.4 million, or 18.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended December 31, 2016, we originated $84.2 million of loans. We purchased $7.6 million in securities during the period.
Financing activities consist primarily of additions to deposit accounts and FHLB advances. We experienced an increase in total deposits of $24.5 million for the three months ended December 31, 2016, primarily due to an increase in core deposits of $23.8 million as our surge in deposits continued. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds. FHLB advances have been used primarily to fund loan demand and to purchase securities.
Capital Management and Resources. The Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Our regulatory capital ratios currently reflect the incorporation of Basel III and these changes had a minor impact on our capital ratios. The net result of the acquisition of CBS was a downstream of $6.1 million from the holding company to the Bank during the third quarter of fiscal 2016, which is reflected in these ratios at December 31, 2016 and September 30, 2016, respectively. At December 31, 2016, the Bank and the Company exceeded all regulatory capital requirements. The Bank and the Company are considered “well capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2016
Total risk-based capital (to risk-weighted assets):
Charter Financial Corporation	$193,109	17.38%	$88,884	8.00%	$111,105	10.00%
CharterBank	176,441	15.91	88,734	8.00	110,917	10.00
Tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	182,610	16.44	66,663	6.00	88,884	8.00
CharterBank	165,942	14.96	66,550	6.00	88,734	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	175,988	15.84	49,997	4.50	72,218	6.50
CharterBank	165,942	14.96	49,913	4.50	72,096	6.50
Tier 1 leverage (to average assets):
Charter Financial Corporation	182,610	12.83	56,918	4.00	71,147	5.00
CharterBank	165,942	11.70	56,748	4.00	70,935	5.00
September 30, 2016
Total risk-based capital (to risk-weighted assets):
Charter Financial Corporation	$187,625	16.74%	$89,648	8.00%	$112,060	10.00%
CharterBank	170,808	15.26	89,520	8.00	111,900	10.00
Tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	177,255	15.82	67,236	6.00	89,648	8.00
CharterBank	160,437	14.34	67,140	6.00	89,520	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	170,668	15.23	50,427	4.50	72,839	6.50
CharterBank	160,437	14.34	50,355	4.50	72,735	6.50
Tier 1 leverage (to average assets):
Charter Financial Corporation	177,255	12.68	55,928	4.00	69,910	5.00
CharterBank	160,437	11.51	55,772	4.00	69,715	5.00
Effective as of January 1, 2016, the Company and its subsidiary bank must maintain a capital conservation buffer to avoid restrictions on capital distributions or discretionary bonus payments. This buffer must consist solely of Common Equity Tier 1 Capital, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital) in addition to the minimum risk-based capital requirements. The capital conservation buffer required for 2017 is common equity equal to 1.25% of risk-weighted assets and will increase by .625% per year until reaching 2.5% beginning January 1, 2019.
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
For the three months ended December 31, 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Non-GAAP Financial Measures
The measures entitled loan interest income excluding accretion, net interest margin excluding the effects of purchase accounting, total core deposits and tangible book value per share are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are loan interest income, net interest margin, total deposits and book value per share, respectively.
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

	For the Quarters Ended
	12/31/2016	9/30/2016	6/30/2016	3/31/2016	12/31/2015
Loans Receivable Income Excluding Accretion
Loans receivable income	$12,569,903	$12,680,420	$12,563,466	$8,863,437	$9,441,525
Net purchase discount accretion	724,109	1,090,886	1,278,040	833,179	1,168,982
Loans receivable income excluding accretion (Non-GAAP)	$11,845,794	$11,589,534	$11,285,426	$8,030,258	$8,272,543

Net Interest Margin Excluding the Effects of Purchase Accounting
Net Interest Margin	3.71%	3.82%	3.97%	3.72%	4.03%
Effect to adjust for net purchase discount accretion	(0.23)	(0.35)	(0.44)	(0.36)	(0.52)
Net interest margin excluding the effects of purchase accounting (Non-GAAP)	3.48%	3.47%	3.53%	3.36%	3.51%

Total Core Deposits
Total deposits	$1,186,346,952	$1,161,843,586	$1,155,245,321	$791,692,453	$744,233,967
Total certificates of deposit	377,890,409	377,138,976	373,147,686	237,432,653	230,650,438
Total core deposits (Non-GAAP)	$808,456,543	$784,704,610	$782,097,635	$554,259,800	$513,583,529

Tangible Book Value Per Share
Book value per share	$13.67	$13.52	$13.29	$13.18	$13.03
Effect to adjust for goodwill and other intangible assets	(2.15)	(2.16)	(2.18)	(0.29)	(0.30)
Tangible book value per share (Non-GAAP)	$11.52	$11.36	$11.11	$12.89	$12.73

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
The table below sets forth, as of December 31, 2016, our calculation of the estimated changes in the Bank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present Value of Assets (3)(4)
(dollars in thousands)
300	$292,430	$3,553	1.2%	20.1%	0.3%
200	$291,622	$2,745	1.0%	20.0%	0.2%
100	$290,470	$1,593	0.6%	19.9%	0.1%
—	$288,877	$—	—%	19.8%	—%
(100)	$271,169	$(17,708)	(6.1)%	18.6%	(1.2)%
__________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the difference between the present value of an institution’s assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2016, in the event of a 200 basis point increase in interest rates, we would experience a 1.0% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 6.1% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of December 31, 2016, we were in compliance with our Board approved policy limits with a 20.1% NPV in the event of an increase of 300 basis points and 19.8% at current rates.
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

Item 4. Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the

Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be party to various legal proceedings incident to our business. At December 31, 2016, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors
Risk factors that may affect future results were discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and in Charter Financial’s other filings with the Securities and Exchange Commission. The risks described in our Annual Report on Form 10-K and other filings are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended September 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table presents a summary of the Company's share repurchases during the quarter ended December 31, 2016:

Shares repurchased during the period:	Total number of share repurchases	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)

October 1 - October 31, 2016	150	$12.51	8,104,150	192,427
November 1 - November 30, 2016	—	$—	8,104,150	192,427
December 1 - December 31, 2016	—	$—	8,104,150	192,427
Total	150	$—	8,104,150	192,427
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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of December 31, 2016 and September 30, 2016, (ii) the Unaudited Condensed Consolidated Statements of Income for the three months ended December 31, 2016 and 2015, (iii) the Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2016 and the year ended September 30, 2016 (iv) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2016 and 2015, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015, and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

CHARTER FINANCIAL CORPORATION

Date:	February 8, 2017	By:	/s/ Robert L. Johnson
Robert L. Johnson
Chairman, President and Chief Executive Officer

Date:	February 8, 2017	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer