Form 10-Q
period 2017-03-31
CHARTER FINANCIAL CORP
filed 2017-05-09
CIK 1478726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares of the registrant’s common stock outstanding as of May 3, 2017 was 15,072,838.

CHARTER FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	March 31, 2017	September 30, 2016 (1)
Assets
Cash and amounts due from depository institutions	$18,823,967	$14,472,867
Interest-earning deposits in other financial institutions	121,461,070	77,376,632
Cash and cash equivalents	140,285,037	91,849,499
Loans held for sale, fair value of $2,385,655 and $2,991,756	2,353,484	2,941,982
Certificates of deposit held at other financial institutions	10,511,240	14,496,410
Investment securities available for sale	191,482,806	206,336,287
Federal Home Loan Bank stock	3,484,600	3,361,800
Restricted securities, at cost	279,000	279,000
Loans receivable	1,019,172,569	1,005,702,737
Unamortized loan origination fees, net	(1,116,362)	(1,278,830)
Allowance for loan losses	(10,504,538)	(10,371,416)
Loans receivable, net	1,007,551,669	994,052,491
Other real estate owned	1,957,194	2,706,461
Accrued interest and dividends receivable	3,502,097	3,442,051
Premises and equipment, net	28,397,858	28,078,591
Goodwill	29,793,756	29,793,756
Other intangible assets, net of amortization	2,336,512	2,639,608
Cash surrender value of life insurance	49,848,239	49,268,973
Deferred income taxes	5,834,565	4,366,522
Other assets	7,178,170	4,775,805
Total assets	$1,484,796,227	$1,438,389,236
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,201,731,475	$1,161,843,586
Long-term borrowings	50,000,000	50,000,000
Floating rate junior subordinated debt	6,656,098	6,587,549
Advance payments by borrowers for taxes and insurance	1,809,038	2,298,513
Other liabilities	16,186,614	14,510,052
Total liabilities	1,276,383,225	1,235,239,700
Stockholders’ equity:
Common stock, $0.01 par value; 15,060,616 shares issued and outstanding at March 31, 2017 and 15,031,076 shares issued and outstanding at September 30, 2016	150,606	150,311
Preferred stock, $0.01 par value; 50,000,000 shares authorized at March 31, 2017 and September 30, 2016	—	—
Additional paid-in capital	84,609,090	83,651,623
Unearned compensation – ESOP	(4,673,761)	(5,106,169)
Retained earnings	130,072,917	123,349,890
Accumulated other comprehensive (loss) income	(1,745,850)	1,103,881
Total stockholders’ equity	208,413,002	203,149,536
Total liabilities and stockholders’ equity	$1,484,796,227	$1,438,389,236
__________________________________

(1)	Financial information at September 30, 2016 has been derived from audited financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Interest income:
Loans receivable	$11,903,416	$8,863,437	$24,473,319	$18,304,962
Taxable investment securities	1,103,740	934,536	2,199,640	1,881,047
Nontaxable investment securities	4,571	—	9,143	—
Federal Home Loan Bank stock	40,309	36,149	79,519	75,077
Interest-earning deposits in other financial institutions	213,310	54,047	324,127	66,438
Certificates of deposit held at other financial institutions	38,775	—	81,404	—
Restricted securities	2,679	—	5,252	—
Total interest income	13,306,800	9,888,169	27,172,404	20,327,524
Interest expense:
Deposits	1,165,459	692,218	2,323,776	1,357,652
Borrowings	362,880	545,368	749,855	1,098,250
Floating rate junior subordinated debt	123,631	—	244,422	—
Total interest expense	1,651,970	1,237,586	3,318,053	2,455,902
Net interest income	11,654,830	8,650,583	23,854,351	17,871,622
Provision for loan losses	(150,000)	—	(900,000)	—
Net interest income after provision for loan losses	11,804,830	8,650,583	24,754,351	17,871,622
Noninterest income:
Service charges on deposit accounts	1,700,713	1,620,144	3,588,524	3,372,702
Bankcard fees	1,366,686	1,189,181	2,649,045	2,335,007
Gain on investment securities available for sale	247,780	—	247,780	35,965
Bank owned life insurance	246,915	244,860	579,266	565,523
Gain on sale of loans	542,824	359,750	1,274,086	707,606
Brokerage commissions	224,567	146,430	390,563	288,145
Recoveries on acquired loans previously covered under FDIC loss share agreements	—	750,000	250,000	3,625,000
Other	216,671	202,538	549,737	413,495
Total noninterest income	4,546,156	4,512,903	9,529,001	11,343,443
Noninterest expenses:
Salaries and employee benefits	6,078,575	5,287,339	12,212,248	10,550,328
Occupancy	1,219,866	1,150,155	2,543,189	2,207,430
Data processing	1,003,974	1,045,336	1,912,929	1,869,852
Legal and professional	387,590	678,565	671,745	1,058,403
Marketing	411,943	379,088	768,467	668,663
Federal insurance premiums and other regulatory fees	197,261	210,038	362,756	433,881
Net cost (benefit) of operations of real estate owned	13,827	71,408	(345,443)	50,164
Furniture and equipment	228,383	161,308	402,437	329,722
Postage, office supplies and printing	223,317	170,670	493,702	355,382
Core deposit intangible amortization expense	149,435	36,154	303,097	85,138
Other	835,540	712,710	1,714,092	1,371,838
Total noninterest expenses	10,749,711	9,902,771	21,039,219	18,980,801
Income before income taxes	5,601,275	3,260,715	13,244,133	10,234,264
Income tax expense	2,284,480	1,117,627	4,881,671	3,476,898
Net income	$3,316,795	$2,143,088	$8,362,462	$6,757,366
Basic net income per share	$0.23	$0.15	$0.59	$0.46
Diluted net income per share	$0.22	$0.14	$0.55	$0.44
Weighted average number of common shares outstanding	14,322,290	14,224,862	14,264,248	14,557,000
Weighted average number of common and potential common shares outstanding	15,340,320	14,909,947	15,282,278	15,242,085

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Net income	$3,316,795	$2,143,088	$8,362,462	$6,757,366
Reclassification adjustment for net gains realized in net income, net of taxes of $95,643, $0, $95,643 and $13,882, respectively	(152,137)	—	(152,137)	(22,083)
Net unrealized holding losses on investment and mortgage securities available for sale arising during the period, net of taxes of $17,652, $435,825, $(1,791,525) and $(215,100), respectively	180,215	693,255	(2,697,594)	(342,154)
Comprehensive income	$3,344,873	$2,836,343	$5,512,731	$6,393,129

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common stock		Additional paid-in capital	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Number of shares	Amount

Balance at September 30, 2016 (1)	15,031,076	$150,311	$83,651,623	$(5,106,169)	$123,349,890	$1,103,881	$203,149,536
Net income	—	—	—	—	8,362,462	—	8,362,462
Dividends paid, $0.115 per share	—	—	—	—	(1,639,435)	—	(1,639,435)
Change in other comprehensive income	—	—	—	—	—	(2,849,731)	(2,849,731)
Allocation of ESOP common stock	—	—	251,610	432,408	—	—	684,018
Effect of restricted stock awards	—	—	394,097	—	—	—	394,097
Stock option expense	—	—	167,640	—	—	—	167,640
Issuance of common stock, stock option exercises	23,190	232	146,064	—	—	—	146,296
Issuance of common stock, restricted stock	6,500	65	(65)	—	—	—	—
Repurchase of shares	(150)	(2)	(1,879)	—	—	—	(1,881)
Balance at March 31, 2017	15,060,616	$150,606	$84,609,090	$(4,673,761)	$130,072,917	$(1,745,850)	$208,413,002
__________________________________

(1)	Financial information at September 30, 2016 has been derived from audited financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$8,362,462	$6,757,366
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	(900,000)	—
Depreciation and amortization	884,887	560,799
Accretion and amortization of premiums and discounts, net	511,284	567,108
Accretion of fair value discounts related to acquired loans	(1,082,140)	(2,002,161)
Gain on sale of loans	(1,274,086)	(707,606)
Proceeds from sale of loans	50,081,954	26,184,065
Originations and purchases of loans held for sale	(48,531,190)	(25,292,134)
Gain on sale of mortgage-backed securities, collateralized mortgage obligations and other investments	(247,780)	(35,965)
Write down of real estate owned	11,304	117,301
Gain on sale of real estate owned	(482,090)	(316,749)
Loss on sale of fixed assets	51,738	5,381
Restricted stock award expense	394,097	392,140
Stock option expense	167,640	161,353
Increase in cash surrender value of bank owned life insurance	(579,266)	(565,523)
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(60,046)	57,185
Increase in other assets	(2,340,356)	(1,113,382)
Increase (decrease) in other liabilities	2,360,580	(8,598,334)
Net cash provided by (used in) operating activities	7,328,992	(3,829,156)
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,078,436	1,231,330
Principal collections on investment securities available for sale	9,320,461	10,034,766
Purchase of investment securities available for sale	(12,738,982)	—
Proceeds from maturities or calls of investment securities available for sale	11,657,491	—
Proceeds from redemption of Federal Home Loan Bank stock	—	1,742,600
Purchase of Federal Home Loan Bank stock	(122,800)	(1,256,000)
Net decrease in certificates of deposit held at other financial institutions	3,979,000	—
Net (increase) decrease in loans receivable	(12,204,993)	15,063,990
Proceeds from sale of real estate owned	1,754,670	1,056,396
Proceeds from sale of premises and equipment	211,283	351,399
Purchases of premises and equipment, net of dispositions	(914,268)	(1,261,814)
Net cash provided by investing activities	3,020,298	26,962,667
Cash flows from financing activities:
Repurchase of shares	(1,881)	(13,050,503)
Issuance of common stock	146,296	—
Dividends paid	(1,639,435)	(1,457,384)
Net increase in deposits	40,070,743	52,837,377
Proceeds from Federal Home Loan Bank advances	26,000,000	31,000,000
Principal payments on Federal Home Loan Bank advances	(26,000,000)	(43,000,000)
Net decrease in advance payments by borrowers for taxes and insurance	(489,475)	(475,714)

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) continued

	Six Months Ended March 31,
	2017	2016
Net cash provided by financing activities	38,086,248	25,853,776
Net increase in cash and cash equivalents	48,435,538	48,987,287
Cash and cash equivalents at beginning of period	91,849,499	30,343,225
Cash and cash equivalents at end of period	$140,285,037	$79,330,512
Supplemental disclosures of cash flow information:
Interest paid	$3,599,873	$2,411,827
Income taxes paid	2,183,170	2,530,000
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$534,617	$157,659
Issuance of common stock under stock benefit plan	684,018	661,364
Unrealized loss on investment securities available for sale, net	(2,849,731)	(364,237)

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

Note 2: Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Charter Financial and the Bank include the accounts of the Company and the Bank as of March 31, 2017 and September 30, 2016 (derived from audited financial statements), and for the three and six-month periods ended March 31, 2017 and 2016. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three and six-month period ended March 31, 2017, are not necessarily indicative of the results that may be expected for the entire year or any other interim period.
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

Note 3: Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08). Amendments in this ASU affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). This amendment shortens the amortization period for certain callable debt securities held at a premium requiring that the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities may apply the guidance either retrospectively or modified retrospectively. The

Company is currently evaluating the provisions of ASU 2017-05 to determine the potential impact the new standard will have on its Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step of the previous FASB guidance for testing goodwill for impairment and is intended to reduce cost and complexity of goodwill impairment testing. The amendments in this ASU modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. After determining if the carrying amount of a reporting unit exceeds its fair value, the entity should take an impairment charge of the same amount to the goodwill for that reporting unit, not to exceed the total goodwill amount for that reporting unit. This eliminates the second step of calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323) - Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. ASU 2017-03 is an amendment to paragraph 250-10-S99-6 which states that “Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards Are Adopted in a Future Period (in accordance with Staff Accounting Bulletin (SAB) Topic 11.M)”. Registrants should evaluate ASUs that are to be adopted in future periods to determine the appropriate financial statement disclosures that need to be made regarding potential material effects of those standards on financial statements when they are adopted. The Company has improved its disclosures regarding the impact of recently issued accounting standards adopted in a future period will have on its accounting and disclosures in this footnote and will continue to monitor in future filings.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. During the first quarter of the current fiscal year, the Company early adopted this ASU, with no tax impact in the three months ended March 31, 2017 and a $127,000 reduction in income tax expense for the six months ended March 31, 2017.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company is in the process of evaluating its current inventory of leases to determine the impact of adoption of this standard.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Recognition and Measurement of Financial Assets and Liabilities, which is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU permits early adoption of the instrument-specific credit risk provision. The adoption of ASU 2016-01 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
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

Purchase Price:
Cash paid to CBS shareholders		$58,846,612
Less: Cash paid to Stock Appreciation Rights holders by CBS		$(2,940,488)
Total cash consideration paid by Charter Financial		$55,906,124

Fair value of assets acquired:
Cash and cash equivalents	$13,385,564
Certificates of deposit held at other financial institutions	25,202,320
Investment securities available for sale	22,198,577
Loans held for sale	924,000
Loans receivable, net	300,775,423
Federal Home Loan Bank stock	545,300
Restricted securities, at cost	279,000
Premises and equipment	7,945,313
Accrued interest and dividends receivable	838,865
Other real estate owned	454,900
Core deposit intangible	2,898,000
Other assets	938,774
Total assets acquired	376,386,036

Fair value of liabilities assumed:
Deposits	333,719,277
Federal Home Loan Bank advances	5,000,000
Floating rate junior subordinated debt	6,519,000
Advance payments by borrowers for taxes and insurance	134,031
Other liabilities	576,077
Total liabilities assumed	$345,948,385

Fair value of net assets acquired		30,437,651
Goodwill recognized for CBS		$25,468,473
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

Note 5: Investment Securities
Investment securities available for sale are summarized as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$2,461,106	$13,029	$(7,900)	$2,466,235
Collateralized loan obligations	39,947,912	84,408	(50,650)	39,981,670
Mortgage-backed securities:
FHLMC certificates	24,290,993	201,688	(164,528)	24,328,153
FNMA certificates	120,188,449	204,169	(2,706,928)	117,685,690
GNMA certificates	2,539,102	3,076	(5,790)	2,536,388
Private-label mortgage securities: (1)
Investment grade	685,309	86	(32,001)	653,394
Split rating (2)	2,852,875	—	(121,273)	2,731,602
Non-investment grade	1,162,287	—	(62,613)	1,099,674
Total	$194,128,033	$506,456	$(3,151,683)	$191,482,806
________________________________

(1)	Credit ratings are current as of March 31, 2017.

(2)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$2,483,779	$42,041	$(1,653)	$2,524,167
Collateralized loan obligations	39,748,828	79,464	(121,564)	39,706,728
Mortgage-backed securities:
FHLMC certificates	27,432,208	592,777	—	28,024,985
FNMA certificates	126,292,589	1,213,349	(102,546)	127,403,392
GNMA certificates	1,509,079	3,878	—	1,512,957
Private-label mortgage securities:
Investment grade	847,064	1,100	(36,696)	811,468
Split rating (1)	553,376	—	(5,390)	547,986
Non-investment grade	5,796,816	212,151	(204,363)	5,804,604
Total	$204,663,739	$2,144,760	$(472,212)	$206,336,287
______________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due within one year	$504,580	$504,077
Due from one year to five years	1,681,424	1,690,145
Due after five years	40,223,012	40,253,681
Mortgage-backed securities	151,719,017	149,034,903
Total	$194,128,033	$191,482,806

During the six months ended March 31, 2017, $11.7 million in investment securities available for sale were called or matured. No investment securities were called or matured during the six months ended March 31, 2016. Proceeds from sales of investment securities available for sale during the six months ended March 31, 2017 and 2016, were $2.1 million and $1.2 million, respectively. Gross realized gains on the sale of these securities were $247,780 and $36,224 for the six months ended March 31, 2017 and 2016, respectively. No gross realized losses were recognized for the six months ended March 31, 2017 compared to $259 for the six months ended March 31, 2016.
Investment securities available for sale with an aggregate carrying value of $99.3 million and $103.5 million at March 31, 2017 and September 30, 2016, respectively, were available to be pledged to secure Federal Home Loan Bank (“FHLB”) advances. However, no securities were pledged at either period end to secure FHLB advances.
Investment securities available for sale that had been in a continuous unrealized loss position for less than 12 months at March 31, 2017 and September 30, 2016 are as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$1,345,305	$(7,900)	$1,337,405
Collateralized loan obligations	$7,638,765	$(30,019)	$7,608,746
Mortgage-backed securities:
FHLMC certificates	11,924,026	(164,528)	11,759,498
FNMA certificates	91,105,877	(2,579,515)	88,526,362
GNMA certificates	1,053,380	(5,790)	1,047,590
Total	$113,067,353	$(2,787,752)	$110,279,601

	September 30, 2016
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$1,025,997	$(1,653)	$1,024,344
Mortgage-backed securities:
FNMA certificates	15,742,485	(71,197)	15,671,288
Private-label mortgage securities	2,487,651	(125,727)	2,361,924
Total	$19,256,133	$(198,577)	$19,057,556
Investment securities available for sale that had been in a continuous unrealized loss position for greater than 12 months at March 31, 2017 and September 30, 2016 are as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$7,492,786	$(20,631)	$7,472,155
Mortgage-backed securities:
FNMA certificates	6,110,870	(127,413)	5,983,457
Private-label mortgage securities	4,584,788	(215,888)	4,368,900
Total	$18,188,444	$(363,932)	$17,824,512

	September 30, 2016
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$15,469,859	$(121,564)	$15,348,295
Mortgage-backed securities:
FNMA certificates	3,923,709	(31,349)	3,892,360
Private-label mortgage securities	2,463,439	(120,722)	2,342,717
Total	$21,857,007	$(273,635)	$21,583,372
At March 31, 2017 the Company had approximately $216,000 of gross unrealized losses on private-label mortgage securities with aggregate amortized cost of approximately $4.6 million. Previously, in fiscal 2011, the Company recognized $380,000 in credit losses on its investment portfolio. During the six months ended March 31, 2017, the Company sold the private label security that had been other-than-temporarily impaired, and now has no such losses in its portfolio of investment securities available for sale.
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

Note 6: Loans Receivable
Loans outstanding, by portfolio segment, are summarized in the following table:

	March 31, 2017	September 30, 2016

1-4 family residential real estate	$223,215,782	$236,939,555
Commercial real estate	608,206,023	595,157,268
Commercial	73,119,051	71,865,081
Real estate construction	77,331,705	80,500,321
Consumer and other	37,300,008	21,240,512
Total loans, net of acquisition fair value adjustments	1,019,172,569	1,005,702,737
Unamortized loan origination fees, net	(1,116,362)	(1,278,830)
Allowance for loan losses	(10,504,538)	(10,371,416)
Total loans, net	$1,007,551,669	$994,052,491
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
Commercial real estate loans are generally made by the Company to entities in Georgia, Alabama, Florida and adjoining states and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and generally requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2017, approximately 29.4% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.
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
The Company also originates first and second mortgage loans and home equity lines of credit secured by one- to four-family residential properties within Georgia, Alabama and the Florida panhandle. Management currently originates mortgages at all branch locations, but utilizes a centralized processing location to reduce the underwriting risk. The Company originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate 30 year conforming loans are generally originated for resale into the secondary market and loans that are non-conforming due to property exceptions and that have adjustable rates are generally retained in the Company’s portfolio. The non-conforming loans originated are not considered to be subprime loans and the amount of subprime and low documentation loans held by the Company is not material. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance. At March 31, 2017, the Company had $37.0 million of home equity lines of credit and second mortgage loans.
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

Nonaccrual and Past Due Loans. An aging analysis of past due loans, segregated by portfolio segment, at March 31, 2017 and September 30, 2016 was as follows:

	March 31, 2017	September 30, 2016

Current	$1,013,465,376	$998,370,863
Accruing past due loans:
30-89 days past due
1-4 family residential real estate	1,127,098	1,101,667
Commercial real estate	1,763,436	604,724
Commercial	42,563	50,712
Real estate construction	459,093	—
Consumer and other	104,714	335,062
Total 30-89 days past due	3,496,904	2,092,165
90 days or greater past due (1)
1-4 family residential real estate	—	449,901
Commercial real estate	600,324	929,944
Commercial	—	124,553
Real estate construction	—	—
Consumer and other	—	—
Total 90 days or greater past due	600,324	1,504,398
Total accruing past due loans	4,097,228	3,596,563
Nonaccruing loans: (2)
1-4 family residential real estate	1,027,551	930,121
Commercial real estate	478,165	2,705,439
Commercial	67,419	99,751
Real estate construction	—	—
Consumer and other	36,830	—
Nonaccruing loans	1,609,965	3,735,311
Total loans	$1,019,172,569	$1,005,702,737
________________________________

(1)
Acquired loans in the amount of $600,000 and $1.5 million at March 31, 2017 and September 30, 2016, respectively, are regarded as accruing loans and included in this section. These loans which are accounted for under ASC 310-30 are reported as accruing loans because of the ongoing recognition of accretion income established at the time of acquisition.

(2)
Acquired loans in the amount of $2.7 million and $2.5 million at March 31, 2017 and September 30, 2016, respectively, are regarded as accruing loans and excluded from the nonaccrual section due to the ongoing recognition of accretion income established at the time of acquisition.

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

Impaired loans for the periods ended March 31, 2017 and September 30, 2016, segregated by portfolio segment, are presented below. There were $131,955 and $47,955 of recorded allowances for loan losses on impaired loans at March 31, 2017 and September 30, 2016, respectively.

				Three Months Ended March 31, 2017		Six Months Ended March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized

1-4 family residential real estate	$1,407,850	$2,016,068	$—	$1,424,691	$5,346	$1,438,908	$11,103
Commercial real estate (1)	6,113,555	6,975,893	104,955	6,156,038	64,462	6,201,854	132,204
Commercial	67,419	244,042	—	74,944	—	83,213	—
Real estate construction	—	—	—	—	—	—	—
Consumer and other (2)	36,830	37,915	27,000	37,615	—	38,340	32
Total impaired loans	$7,625,654	$9,273,918	$131,955	$7,693,288	$69,808	$7,762,315	$143,339
________________________________

(1)
Commercial real estate loans with related allowances totaling $104,955 had a recorded investment of $1,220,405 and unpaid principal balance of $1,213,101 at March 31, 2017. During the three and six months ended March 31, 2017, the Company had an average investment in such loans of $1,226,059 and $1,228,862, respectively, and recorded $8,734 and $19,712 of interest income on the loans, respectively.

(2)
Consumer and other loans with related allowances totaling $27,000 had a recorded investment of $30,092 and unpaid principal balance of $31,055 at March 31, 2017. During the three and six months ended March 31, 2017, the Company had an average investment in such loans of $30,763 and $31,297, respectively, and recorded $0 and $32 of interest income on the loans, respectively.

The recorded investment in accruing troubled debt restructured loans (“TDRs”) at March 31, 2017 totaled $5.1 million and is included in the impaired loan table above.

				Year Ended September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized

1-4 family residential real estate	$1,042,504	$1,644,044	$—	$1,108,660	$10,113
Commercial real estate (1)	7,177,709	8,814,954	47,955	7,489,531	325,540
Commercial	99,751	269,707	—	131,506	—
Real estate construction	—	—	—	—	—
Total impaired loans	$8,319,964	$10,728,705	$47,955	$8,729,697	$335,653
________________________________

(1)
Commercial real estate loans with related allowances totaling $47,955 had a recorded investment and unpaid principal balance of $120,174 at September 30, 2016. During the year ended September 30, 2016, the Company had an average investment in such loans of $97,131 and recorded $3,931 of interest income on the loans.

The recorded investment in accruing TDRs at September 30, 2016 totaled $4.6 million and is included in the impaired loan table above.
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
For the six month periods ended March 31, 2017 and 2016, the following table presents a breakdown of the types of concessions determined to be TDRs during the period by loan class.

	Accruing Loans			Nonaccrual Loans
	Six Months Ended March 31, 2017			Six Months Ended March 31, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
1-4 family residential real estate	5	$335,006	$335,006	—	$—	$—
Commercial real estate	2	515,639	515,639	—	—	—
Consumer and other	—	—	—	1	32,138	32,138
Total	7	$850,645	$850,645	1	$32,138	$32,138

	Accruing Loans			Nonaccrual Loans
	Six Months Ended March 31, 2016			Six Months Ended March 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
1-4 family residential real estate	1	$26,118	$26,118	—	$—	$—
Commercial real estate	—	—	—	1	271,107	193,500
Total	1	$26,118	$26,118	1	$271,107	$193,500
At March 31, 2017, restructured loans with a modified balance of $5.1 million were accruing and $136,831 were nonaccruing, while restructured loans with a modified balance of $7.3 million were accruing and $332,588 were nonaccruing at March 31, 2016. As of March 31, 2017, there was one loan in the amount of $271,107 that was restructured within the past twelve months and subsequently defaulted. There was one loan in the amount of $108,861 that defaulted within twelve months of its restructure at March 31, 2016.
Acquired Impaired Loans. The following table documents changes in the accretable discount on acquired credit impaired loans during the six months ended March 31, 2017 and 2016:

	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016

Balance, beginning of period	$462,071	$3,391,288
Loan accretion	(322,657)	(1,962,562)
Balance, end of period	$139,414	$1,428,726
The following table presents the outstanding balances and related carrying amounts for all purchase credit impaired loans at the periods ended March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016

Unpaid principal balance	$19,959,502	$22,666,947
Carrying amount	18,425,308	21,118,977
Acquired Performing Loans. Included within total loans are acquired performing loans shown net of fair value discounts in the amount of $233.0 million and $286.1 million at March 31, 2017 and September 30, 2016, respectively. These fair value discounts are being amortized over the remaining lives of the respective loans and totaled $1.9 million and $2.6 million at March 31, 2017 and September 30, 2016, respectively.
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
The following table presents the risk grades of the loan portfolio, segregated by class of loans:
March 31, 2017

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$217,718,161	$569,940,740	$72,551,926	$77,331,705	$37,203,612	$974,746,144
Special Mention (5)	1,334,032	12,101,250	69,067	—	—	13,504,349
Substandard (6)	4,163,589	26,164,033	498,058	—	96,396	30,922,076
Doubtful (7)						—
Loss (8)						—
Total loans	$223,215,782	$608,206,023	$73,119,051	$77,331,705	$37,300,008	$1,019,172,569
September 30, 2016

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$231,606,989	$552,056,562	$71,053,118	$79,347,882	$21,171,121	$955,235,672
Special Mention (5)	1,314,543	11,699,353	73,878	38,159	—	13,125,933
Substandard (6)	4,018,023	31,401,353	738,085	1,114,280	69,391	37,341,132
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total loans	$236,939,555	$595,157,268	$71,865,081	$80,500,321	$21,240,512	$1,005,702,737
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
The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time. During the current quarter and the prior fiscal year, the Company made minor refinements to the qualitative risk factors but no significant changes to its allowance methodology. The adjustments in the Company's methodology were not material to the overall allowance or provision for the three and six months ended March 31, 2017 or for the fiscal year ended September 30, 2016.
An unallocated allowance is generally maintained in a range of 4% to 12% of the total allowance in recognition of the imprecision of the estimates and other factors. In times of greater economic downturn and uncertainty, the higher end of this range is provided.
The Company recorded net recoveries of $1.0 million during the six months ended March 31, 2017. With asset quality remaining strong, and the continued trend of net recoveries, the Company recorded a negative provision of $900,000 in order to limit the reserve build to $133,000 during the six months ended March 31, 2017. A negative provision of $250,000 was recorded during the fiscal year ended September 30, 2016, while no negative provision was recorded during the six months ended March 31, 2016.
The following tables present an analysis of the allowance for loan losses by portfolio segment and changes in the allowance for loan losses for the three and six months ended March 31, 2017 and 2016. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated, as well as loans acquired with deteriorated credit quality.

	Three Months Ended March 31, 2017
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$773,060	$7,099,906	$769,665	$670,504	$158,477	$1,027,616	$10,499,228
Charge-offs	(92,136)	—	—	—	(10,858)	—	(102,994)
Recoveries	25,506	85,342	140,374	—	7,082	—	258,304
Provision	83,343	109,007	(194,379)	(267,324)	39,560	79,793	(150,000)
Ending balance	$789,773	$7,294,255	$715,660	$403,180	$194,261	$1,107,409	$10,504,538

	Three Months Ended March 31, 2016
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$692,210	$7,202,979	$564,645	$461,423	$36,850	$737,280	$9,695,387
Charge-offs	(42,779)	(132,936)	(24,627)	—	(4,377)	—	(204,719)
Recoveries	64,047	88,779	193,232	5,000	8,773	—	359,831
Provision	121,677	(343,195)	(114,430)	101,554	12,702	221,692	—
Ending balance	$835,155	$6,815,627	$618,820	$567,977	$53,948	$958,972	$9,850,499

	Six Months Ended March 31, 2017
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$779,288	$7,346,130	$600,258	$516,556	$79,140	$1,050,044	$10,371,416
Charge-offs	(92,136)	(49,097)	—	—	(11,804)	—	(153,037)
Recoveries	137,420	754,425	271,169	—	23,145	—	1,186,159
Provision	(34,799)	(757,203)	(155,767)	(113,376)	103,780	57,365	(900,000)
Ending balance	$789,773	$7,294,255	$715,660	$403,180	$194,261	$1,107,409	$10,504,538

	Six Months Ended March 31, 2016
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$708,671	$7,787,165	$473,342	$503,112	$16,222	$—	$9,488,512
Charge-offs	(53,620)	(132,936)	(25,131)	—	(7,599)	—	(219,286)
Recoveries	80,693	180,442	302,231	5,000	12,907	—	581,273
Provision (1)	99,411	(1,019,044)	(131,622)	59,865	32,418	958,972	—
Ending balance	$835,155	$6,815,627	$618,820	$567,977	$53,948	$958,972	$9,850,499

	Balance at March 31, 2017
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$104,955	$—	$—	$27,000	$—	$131,955
Other loans not individually evaluated	789,773	7,189,300	715,660	403,180	167,261	1,107,409	10,372,583
Ending balance	$789,773	$7,294,255	$715,660	$403,180	$194,261	$1,107,409	$10,504,538
Loans:
Amounts collectively evaluated for impairment	$219,333,237	$589,866,645	$69,326,842	$77,331,705	$37,263,178		$993,121,607
Amounts individually evaluated for impairment	1,407,850	6,113,555	67,419	—	36,830		7,625,654
Amounts related to loans acquired with deteriorated credit quality	2,474,695	12,225,823	3,724,790	—	—		18,425,308
Ending balance	$223,215,782	$608,206,023	$73,119,051	$77,331,705	$37,300,008		$1,019,172,569

	Balance at September 30, 2016
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$47,955	$—	$—	$—	$—	$47,955
Other loans not individually evaluated	779,288	7,298,175	600,258	516,556	79,140	1,050,044	10,323,461
Ending balance	$779,288	$7,346,130	$600,258	$516,556	$79,140	$1,050,044	$10,371,416
Loans:
Amounts collectively evaluated for impairment	$232,761,343	$573,936,063	$67,825,557	$80,500,321	$21,240,512		$976,263,796
Amounts individually evaluated for impairment	1,042,504	7,177,709	99,751	—	—		8,319,964
Amounts related to loans acquired with deteriorated credit quality	3,135,708	14,043,496	3,939,773	—	—		21,118,977
Ending balance	$236,939,555	$595,157,268	$71,865,081	$80,500,321	$21,240,512		$1,005,702,737
Included within the above loan amounts are acquired loans, both performing and purchased credit impaired, which are shown net of fair value discounts. The total acquired net loan amounts reflected in the above tables were $251.3 million and $306.8 million at March 31, 2017 and September 30, 2016, respectively. The total remaining fair value discounts related to the acquired loans totaled $2.0 million and $3.1 million at March 31, 2017 and September 30, 2016, respectively.

Note 7: Income Per Share
Basic net income per share for the three and six months ended March 31, 2017 and 2016 was computed by dividing net income to common shareholders by the weighted average number of shares of common stock outstanding, which consists of issued shares less unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted shares.
Diluted net income per share for the three and six months ended March 31, 2017 and 2016 was computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options and unvested restricted shares, determined using the treasury stock method.

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Numerator:
Net income	$3,316,795	$2,143,088	$8,362,462	$6,757,366
Denominator:
Weighted average common shares outstanding	14,322,290	14,224,862	14,264,248	14,557,000
Common stock equivalents	1,018,030	685,085	1,018,030	685,085
Diluted shares	15,340,320	14,909,947	15,282,278	15,242,085
Net income per share:
Basic	$0.23	$0.15	$0.59	$0.46
Diluted	$0.22	$0.14	$0.55	$0.44
For the three and six months ended March 31, 2017 and 2016 there were 802,653 and 427,251, respectively, of dilutive stock options. Additionally, for the three and six months ended March 31, 2017 and 2016, there were 215,377 and 257,834 shares, respectively, of dilutive unvested restricted stock. There were no shares which were subject to options issued with exercise prices in excess of the average market value per share during the periods ended March 31, 2017 and 2016.

Note 8: Employee Benefits
The Company has a 2002 stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. For options granted under the 2002 stock option plan, when granted, the options vest over periods of up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or non-qualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 882,876 shares for the plan, of which 132,840 have been issued or retired upon the exercise of the option granted under the plan, 585,397 are granted and outstanding and no shares are available to be granted at March 31, 2017 within this plan. All share and share amounts related to employee benefits have been updated to reflect the completion of the second-step conversion on April 8, 2013 at a conversion ratio of 1.2471. As of March 31, 2017, 587,605 shares have vested under this plan. During the six months ended March 31, 2017, 11,224 options from this plan vested.
In addition to the plan above, on December 19, 2013, the Company's stockholders approved the 2013 Equity Incentive Plan, which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest from one year to five years from grant date or upon death or disability. All options must be exercised within a 10-year period from the grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or non-qualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 1,428,943 shares for the plan, of which 5,000 were retired, 1,075,680 were granted and outstanding as of March 31, 2017, with the remaining 348,263 shares available to be granted at March 31, 2017. During the six months ended March 31, 2017, 194,335 options from this plan vested. As of March 31, 2017, 583,005 shares have vested under this plan.
The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)

Options outstanding – September 30, 2016	1,693,968	$10.14	6
Options exercised	(23,190)	8.02	3
Options forfeited	(9,701)	11.13	6
Options granted	—	—	0
Options outstanding – March 31, 2017	1,661,077	$10.17	5
Options exercisable – March 31, 2017	1,112,776	$9.74	5
The stock price at March 31, 2017 was greater than the exercise prices on 1,661,077 options outstanding and therefore had an intrinsic value of $15,788,190. The total intrinsic value of all 1,112,776 shares exercisable at March 31, 2017 was $11,055,008.

Stock option expense was $167,640 and $161,353 for the six months ended March 31, 2017 and 2016, respectively. The following table summarizes information about the options outstanding at March 31, 2017:

Number of options outstanding at March 31, 2017	Remaining contractual life in years	Exercise price per share

338,619	2	$8.82
174,594	3	$8.18
60,960	4	$7.22
6,236	5	$7.34
4,988	5	$7.79
971,680	7	$10.89
30,000	9	$12.66
3,000	9	$13.16
68,000	9	$13.31
3,000	10	$13.30
1,661,077
In addition to the above, the Company implemented the Charter Financial Corporation 2013 Equity Incentive Plan as described above, which has 571,577 shares authorized, and the Company has granted 366,592 shares of restricted stock to key employees and directors, including 6,500 during the current year. During the six months ended March 31, 2017, 72,015 shares vested. The remaining 204,985 shares are available to be granted at March 31, 2017.

	Shares	Weighted average grant date fair value per award

Unvested restricted stock awards - September 30, 2016	216,062	$10.89
Granted	6,500	18.06
Vested	72,015	10.89
Canceled or expired	—	—
Unvested restricted stock awards – March 31, 2017	150,547	$11.20
Grants subsequent to December 1, 2013 will be expensed to the scheduled vesting.

Note 9: Commitments and Contingent Liabilities
In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At March 31, 2017, commitments to extend credit and standby letters of credit totaled $182.7 million. The Company does not anticipate any material losses as a result of these transactions.
In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management, none of these matters should have a material adverse effect on the Company’s financial position or results of operation.

Note 10: Fair Value of Financial Instruments and Fair Value Measurement
Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1- Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date; Level 2- Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data; Level 3- Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the three months ended March 31, 2017, there were no transfers between levels.
All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. These securities are priced via independent service providers. In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values.
At March 31, 2017, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of state and municipal securities, collateralized loan obligations (“CLO”), mortgage-backed securities and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. These are inputs used by a third-party pricing service used by the Company. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.
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
Assets and Liabilities Measured on a Recurring Basis:
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	March 31, 2017
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
State and municipal securities	$2,466,235	$—	$2,466,235	$—
Collateralized loan obligations	39,981,670	—	39,981,670	—
Mortgage-backed securities:
FHLMC certificates	24,328,153	—	24,328,153	—
FNMA certificates	117,685,690	—	117,685,690	—
GNMA certificates	2,536,388	—	2,536,388	—
Private-label mortgage securities:
Investment grade	653,394	—	653,394	—
Split rating (1)	2,731,602	—	2,731,602	—
Non-investment grade	1,099,674	—	1,099,674	—
Total investment securities available for sale	191,482,806	—	191,482,806	—
Mortgage servicing rights	1,132,377	—	1,132,377	—
Assets held for sale	712,300	—	—	712,300
Total recurring assets at fair value	$193,327,483	$—	$192,615,183	$712,300
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2016
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
State and municipal securities	$2,524,167	$—	$2,524,167	$—
Collateralized loan obligations	39,706,728	—	39,706,728	—
Mortgage–backed securities:
FHLMC certificates	28,024,985	—	28,024,985	—
FNMA certificates	127,403,392	—	127,403,392	—
GNMA certificates	1,512,957	—	1,512,957	—
Private-label mortgage securities:
Investment grade	811,468	—	811,468	—
Split rating (1)	547,986	—	547,986	—
Non-investment grade	5,804,604	—	5,804,604	—
Total investment securities available for sale	206,336,287	—	206,336,287	—
Mortgage servicing rights	820,557	—	820,557	—
Assets held for sale	975,300	—	—	975,300
Total recurring assets at fair value	$208,132,144	$—	$207,156,844	$975,300
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

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
A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis is as follows:

	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016

Fair value, beginning balance	$975,300	$1,657,084
Sales	(263,000)	(356,780)
Fair value, ending balance	$712,300	$1,300,304
Assets and Liabilities Measured on a Nonrecurring Basis:
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Impaired loans	$1,911,740	$—	$—	$1,911,740
Other real estate owned	1,957,194	—	—	1,957,194
September 30, 2016
Impaired loans	$2,875,691	$—	$—	$2,875,691
Other real estate owned	2,706,461	—	—	2,706,461

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
The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at March 31, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	General Range (Discount)			Weighted Average Discount
Impaired Loans	$1,911,740	Property appraisals	Management discount for property type and recent market volatility	21%	—	73%	39%
OREO	$1,957,194	Property appraisals	Management discount for property type and recent market volatility	9%	—	61%	25%
Assets Held for Sale	$712,300	Valuation analysis	Management discount for property type and recent market volatility	0%	—	53%	42%
Included in the Company's portfolio of other real estate owned is approximately $476,000 and $618,000 of foreclosed residential real estate property at March 31, 2017 and September 30, 2016, respectively. The Company had $195,000 in consumer mortgage loans collateralized by residential real estate in the process of foreclosure at March 31, 2017, while $536,000 in consumer mortgage loans collateralized by residential real estate were in the process of foreclosure at September 30, 2016.
Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of March 31, 2017 and September 30, 2016.
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
COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at March 31, 2017 and at September 30, 2016, the fair value of these commitments is not presented.
Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of March 31, 2017 and September 30, 2016 is summarized below:

	March 31, 2017
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$140,285,037	$140,285,037	$140,285,037	$—	$—
Certificates of deposit held at other financial institutions	10,511,240	10,511,240	—	10,511,240	—
Investments available for sale	191,482,806	191,482,806	—	191,482,806	—
FHLB stock	3,484,600	3,484,600	—	3,484,600	—
Restricted securities, at cost	279,000	279,000	—	279,000	—
Loans receivable, net	1,007,551,669	1,000,112,410	—	—	1,000,112,410
Loans held for sale	2,353,484	2,385,655	—	2,385,655	—
Mortgage servicing rights	1,132,377	1,132,377	—	1,132,377	—
Assets held for sale	712,300	712,300	—	—	712,300
Accrued interest and dividends receivable	3,502,097	3,502,097	—	615,665	2,886,432
Financial liabilities:
Deposits	$1,201,731,475	$1,204,801,372	$—	$1,204,801,372	$—
FHLB advances	50,000,000	50,912,409	—	50,912,409	—
Floating rate junior subordinated debt	6,656,098	6,656,098	—	6,656,098	—
Accrued interest payable	427,809	427,809	—	427,809	—

	September 30, 2016
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$91,849,499	$91,849,499	$91,849,499	$—	$—
Certificates of deposit held at other financial institutions	14,496,410	14,496,410	—	14,496,410	—
Investments available for sale	206,336,287	206,336,287	—	206,336,287	—
FHLB stock	3,361,800	3,361,800	—	3,361,800	—
Restricted securities, at cost	279,000	279,000	—	279,000	—
Loans receivable, net	994,052,491	994,739,059	—	—	994,739,059
Loans held for sale	2,941,982	2,991,756	—	2,991,756	—
Mortgage servicing rights	820,557	820,557	—	820,557	—
Assets held for sale	975,300	975,300	—	—	975,300
Accrued interest and dividends receivable	3,442,051	3,442,051	—	611,010	2,831,041
Financial liabilities:
Deposits	$1,161,843,586	$1,165,687,674	$—	$1,165,687,674	$—
FHLB advances	50,000,000	52,282,107	—	52,282,107	—
Floating rate junior subordinated debt	6,587,549	6,587,549	—	6,587,549	—
Accrued interest payable	709,629	709,629	—	709,629	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended March 31, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.
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
The Company is significantly affected by prevailing general and local economic conditions, particularly market interest rates, and by government policies concerning, among other things, monetary and fiscal affairs and the federal regulation of financial institutions. Following the November 2016 presidential election, small business and investor optimism have risen considerably, though the long term impact of the new administration's policies remains to be determined. Deposit balances are influenced by a number of factors, including interest rates paid on competing personal investment products, the level of personal income, and the personal rate of savings within our market areas. Lending activities are influenced by the demand for housing and other loans, changing loan underwriting guidelines, as well as interest rate pricing competition from other lending institutions. The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.
On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies. Generally, deposit pricing is based upon a survey of competitors in the Bank’s market areas, and the need to attract funding and retain maturing deposits.
Net income was $3.3 million and $8.4 million for the three and six months ended March 31, 2017, respectively, compared to $2.1 million and $6.8 million for the three and six months ended March 31, 2016, respectively.
Atlanta Metro Expansion
As announced on April 15, 2016, the Company completed its merger with CBS Financial Corporation (“CBS”), the parent company of Community Bank of the South. Prior to the merger, Community Bank of the South operated four branches located in Smyrna and Marietta, Georgia. Upon completion of the merger, $376.4 million of total assets, $300.8 million of total loans and $333.7 million of total deposits were added to the Company's balance sheet. With the consummation of the merger, approximately 60% of the Company's loans and deposits are in the Atlanta Combined Statistical Area (“CSA”). Full conversion and integration of Community Bank of the South into CharterBank was completed in July 2016. Additionally, a banking location serving the demographically desirable Buckhead market in Atlanta moved into its permanent facility during our second fiscal quarter of 2017. These additions to our franchise provide access to attractive population centers and the potential for corresponding growth. We continue to have capital for additional growth which may include further acquisitions.

Critical Accounting Policies
Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, the Company considers its critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, real estate owned, goodwill and other intangible assets, deferred income taxes, and estimation of fair value. There have been no material changes in our critical accounting policies during the six months ended March 31, 2017.

Comparison of Financial Condition at March 31, 2017 and September 30, 2016
Assets. Total assets increased $46.4 million to $1.5 billion at March 31, 2017. This increase in assets was due primarily to a continued surge in retail deposits as a result of our efforts to increase transaction accounts and the corresponding cash increase. Net loans increased $13.5 million, or 1.4%, to $1.0 billion at March 31, 2017, from $994.1 million at September 30, 2016.

Cash and cash equivalents. Cash and cash equivalents increased $48.4 million to $140.3 million at March 31, 2017, up from $91.8 million at September 30, 2016. This increase was primarily due to a $39.9 million increase in deposits and a combined $23.1 million in principal collections, sales and calls of investment securities available for sale, partially offset by outlays of cash of $12.7 million to purchase investment securities available for sale.
Loans. At March 31, 2017, net loans were $1.0 billion, or 67.9% of total assets, compared with $994.1 million, or 69.1% of total assets, at September 30, 2016. The increase was attributable in part to $19.4 million of purchases of manufactured housing loans from a national lender during the six months ended March 31, 2017.
________________________________
Loans are shown net of deferred loan fees, allowance for loan losses, nonaccretable differences and accretable discounts.

Investment Securities Portfolio. At March 31, 2017, our investment securities portfolio totaled $191.5 million, compared to $206.3 million at September 30, 2016. The decrease was attributable to $9.3 million in principal paydowns, $11.7 million in maturities or calls, $2.1 million in sales and a $4.3 million decrease in unrealized gains on available for sale securities. These decreases were offset partially by the purchase of $12.7 million in securities during the first six months of fiscal 2017.
During fiscal 2016 and the first six months of fiscal 2017, we have had no additional other-than-temporary impairment charges on non-agency collateralized mortgage backed securities. Through March 31, 2017, we had recorded a cumulative $380,000 of other-than-temporary impairment charges with respect to one private label security. That security was sold during the six months ended March 31, 2017, leaving no other-than-temporary impairment in the Company's portfolio of investment securities available for sale.
Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us noninterest income that is non-taxable. The total cash surrender values of bank owned life insurance policies at March 31, 2017 and September 30, 2016 were $49.8 million and $49.3 million, respectively.
Deposits. Total deposits increased $39.9 million to $1.2 billion at March 31, 2017. The increase was attributable to a continued surge in deposits. Transaction accounts increased by $35.3 million, reflecting our successful efforts over recent years to increase our checking accounts, while retail certificates of deposit increased $4.0 million during the six months ended March 31, 2017. Money market accounts decreased $478,000. At March 31, 2017, $1.1 billion of deposits were retail deposits. We currently have $36.8 million deposits classified as wholesale deposits, most of which are brokered deposits, with others from an internet funding service assumed in the CBS acquisition. The following table shows deposit fees earned and deposit balances by category for the quarter end periods indicated:

		Deposit Balances
	Deposit & Bankcard Fees	Checking	Savings	Money Market	Total Core Deposits (1)	Retail Certificates of Deposit	Wholesale Certificates of Deposit	Total Deposits
		(dollars in thousands)
March 31, 2017	$3,067	$513,294	$64,868	$242,375	$820,537	$344,401	$36,793	$1,201,731
December 31, 2016	3,170	481,841	61,300	265,316	808,457	341,108	36,782	1,186,347
September 30, 2016	3,179	478,028	63,824	242,853	784,705	340,362	36,777	1,161,844
June 30, 2016	3,110	472,123	62,810	247,165	782,098	336,394	36,753	1,155,245
March 31, 2016	2,809	353,834	54,317	146,109	554,260	206,832	30,600	791,692
December 31, 2015	2,898	331,570	50,017	131,997	513,584	200,061	30,589	744,234
September 30, 2015	2,767	327,373	50,566	127,215	505,154	198,124	35,577	738,855
June 30, 2015	2,679	328,961	51,292	125,468	505,721	197,750	30,767	734,238
March 31, 2015	2,507	328,012	49,848	122,990	500,850	205,118	30,835	736,803
__________________________________

(1)	Non-GAAP financial measure. See Non-GAAP Financial Measures for more information.
Borrowings. Our borrowings consist of advances from the FHLB of Atlanta as well as floating rate junior subordinated debt assumed in the acquisition of CBS. FHLB borrowings totaled $50.0 million at both March 31, 2017 and September 30, 2016, respectively.
Based upon actual collateral pledged, excluding cash, additional advances of $80.8 million were available along with securities available for sale with lendable collateral value of $96.3 million that were also available to be pledged at March 31, 2017.
At March 31, 2017, approximately $72.4 million of credit was available to us at the Federal Reserve Bank of Atlanta based on loan collateral pledged. The line of credit at the Federal Reserve Bank of Atlanta was not used other than during periodic testing to ensure the line was functional.
Floating rate junior subordinated debt assumed in the CBS acquisition totaled $9.3 million, with purchase accounting discounts reducing the book value to $6.7 million and $6.6 million at March 31, 2017 and September 30, 2016, respectively.
Stockholders’ Equity. At March 31, 2017, total stockholders’ equity totaled $208.4 million, or $13.67 per net share, a $5.3 million increase from September 30, 2016 due to $8.4 million of net income and a $684,000 increase from the release of the Company's ESOP shares, as well as $146,000 of stock option exercises. These increases were partially offset by a $2.8 million decrease in other comprehensive income on the Company's portfolio of investment securities available for sale during the six months ended March 31, 2017. Tangible book value, a Non-GAAP Measure (see Non-GAAP measures for further information), increased to $11.70 per share at March 31, 2017 compared with $11.36 per share at September 30, 2016.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and March 31, 2016
General. Net income increased $1.2 million to $3.3 million for the quarter ended March 31, 2017 from $2.1 million for the quarter ended March 31, 2016. The increase was primarily due to increased loan interest income and deposit fee income from the acquisition of CBS, an increase of $183,000 in gain on sale of loans, a $248,000 gain on the sale of investment securities available for sale and a negative provision of $150,000, partially offset by $750,000 of recoveries on loans formerly covered by loss sharing agreements during the prior-year period. Net interest income increased $3.0 million, primarily due to a 42.7% increase in the average balance of loans receivable for the three months ended March 31, 2017 compared with the prior-year quarter.
Interest Income. Total interest income increased $3.4 million, or 34.6%, to $13.3 million for the quarter ended March 31, 2017 from $9.9 million for the quarter ended March 31, 2016. This increase was attributable to an increase in loan interest income excluding accretion of $3.5 million. The average balance of loans receivable for the three months ended March 31, 2017 increased $301.0 million to $1.0 billion, compared with $704.5 million in the prior-year period, primarily attributable to the acquisition of CBS, which brought in $300.8 million of net loans to the Company's portfolio. Yield on loans fell 29 basis points to 4.74% during the three months ended March 31, 2017, compared to 5.03% during the prior-year period as higher-yielding acquired loans paid off as well as a drop of $475,000 in accretion of acquired loan discounts.

The table below shows acquired loan discount accretion included in income over the past six years and for the quarters ended March 31, 2017 and December 31, 2016, and the remaining discount to be recognized as of March 31, 2017:

	Loan Accretion (Amortization)
	2011	2012	2013	2014	2015	2016	1Q 2017	2Q 2017	Remaining
	(in thousands)
NCB	$2,272	$751	$844	$239	$68	$—	$—	$—	$—
MCB	5,742	3,740	3,086	3,110	2,621	751	—	—	—
FNB	252	4,497	4,993	3,245	3,256	2,250	192	130	139
CBS	—	—	—	—	—	1,370	532	228	1,866
Total	8,266	8,988	8,923	6,594	5,945	4,371	724	358	2,005
Amortization (1)	—	—	—	(3,507)	(2,387)	—	—	—	—
Net	$8,266	$8,988	$8,923	$3,087	$3,558	$4,371	$724	$358	$2,005
__________________________________

(1)
Based on revised estimated cash flows related to previously covered loans, $2.4 million of the FDIC indemnification asset was amortized as an offset to loan interest income in the year ended September 30, 2015 and $3.5 million in the year ended September 30, 2014. Loss share agreements with the FDIC were terminated in the fourth quarter of fiscal 2015.

Interest on taxable investment securities, which consisted of taxable state and municipal securities, CLOs, mortgage-backed securities and private-label mortgage securities, increased $169,000 to $1.1 million for the quarter ended March 31, 2017 from $935,000 for the quarter ended March 31, 2016. This increase was primarily attributable to an increase of $21.1 million in the average balance of taxable securities. Interest on nontaxable investment securities, which consisted of nontaxable state and municipal securities, was $5,000 for the quarter ended March 31, 2017.
Interest on interest-bearing deposits in other financial institutions increased $159,000 to $213,000 for the quarter ended March 31, 2017, compared to the same period in 2016 due to a $58.6 million increase in the average balance of such deposits combined with the Federal Reserve's decision to increase interest rates in December 2015 and again in December 2016.
Interest on certificates of deposits held at other financial institutions was $39,000 during the quarter ended March 31, 2017, compared to $0 during the prior-year quarter, as these were acquired in the CBS acquisition.
The following table shows selected average yield and cost information for the quarter end periods indicated:

	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016

Yield on loans	4.74%	5.01%	5.07%	5.20%	5.03%
Yield on securities	2.25%	2.24%	2.21%	2.13%	2.14%
Yield on assets	4.02%	4.21%	4.33%	4.48%	4.26%

Cost of deposits	0.46%	0.46%	0.46%	0.43%	0.42%
Cost of CDs	0.89%	0.89%	0.87%	0.79%	0.89%
Cost of interest bearing checking	0.15%	0.14%	0.15%	0.12%	0.12%
Cost of bank rewarded checking	0.19%	0.20%	0.19%	0.20%	0.20%
Cost of savings	0.04%	0.04%	0.04%	0.06%	0.03%
Cost of MMDA	0.30%	0.30%	0.30%	0.31%	0.25%
Cost of borrowings	2.90%	3.10%	3.10%	3.54%	4.36%
Cost of subordinated debt	7.45%	7.32%	7.18%	7.53%	—%
Cost of liabilities	0.62%	0.63%	0.63%	0.63%	0.70%

Loan/deposit spread	4.28%	4.55%	4.61%	4.77%	4.61%
Asset/liability spread	3.40%	3.58%	3.70%	3.85%	3.56%
Interest Expense. Total interest expense increased $414,000 to $1.7 million for the quarter ended March 31, 2017, compared to $1.2 million for the prior year quarter. While the cost of interest-bearing liabilities fell by eight basis points during the three months ended March 31, 2017, the average balances increased $353.7 million to $1.1 billion compared to the prior year quarter. Both increases were largely attributable to the acquisition of CBS.
Interest expense on deposits increased $473,000, or 68.4%, to $1.2 million for the quarter ended March 31, 2017, compared to $692,000 for the quarter ended March 31, 2016. The increase was primarily due to a $347.1 million, or 52.6%, increase in average interest-bearing deposits as a result of the CBS acquisition and the Company's continued surge in legacy deposits. The cost of money market accounts increased to $195,000, up $106,000 over the prior year quarter, due to an increase of $116.7 million, or 81.7%, in the average balance of money market accounts and a 5 basis point increase in average cost to 0.30%. The average balance on certificates of deposit increased $146.2 million, or 62.5%, for the quarter ended March 31, 2017, while the cost of CDs increased $325,000, or 62.6%, to $844,000 for the quarter ended March 31, 2017, from $519,000 for the quarter ended March 31, 2016. Interest expense on FHLB advances decreased $182,000 to $363,000 for the quarter ended March 31, 2017 compared to $545,000 for the quarter ended March 31, 2016, due to the renegotiation of a $25.0 million advance from 4.30% to 3.43% in March of 2017, as well as the expiration in May 2016 of a $25.0 million advance costing 4.33% which was extended for an additional five years at 1.76%. Interest expense on the Company's floating rate junior subordinated debt, which was assumed in the CBS acquisition, was $124,000 for the quarter ended March 31, 2017, at an average cost of 7.45%.
Net Interest Income. Net interest income increased $3.0 million, or 34.7%, to $11.7 million for the quarter ended March 31, 2017, from $8.7 million for the quarter ended March 31, 2016. The net increase was due to an increase in interest income of $3.4 million to $13.3 million for the current year quarter, offset partially by an increase in total interest expense of $414,000 to $1.7 million compared to the prior year quarter. Net interest income included $358,000 of net purchase discount accretion income for the quarter ended March 31, 2017, compared to $833,000 for the quarter ended March 31, 2016. Additionally, the year over year increase in average loans of $301.0 million, resulting largely from the additions to the Company's portfolio from the CBS acquisition, contributed to the increase in net interest income.
Despite an increase of $347.1 million, or 52.6%, in the average balance of interest-bearing deposits during the quarter ended March 31, 2017 compared to the prior year period, total interest expense increased only 33.5%. The increase in interest-bearing deposits reflects the deposits assumed in the acquisition of CBS as well as the Company's continued surge in legacy deposits. As the table below indicates, our net interest margin decreased 20 basis points to 3.52% for the quarter ended March 31, 2017 from 3.72% for the prior year quarter, while our net interest rate spread decreased 16 basis points to 3.40% for the second quarter of fiscal 2017 from 3.56% for the second quarter of fiscal 2016. Additionally, net interest margin excluding the effects of purchase accounting was 3.41% for the quarter ended March 31, 2017 compared to 3.36% for the quarter ended March 31, 2016. At March 31, 2017, there was $2.0 million of discount remaining to accrete into interest income over the remaining life of the acquired loans. Of that balance, $139,000 relating to the acquisition of the First National Bank of Florida ("FNB"), pursuant to a loss-share agreement with the FDIC, will be accreted into income over the next two quarters, while $1.9 million related to the acquisition of CBS will be accreted into income over the remaining lives of the loans.

	For the Three Months Ended March 31,
	2017			2016
	Average Balance	Interest	Average Yield/Cost (10)	Average Balance	Interest	Average Yield/Cost (10)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$105,705	$213	0.81%	$47,144	$54	0.46%
Certificates of deposit held at other financial institutions	11,893	39	1.30	—	—	—
FHLB common stock and other equity securities	3,393	40	4.75	3,007	36	4.81
Taxable investment securities	195,694	1,104	2.26	174,637	934	2.14
Nontaxable investment securities (1)	1,588	5	1.15	—	—	—
Restricted securities	279	3	3.84	—	—	—
Loans receivable (1)(2)(3)(4)	1,005,473	11,545	4.59	704,452	8,031	4.56
Accretion, net, of acquired loan discounts (5)		358	0.14		833	0.47
Total interest-earning assets	1,324,025	13,307	4.02	929,240	9,888	4.26
Total noninterest-earning assets	137,189			98,710
Total assets	$1,461,214			$1,027,950
Liabilities and Equity:
Interest-bearing liabilities:
Interest bearing checking	$251,150	$94	0.15%	$181,581	$55	0.12%
Bank rewarded checking	53,653	26	0.19	48,859	25	0.20
Savings accounts	62,718	6	0.04	52,907	4	0.03
Money market deposit accounts	259,470	195	0.30	142,777	89	0.25
Certificate of deposit accounts	380,198	844	0.89	233,980	519	0.89
Total interest-bearing deposits	1,007,189	1,165	0.46	660,104	692	0.42
Borrowed funds	50,011	363	2.90	50,000	545	4.36
Floating rate junior subordinated debt	6,634	124	7.45	—	—	—
Total interest-bearing liabilities	1,063,834	1,652	0.62	710,104	1,237	0.70
Noninterest-bearing deposits	174,904			106,304
Other noninterest-bearing liabilities	15,137			13,235
Total noninterest-bearing liabilities	190,041			119,539
Total liabilities	1,253,875			829,643
Total stockholders' equity	207,339			198,307
Total liabilities and stockholders' equity	$1,461,214			$1,027,950
Net interest income		$11,655			$8,651
Net interest-earning assets (6)		$260,191			$219,136
Net interest rate spread (7)			3.40%			3.56%
Net interest margin (8)			3.52%			3.72%
Net interest margin, excluding the effects of purchase accounting (9)			3.41%			3.36%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.46%			130.86%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion on acquired loans.

(5)	Accretion of accretable purchase discount on loans acquired.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)
Net interest margin, excluding the effects of purchase accounting, a non-GAAP measure (See Non-GAAP Financial Measures for further information), represents net interest income excluding accretion of acquired loan discounts as a percentage of average net interest earning assets excluding loan accretable discounts in the amount of $2.2 million and $2.0 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

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

	For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$67	$41	$51	$159
Certificates of deposit held at other financial institutions	$—	$—	$39	$39
FHLB common stock and other equity securities	5	—	(1)	4
Taxable investment securities	113	51	6	170
Nontaxable investment securities	—	—	5	5
Restricted securities	—	—	3	3
Loans receivable	3,788	(524)	(225)	3,039
Total interest-earning assets	$3,973	$(432)	$(122)	$3,419
Interest Expense:
Checking accounts	$26	$11	$3	$40
Savings accounts	1	1	—	2
Money market deposit accounts	73	18	15	106
Certificate of deposit accounts	324	1	—	325
Total interest-bearing deposits	424	31	18	473
Borrowed funds	—	(182)	—	(182)
Floating rate junior subordinated debt	—	—	124	124
Total interest-bearing liabilities	$424	$(151)	$142	$415
Net change in net interest income	$3,549	$(281)	$(264)	$3,004
Provision for Loan Losses. A negative provision for loan losses of $150,000 was recorded in the quarter ended March 31, 2017 due to the continued positive credit quality trends of the loan portfolio, as well as continuing net recoveries of formerly charged-off loans. During the prior-year period, no provision for loan losses was recorded. Net recoveries for the three months ended March 31, 2017 were $156,000, compared to net recoveries of $155,000 for the three months ended March 31, 2016. With the net recoveries for the current quarter nearly offset by the negative provision, there was almost no change in the allowance for loan loss during the three months ended March 31, 2017. The allowance for loan losses was $10.5 million, or 1.04% of total loans receivable, at March 31, 2017. Our nonperforming loans decreased to $1.6 million, or 0.18%, of total loans at March 31, 2017 from $2.2 million at March 31, 2016. As a result, our allowance as a percent of nonperforming loans increased to 652.47% at March 31, 2017. See our discussion on the allowance for further information.
Noninterest Income. Noninterest income increased $33,000, or 0.7%, to $4.5 million for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. The increase was attributable to increases of $258,000 in bankcard fee and other deposit fee income, driven by the Company's bankcard fee program, $183,000 in gain on sale of loans, largely due to increased mortgage activity in both our legacy and newly acquired markets, and $78,000 in brokerage commissions, as well as $248,000 in gain on sale of investment securities. These increases were almost wholly offset by $750,000 in recoveries on loans formerly covered by loss sharing agreements in the prior-year quarter. No such recoveries were recorded during the quarter ended March 31, 2017.

The following table shows noninterest income by category for the periods indicated.

	For the Three Months Ended
	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
	(dollars in thousands)
Service charges on deposit accounts	$1,701	$1,888	$1,861	$1,810	$1,620
Bankcard fees	1,367	1,282	1,319	1,300	1,189
Gain on sale of loans	543	731	808	602	360
Brokerage commissions	225	166	199	164	146
Bank owned life insurance	247	332	333	327	245
Gain on investment securities available for sale	248	—	—	13	—
Recoveries on acquired loans previously covered under FDIC loss share agreements	—	250	—	—	750
Other	215	334	398	487	203
Total noninterest income	$4,546	$4,983	$4,918	$4,703	$4,513

Noninterest Expense. Total noninterest expense increased $847,000, or 8.6%, to $10.7 million for the quarter ended March 31, 2017, compared to $9.9 million for the quarter ended March 31, 2016. The overall increase was primarily attributable to increases of $791,000, $113,000 and $123,000 in salaries, core deposit intangible amortization expense and other operating expenses, all of which were attributable to increased ongoing operational costs from the acquisition of CBS. These increases were partially offset by a $291,000 decrease in legal and professional fees, most of which was due to deal costs in preparation for the third quarter 2016 acquisition of CBS in the prior year, and a $58,000 decrease in the net cost of operations of real estate owned as a result of the Company's overall reduction of OREO balances.
The following table shows noninterest expense by category for the periods indicated:

	For the Three Months Ended
	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
	(dollars in thousands)
Salaries and employee benefits	$6,079	$6,134	$6,635	$8,470	$5,287
Occupancy	1,220	1,323	1,398	1,534	1,150
Data processing	1,004	909	904	1,654	1,045
Legal and professional	388	284	463	793	679
Marketing	412	357	421	500	379
Furniture and equipment	228	174	240	301	161
Postage, office supplies, and printing	223	270	277	237	171
Core deposit intangible amortization expense	149	154	158	173	36
Federal insurance premiums and other regulatory fees	197	165	240	185	210
Net cost (benefit) of operations of other real estate owned	14	(359)	(309)	(76)	71
Other	836	879	927	1,293	714
Total noninterest expense	$10,750	$10,290	$11,354	$15,064	$9,903
Income Taxes. Income taxes increased to $2.3 million for the quarter ended March 31, 2017 from $1.1 million for the quarter ended March 31, 2016. Our effective tax rate was 40.78% in the quarter ended March 31, 2017 and 34.28% in the quarter ended March 31, 2016. The increase in income taxes was due primarily to the 71.8% increase in net income before income taxes for the quarter ended March 31, 2017, which, combined with flat tax-advantaged investments and state tax credits, led to an increase in the effective rate.

Comparison of Operating Results for the Six Months Ended March 31, 2017 and March 31, 2016
General. Net income increased $1.6 million, or 23.8%, to $8.4 million for the six months ended March 31, 2017 from $6.8 million for the six months ended March 31, 2016. The improvement was largely due to an increase of $6.0 million in net interest income, along with increases of $566,000 and $530,000 in gain on sale of loans and deposit and bankcard fees, respectively. The Company also recorded $900,000 in negative provisions for loan losses for the six months ended March 31, 2017, compared to no provision in the six months ended March 31, 2016. These increases were partially offset by a reduction of $3.4 million in recoveries on loans formerly covered by loss sharing agreements and a $2.1 million increase in total noninterest expenses. Basic and diluted net income per share for the six months ended March 31, 2017 increased 28.26% and 25.00%, respectively, compared to the prior year period, partially due to the decreased weighted average number of common shares outstanding.
Interest Income. Total interest income increased to $27.2 million for the six months ended March 31, 2017, from $20.3 million for the six months ended March 31, 2016. This increase was primarily attributable to the acquisition of CBS and the resulting increased loan balances and interest income. Loan interest income, excluding accretion income, increased $7.1 million to $23.4 million during the six months ended March 31, 2017, largely due to an increase in the average balance of loans receivable of $298.2 million, or 42.2%, to $1.0 billion for the six months ended March 31, 2017, compared to $706.2 million for the six months ended March 31, 2016. Net accretion of acquired loan discounts declined $920,000 due to the runoff of our accretion on loan discounts acquired in FDIC-assisted acquisitions, as well as reduced accretion on loan discounts from the CBS acquisition. As a result of the reduced accretion, along with higher cash balances, the average yield on interest-earning assets declined 29 basis points during the six months ended March 31, 2017 as compared to the same prior-year period.
The average yield on loans decreased to 4.87% for the six months ended March 31, 2017, compared to 5.18% for the six months ended March 31, 2016. The lower average yield on loans for the six months ended March 31, 2017 was attributable to reductions in accretion income due to the runoff of purchase discounts related to the 2011 FNB acquisition as well as accelerated accretion in the first three quarters of the 2016 CBS acquisition, resulting in a slowdown in the most recent quarter, along with continued payoffs of higher-yielding loans. There is $139,000 of accretable discount remaining from the FNB acquisition, which will accrete into income over the next two quarters. There is $1.9 million of discount on the CBS loans to accrete into interest income over the remaining life of all acquired loans, with the accretion heavily weighted towards early quarters based on current cash flow projections.
Interest on taxable investment securities increased $319,000 to $2.2 million for the six months ended March 31, 2017 from $1.9 million for the corresponding prior year period, due primarily to increased yields from the Company's portfolio of CLOs. Interest on nontaxable investment securities, which consisted of nontaxable state and municipal obligations, was $9,000 for the six months ended March 31, 2017 from $0 for the six months ended March 31, 2016, as these securities were acquired in the CBS acquisition.
Interest on interest earning deposits in other financial institutions increased $258,000 to $324,000 for the six months ended March 31, 2017 from $66,000 for the six months ended March 31, 2016 due to an increase of $67.3 million, or 191.12%, in the average balance of such deposits, as well as the Federal Reserve's increases in interest rates approved in December 2015 and 2016.
Dividends on Federal Home Loan Bank stock increased $5,000 to $80,000 for the six months ended March 31, 2017, compared to $75,000 for the six months ended March 31, 2016, due largely to a 10.98% increase in the average balance of such stock.
Interest on certificates of deposit held at other financial institutions and dividends on restricted securities, which were inherited from the acquisition of CBS, were $81,000 and $5,000 for the six months ended March 31, 2017.
Interest Expense. Total interest expense increased $862,000, or 35.1%, to $3.3 million for the six months ended March 31, 2017, compared to $2.5 million for the six months ended March 31, 2016. Interest expense increased due to a $361.2 million, or 51.6%, increase in the average balance of interest-bearing liabilities to $1.1 billion during the six months ended March 31, 2017, partially offset by a seven basis point, or 10.0%, decline in the average cost of such liabilities to 0.63% at March 31, 2017 from 0.70% at March 31, 2016, reflecting continued low market interest rates. The Company saw significant growth in demand deposits and certificates of deposit, both from legacy growth and the acquisition of CBS.
Interest expense on deposits increased $966,000, or 71.2%, to $2.3 million for the six months ended March 31, 2017, compared with the six months ended March 31, 2016. The increase was due to a $355.4 million, or 54.8%, increase in the average balance of interest-bearing deposits to $1.0 billion, partially offset by a four basis point increase in average cost of deposits to 0.46% for the current six month period compared to 0.42% for the six months ended March 31, 2016. The increase in average cost of deposits was largely driven by a six basis point increase in the cost of money market deposit accounts, mostly as a result of higher-costing accounts assumed in the acquisition of CBS.

The average cost of our interest bearing checking accounts increased two basis points to 0.14% for the six months ended March 31, 2017 compared to the same period in fiscal 2016, while the cost of our savings accounts and certificates of deposit each increased one basis point to 0.04% and 0.89%.
Interest expense on FHLB advances decreased $348,000 to $750,000 for the six months ended March 31, 2017 compared to $1.1 million for the six months ended March 31, 2016, due to a decrease of $814,000, or 1.6%, in the average balance of advances, as well as the restructuring of a $25.0 million advance costing 4.30% to 3.43% in March 2017 and the maturation in May 2016 of a $25 million advance costing 4.33% which was extended for an additional five years at a rate of 1.76%. The average cost of advances decreased 132 basis points to 3.00% for the six months ended March 31, 2017, from 4.32% during the six months ended March 31, 2016. Interest expense on floating rate junior subordinated debt, which was assumed in the acquisition of CBS, was $244,000 in the six months ended March 31, 2017.
Net Interest Income. Net interest income increased $6.0 million, or 33.5%, to $23.9 million for the six months ended March 31, 2017, from $17.9 million for the six months ended March 31, 2016, due to increased interest income from the acquisition of CBS, a $258,000 increase in income on interest bearing deposits in other financial institutions, and a seven basis point decline in the cost of interest-bearing liabilities. Total interest income increased $6.8 million, or 33.7%, while total interest expense increased $862,000, or 35.1%, for the six months ended March 31, 2017, compared to the same prior-year period.
As the table indicates below, our net interest margin decreased 27 basis points during the six months ended March 31, 2017 as compared to the six months ended March 31, 2016, while our net interest rate spread decreased 22 basis points to 3.49% for the first six months of fiscal 2017 from 3.71% for the comparable six months of 2016. Additionally, net interest margin excluding the effects of purchase accounting was 3.44% for the six months ended March 31, 2017 compared to 3.43% for the six months ended March 31, 2016.

	For the Six Months Ended March 31,
	2017			2016
	Average Balance	Interest	Average Yield/Cost (10)	Average Balance	Interest	Average Yield/Cost (10)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$102,451	$324	0.63%	$35,192	$66	0.38%
Certificates of deposit held at other financial institutions	12,630	81	1.29	—	—	—
FHLB common stock and other equity securities	3,377	80	4.71	3,043	75	4.93
Taxable investment securities	195,409	2,200	2.25	177,621	1,882	2.12
Nontaxable investment securities (1)	1,593	9	1.15	—	—	—
Restricted securities	279	5	3.76	—	—	—
Loans receivable (1)(2)(3)(4)	1,004,386	23,391	4.66	706,199	16,303	4.62
Accretion, net, of acquired loan discounts (5)		1,082	0.21		2,002	0.57
Total interest-earning assets	1,320,125	27,172	4.12	922,055	20,328	4.41
Total noninterest-earning assets	135,883			96,564
Total assets	$1,456,008			$1,018,619
Liabilities and Equity:
Interest-bearing liabilities:
Interest bearing checking	$251,110	$180	0.14%	$179,548	$110	0.12%
Bank rewarded checking	52,692	52	0.20	47,776	48	0.20
Savings accounts	62,434	12	0.04	51,642	8	0.03
Money market deposit accounts	257,379	389	0.30	136,800	165	0.24
Certificate of deposit accounts	380,584	1,691	0.89	232,990	1,027	0.88
Total interest-bearing deposits	1,004,199	2,324	0.46	648,756	1,358	0.42
Borrowed funds	50,006	750	3.00	50,820	1,098	4.32
Floating rate junior subordinated debt	6,616	244	7.39	—	—	—
Total interest-bearing liabilities	1,060,821	3,318	0.63	699,576	2,456	0.70
Noninterest-bearing deposits	173,561			104,861
Other noninterest-bearing liabilities	15,459			12,069
Total noninterest-bearing liabilities	189,020			116,930
Total liabilities	1,249,841			816,506
Total stockholders' equity	206,167			202,113
Total liabilities and stockholders' equity	$1,456,008			$1,018,619
Net interest income		$23,854			$17,872
Net interest earning assets (6)		$259,304			$222,479
Net interest rate spread (7)			3.49%			3.71%
Net interest margin (8)			3.61%			3.88%
Net interest margin, excluding the effects of purchase accounting (9)			3.44%			3.43%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.44%			131.80%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion and amortization of the indemnification asset.

(5)	Accretion of accretable purchase discount on loans acquired.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)
Net interest margin, excluding the effects of purchase accounting, a non-GAAP measure (See Non-GAAP Financial Measures for further information), represents net interest income excluding accretion and amortization of acquired loans receivable as a percentage of average net interest earning assets excluding loan accretable discounts in the amount of $2.6 million and $2.5 million for the six months ended March 31, 2017 and March 31, 2016, respectively.

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

	For the Six Months Ended March 31, 2017 Compared to the Six Months Ended March 31, 2016
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$126	$45	$87	$258
Certificates of deposit held at other financial institutions	$—	$—	$81	$81
FHLB common stock and other equity securities	8	(3)	—	5
Taxable investment securities	188	117	13	318
Nontaxable investment securities	—	—	9	9
Restricted securities	—	—	5	5
Loans receivable	7,729	(1,097)	(464)	6,168
Total interest-earning assets	$8,051	$(938)	$(269)	$6,844
Interest Expense:
Checking accounts	$53	$16	$5	$74
Savings accounts	2	2	—	4
Money market deposit accounts	145	42	37	224
Certificate of deposit accounts	651	8	5	664
Total interest-bearing deposits	851	68	47	966
Borrowed funds	(18)	(336)	6	(348)
Floating rate junior subordinated debt	—	—	244	244
Total interest-bearing liabilities	$833	$(268)	$297	$862
Net change in net interest income	$7,218	$(670)	$(566)	$5,982
Provision for Loan Losses. There was a $900,000 negative provision recorded for loan losses in the six months ended March 31, 2017 and no provision for loan losses recorded in the six months ended March 31, 2016. The Company recorded a negative provision in the current period due to the trend of net recoveries on loans previously charged off, along with an overall improvement in the loan portfolio in recent quarters. Net recoveries were $1.0 million for the six months ended March 31, 2017, compared with net recoveries of $362,000 for the six months ended March 31, 2016. The allowance for loan losses was $10.5 million, or 1.04% of total loans receivable at March 31, 2017. Our allowance for loan losses as a percent of legacy loans was 1.24% at March 31, 2017. Our nonperforming loans decreased to $1.6 million at March 31, 2017 from $2.2 million at March 31, 2016. Our allowance as a percent of nonperforming loans was 652.47% at March 31, 2017.
Noninterest Income. Noninterest income decreased $1.8 million or 16.0%, to $9.5 million for the six months ended March 31, 2017, from $11.3 million for the six months ended March 31, 2016, due to a reduction of $3.4 million in recoveries on loans acquired in FDIC-assisted transactions accounted for under purchase accounting to $250,000 from $3.6 million. Service charges and bankcard fees increased a total of $530,000, or 9.3%, for the six months ended March 31, 2017, compared to the same period in fiscal 2016. Gains on the sale of loans increased $566,000, or 80.1%, during the six months ended March 31, 2017, and gains on the sale of investment securities available for sale increased $212,000 to $248,000 from $36,000 in the prior-year period.
Noninterest Expense. Total noninterest expense increased $2.1 million, or 10.8%, to $21.0 million for the six months ended March 31, 2017 compared to $19.0 million in the same period in the prior fiscal year. Increases of $1.7 million, $336,000 and $218,000 in salaries and employee benefits, occupancy, and core deposit intangible amortization expense, respectively, were tied heavily to ongoing operational cost increases as a result of the CBS acquisition. These increases were offset in part by a decrease of $396,000 in the net cost of operations of real estate owned due to several large gains on the sale of real estate, most of which occurred in the first quarter of fiscal 2017, as well as a decrease of $387,000 in legal and professional fees, largely due to deal costs associated with preparation for the CBS acquisition during the prior-year period.
Income Taxes. Income taxes increased to $4.9 million for the six months ended March 31, 2017 from $3.5 million for the six months ended March 31, 2016. The increase was due to an increase in our income before income taxes, which, combined with stable tax-advantaged investments and state tax credits, led to our effective tax rate increasing to 36.86% in the six months ended March 31, 2017, compared to 33.97% in the six months ended March 31, 2016. These increases were offset in part by a reduction to income tax expense of $127,000 in the first quarter of fiscal 2017 related to our early adoption of ASU 2016-09.

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

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31, 2017	September 30, 2016
	(dollars in thousands)
Nonaccrual loans: (1) (2)
1-4 family residential real estate	$1,028	$930
Commercial real estate	478	2,705
Commercial	67	100
Real estate construction	—	—
Consumer and other loans	37	—
Total nonaccrual loans	1,610	3,735
Loans delinquent 90 days or greater and still accruing: (3)
1-4 family residential real estate	—	—
Commercial real estate	—	—
Commercial	—	—
Real estate construction	—	—
Consumer and other loans	—	—
Total loans delinquent 90 days or greater and still accruing	—	—
Total nonperforming loans	1,610	3,735
Other real estate owned:
1-4 family residential real estate	476	618
Commercial real estate	1,481	2,088
Commercial	—	—
Real estate construction	—	—
Consumer and other loans	—	—
Total real estate owned	1,957	2,706
Total nonperforming assets	$3,567	$6,441
Ratios:
Nonperforming loans as a percentage of total loans, gross	0.16%	0.37%
Nonperforming assets as a percentage of total assets	0.24%	0.45%
__________________________________

(1)	Included in nonaccrual loans is $137,000 and $1.8 million of non-accruing troubled debt restructured loans at March 31, 2017 and September 30, 2016, respectively.

(2)
Acquired FAS ASC 310-30 loans that were previously covered under loss share agreements with the FDIC, as well as our acquisition of CBS, and have associated accretable discount remaining, in the amount of $2.7 million and $2.5 million are excluded from this table as of March 31, 2017 and September 30, 2016, respectively. Due to the recognition of accretion income that was established at the time of acquisition, FAS ASC 310-30 loans that were greater than 90 days delinquent or otherwise considered nonperforming loans are regarded as performing loans for reporting purposes.

(3)
Not included in this section are acquired loans in the amount of $600,000 and $1.5 million at March 31, 2017 and September 30, 2016, respectively. These loans, which are accounted for under ASC 310-30, are reported as performing loans because of the ongoing recognition of accretion income established at the time of acquisition.

Nonperforming assets decreased $2.9 million during the six months ended March 31, 2017 due primarily to a $2.1 million decrease in nonaccrual loans, largely due to the payoff of two long-standing, high-balance, nonperforming loans in the first quarter of fiscal 2017, combined with a $749,000 decrease in real estate owned. We have 34 loans that remain nonperforming at March 31, 2017, and the largest nonperforming loan had a balance of $218,000 and was secured by 1-4 family residential real estate.
For the six and twelve months ended March 31, 2017 and September 30, 2016, interest income recognized on impaired loans, which includes nonperforming loans and accruing troubled debt restructured loans, was approximately $143,000 and $336,000, respectively. Additional gross interest income that would have been recorded had our impaired loans been current in accordance with their original terms was approximately $62,000 and $258,000, respectively, for the six and twelve months ended March 31, 2017 and September 30, 2016.

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
The Company recorded $1.0 million of net recoveries and a negative provision in the amount of $900,000 in the six months ended March 31, 2017, for a net reserve build of $133,000. During the six months ended March 31, 2017, the Company recorded one large recovery of $608,000, but the bulk of the remaining recoveries came from small recoveries. The following table sets forth activity in our allowance for loan losses for the period indicated.

	Six Months Ended March 31, 2017
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$779,288	$7,346,130	$600,258	$516,556	$79,140	$1,050,044	$10,371,416
Charge-offs	(92,136)	(49,097)	—	—	(11,804)	—	(153,037)
Recoveries	137,420	754,425	271,169	—	23,145	—	1,186,159
Provision	(34,799)	(757,203)	(155,767)	(113,376)	103,780	57,365	(900,000)
Ending balance	$789,773	$7,294,255	$715,660	$403,180	$194,261	$1,107,409	$10,504,538
Amounts allocated to:
Individually evaluated for impairment	$—	$104,955	$—	$—	$27,000	$—	$131,955
Other loans not individually evaluated	789,773	7,189,300	715,660	403,180	167,261	1,107,409	10,372,583
Ending balance	$789,773	$7,294,255	$715,660	$403,180	$194,261	$1,107,409	$10,504,538
Loans:
Amounts collectively evaluated for impairment	$219,333,237	$589,866,645	$69,326,842	$77,331,705	$37,263,178		$993,121,607
Amounts individually evaluated for impairment	1,407,850	6,113,555	67,419	—	36,830		7,625,654
Amounts related to loans acquired with deteriorated credit quality	2,474,695	12,225,823	3,724,790	—	—		18,425,308
Ending balance	$223,215,782	$608,206,023	$73,119,051	$77,331,705	$37,300,008		$1,019,172,569
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
Potential problem loans are loans as to which management has serious doubts about the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention or substandard. Potential problem loans aggregated $44.4 million and $50.5 million at March 31, 2017 and September 30, 2016, respectively, with $13.5 million and $13.1 million classified special mention and $30.9 million and $37.3 million classified substandard at March 31, 2017 and September 30, 2016, respectively.

Our largest substandard loan relationship at March 31, 2017 had a balance of $2.9 million. As of March 31, 2017, all loans in the relationship are current and real estate taxes have been paid. The loan relationship is collateralized by income producing properties in Georgia. We believe we are adequately collateralized.
The allowance for loan losses represented 652.47% and 277.66% of nonperforming loans at March 31, 2017 and September 30, 2016, respectively. This increase was due to a $2.1 million decline in nonperforming loans in the six months ended March 31, 2017, along with an increase in our allowance for loan losses due to continuing net recoveries on loans previously charged off. The allowance for loan losses as a percentage of total loans was 1.04% and 1.03% at March 31, 2017 and September 30, 2016, respectively. The allowance for loan losses as a percentage of legacy loans approximated 1.24% at March 31, 2017, compared to 1.35% at September 30, 2016. The increase in allowance as a percent of total loans was largely due to $1.0 million of net recoveries in the six months ended March 31, 2017. Due to the continuing trend of net recoveries, management recorded a negative provision of $900,000 during the current period. Management retained an unallocated allowance to maintain the overall allowance at a level reflective of continued economic uncertainties.
Management reviews the adequacy of the allowance for loan losses on a continuous basis. Management considered the allowance for loan losses adequate at March 31, 2017 to absorb probable losses inherent in the loan portfolio. However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.
Liquidity Management. Liquidity is defined as the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the FHLB, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At March 31, 2017 and September 30, 2016, we had access to immediately available funds of approximately $293.5 million and $243.0 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit. Additionally, securities with lendable collateral value of $96.3 million and $98.4 million were available to be pledged at March 31, 2017 and September 30, 2016, respectively. The Company also had $10.5 million of certificates of deposits held at other financial institutions, which were inherited from the acquisition of CBS, at March 31, 2017. These certificates, of which $2.7 million were maturing within the next 90 days at March 31, 2017, could be utilized over time to supplement the liquidity needs of the Company.
As part of the acquisition of CBS, we also assumed a $318,000 letter of credit, which supports a customer obligation, from the FHLB of Atlanta. Management does not currently expect to draw on the letter.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At March 31, 2017, cash and cash equivalents totaled $140.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $191.5 million at March 31, 2017. At March 31, 2017, we had $50.0 million in advances outstanding from the FHLB. However, based on available pledged and unpledged collateral other than cash, $177.1 million in additional advances were available as of March 31, 2017.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
At March 31, 2017, we had $36.2 million of new loan commitments outstanding, and $76.2 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $70.3 million of unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2017 totaled $234.4 million, or 19.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2018. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended March 31, 2017, we originated $186.3 million of loans and purchased $12.7 million in securities.

Financing activities consist primarily of additions to deposit accounts and FHLB advances. We experienced an increase in total deposits of $39.9 million for the six months ended March 31, 2017, primarily due to an increase in core deposits of $35.8 million as our surge in deposits continued. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds. FHLB advances have been used primarily to fund loan demand and to purchase securities.
Capital Management and Resources. The Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Our regulatory capital ratios currently reflect the incorporation of Basel III and these changes had a minor impact on our capital ratios. The net result of the acquisition of CBS was a downstream of $6.1 million from the holding company to the Bank during the third quarter of fiscal 2016, which is reflected in these ratios at March 31, 2017 and September 30, 2016, respectively. At March 31, 2017, the Bank and the Company exceeded all regulatory capital requirements. The Bank and the Company are considered “well capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2017
Total risk-based capital (to risk-weighted assets):
Charter Financial Corporation	$195,657	17.93%	$87,282	8.00%	$109,103	10.00%
CharterBank	179,915	16.53	87,061	8.00	108,827	10.00
Tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	185,152	16.97	65,462	6.00	87,282	8.00
CharterBank	169,410	15.57	65,296	6.00	87,061	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	178,496	16.36	49,096	4.50	70,917	6.50
CharterBank	169,410	15.57	48,972	4.50	70,737	6.50
Tier 1 leverage (to average assets):
Charter Financial Corporation	185,152	12.92	57,314	4.00	71,642	5.00
CharterBank	169,410	11.84	57,212	4.00	71,515	5.00
September 30, 2016
Total risk-based capital (to risk-weighted assets):
Charter Financial Corporation	$187,625	16.74%	$89,648	8.00%	$112,060	10.00%
CharterBank	170,808	15.26	89,520	8.00	111,900	10.00
Tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	177,255	15.82	67,236	6.00	89,648	8.00
CharterBank	160,437	14.34	67,140	6.00	89,520	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	170,668	15.23	50,427	4.50	72,839	6.50
CharterBank	160,437	14.34	50,355	4.50	72,735	6.50
Tier 1 leverage (to average assets):
Charter Financial Corporation	177,255	12.68	55,928	4.00	69,910	5.00
CharterBank	160,437	11.51	55,772	4.00	69,715	5.00
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
For the six months ended March 31, 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

	For the Quarters Ended
	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
Loans Receivable Income Excluding Accretion
Loans receivable income	$11,903,416	$12,569,903	$12,680,420	$12,563,466	$8,863,437
Net purchase discount accretion	358,031	724,109	1,090,886	1,278,040	833,179
Loans receivable income excluding accretion (Non-GAAP)	$11,545,385	$11,845,794	$11,589,534	$11,285,426	$8,030,258

Net Interest Margin Excluding the Effects of Purchase Accounting
Net Interest Margin	3.52%	3.71%	3.82%	3.97%	3.72%
Effect to adjust for net purchase discount accretion	(0.11)	(0.23)	(0.35)	(0.44)	(0.36)
Net interest margin excluding the effects of purchase accounting (Non-GAAP)	3.41%	3.48%	3.47%	3.53%	3.36%

Total Core Deposits
Total deposits	$1,201,731,475	$1,186,346,952	$1,161,843,586	$1,155,245,321	$791,692,453
Total certificates of deposit	381,194,185	377,890,409	377,138,976	373,147,686	237,432,653
Total core deposits (Non-GAAP)	$820,537,290	$808,456,543	$784,704,610	$782,097,635	$554,259,800

Tangible Book Value Per Share
Book value per share	$13.84	$13.67	$13.52	$13.29	$13.18
Effect to adjust for goodwill and other intangible assets	(2.14)	(2.15)	(2.16)	(2.18)	(0.29)
Tangible book value per share (Non-GAAP)	$11.70	$11.52	$11.36	$11.11	$12.89

	For The Six Months Ended
	3/31/2017	3/31/2016
Loans Receivable Income Excluding Accretion
Loans receivable income	$24,473,319	$18,304,962
Net purchase discount accretion	1,082,140	2,002,161
Loans receivable income excluding accretion (Non-GAAP)	$23,391,179	$16,302,801

Net Interest Margin Excluding the Effects of Purchase Accounting
Net Interest Margin	3.61%	3.88%
Effect to adjust for net purchase discount accretion	(0.17)	(0.45)
Net interest margin excluding the effects of purchase accounting (Non-GAAP)	3.44%	3.43%

Total Core Deposits
Total deposits	$1,201,731,475	$791,692,453
Total certificates of deposit	381,194,185	237,432,653
Total core deposits (Non-GAAP)	$820,537,290	$554,259,800

Tangible Book Value Per Share
Book value per share	$13.84	$13.18
Effect to adjust for goodwill and other intangible assets	(2.14)	(0.29)
Tangible book value per share (Non-GAAP)	$11.70	$12.89

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
The table below sets forth, as of March 31, 2017, our calculation of the estimated changes in the Bank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present Value of Assets (3)(4)
(dollars in thousands)
300	$295,683	$6,580	2.3%	20.0%	0.4%
200	$294,281	$5,178	1.8%	19.9%	0.3%
100	$292,159	$3,056	1.1%	19.8%	0.2%
—	$289,103	$—	—%	19.6%	—%
(100)	$278,127	$(18,976)	(6.6)%	18.3%	(1.3)%
__________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the difference between the present value of an institution’s assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2017, in the event of a 200 basis point increase in interest rates, we would experience a 1.8% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 6.6% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of March 31, 2017, we were in compliance with our Board approved policy limits with a 20.1% NPV in the event of an increase of 300 basis points and 19.8% at current rates.
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

Item 4. Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be party to various legal proceedings incident to our business. At March 31, 2017, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

(c)
During the quarter ended March 31, 2017, the Company did not repurchase any shares as part of its publicly announced share repurchase program. In December 2015, the Company's Board of Directors approved a stock repurchase program, the fifth approved and announced program since December 2013, allowing the repurchase of up to 800,000 shares, or approximately 5% of the Company's outstanding shares. As of March 31, 2017, 192,427 shares remain available to be repurchased under the December 2015 repurchase program. Since fiscal 2014, 8,104,150 shares have been repurchased at a total cost of approximately $91.9 million.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2017 and September 30, 2016, (ii) the Unaudited Condensed Consolidated Statements of Income for the three and six months ended March 31, 2017 and 2016, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended March 31, 2017 (iv) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2017 and 2016, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016, and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

CHARTER FINANCIAL CORPORATION

Date:	May 9, 2017	By:	/s/ Robert L. Johnson
Robert L. Johnson
Chairman and Chief Executive Officer

Date:	May 9, 2017	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer