Form 10-Q
period 2017-06-30
CHARTER FINANCIAL CORP
filed 2017-08-08
CIK 1478726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares of the registrant’s common stock outstanding as of August 3, 2017 was 15,112,432.

CHARTER FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	June 30, 2017	September 30, 2016 (1)
Assets
Cash and amounts due from depository institutions	$25,227,855	$14,472,867
Interest-earning deposits in other financial institutions	94,916,159	77,376,632
Cash and cash equivalents	120,144,014	91,849,499
Loans held for sale, fair value of $2,064,880 and $2,991,756	2,029,228	2,941,982
Certificates of deposit held at other financial institutions	7,767,710	14,496,410
Investment securities available for sale	187,654,517	206,336,287
Federal Home Loan Bank stock	3,484,600	3,361,800
Restricted securities, at cost	279,000	279,000
Loans receivable	1,044,141,434	1,005,702,737
Unamortized loan origination fees, net	(1,233,347)	(1,278,830)
Allowance for loan losses	(10,800,257)	(10,371,416)
Loans receivable, net	1,032,107,830	994,052,491
Other real estate owned	1,937,613	2,706,461
Accrued interest and dividends receivable	3,574,445	3,442,051
Premises and equipment, net	28,363,881	28,078,591
Goodwill	29,793,756	29,793,756
Other intangible assets, net of amortization	2,218,706	2,639,608
Cash surrender value of life insurance	50,153,948	49,268,973
Deferred income taxes	5,651,703	4,366,522
Other assets	4,960,815	4,775,805
Total assets	$1,480,121,766	$1,438,389,236
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,194,253,739	$1,161,843,586
Long-term borrowings	50,000,000	50,000,000
Floating rate junior subordinated debt	6,690,372	6,587,549
Advance payments by borrowers for taxes and insurance	2,392,561	2,298,513
Other liabilities	14,704,845	14,510,052
Total liabilities	1,268,041,517	1,235,239,700
Stockholders’ equity:
Common stock, $0.01 par value; 15,112,432 shares issued and outstanding at June 30, 2017 and 15,031,076 shares issued and outstanding at September 30, 2016	151,124	150,311
Preferred stock, $0.01 par value; 50,000,000 shares authorized at June 30, 2017 and September 30, 2016	—	—
Additional paid-in capital	85,339,406	83,651,623
Unearned compensation – ESOP	(4,673,761)	(5,106,169)
Retained earnings	132,654,363	123,349,890
Accumulated other comprehensive (loss) income	(1,390,883)	1,103,881
Total stockholders’ equity	212,080,249	203,149,536
Total liabilities and stockholders’ equity	$1,480,121,766	$1,438,389,236
__________________________________

(1)	Financial information at September 30, 2016 has been derived from audited financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Loans receivable	$12,276,095	$12,563,466	$36,749,414	$30,868,429
Taxable investment securities	1,036,572	922,435	3,236,212	2,803,482
Nontaxable investment securities	4,571	6,702	13,714	6,702
Federal Home Loan Bank stock	39,913	38,416	119,432	113,493
Interest-earning deposits in other financial institutions	235,928	46,374	560,055	112,812
Certificates of deposit held at other financial institutions	30,953	54,452	112,357	54,452
Restricted securities	2,855	2,503	8,107	2,503
Total interest income	13,626,887	13,634,348	40,799,291	33,961,873
Interest expense:
Deposits	1,182,649	977,520	3,506,425	2,335,171
Borrowings	327,790	470,219	1,077,644	1,568,470
Floating rate junior subordinated debt	129,051	103,771	373,473	103,771
Total interest expense	1,639,490	1,551,510	4,957,542	4,007,412
Net interest income	11,987,397	12,082,838	35,841,749	29,954,461
Provision for loan losses	—	(100,000)	(900,000)	(100,000)
Net interest income after provision for loan losses	11,987,397	12,182,838	36,741,749	30,054,461
Noninterest income:
Service charges on deposit accounts	1,972,205	1,810,166	5,560,729	5,182,869
Bankcard fees	1,443,151	1,299,988	4,092,195	3,634,995
Gain on investment securities available for sale	—	12,920	247,780	48,885
Bank owned life insurance	305,709	327,304	884,976	892,828
Gain on sale of loans	542,762	602,178	1,816,848	1,309,784
Brokerage commissions	185,674	163,912	576,237	452,057
Recoveries on acquired loans previously covered under FDIC loss share agreements	—	—	250,000	3,625,000
Other	189,996	486,462	739,733	899,955
Total noninterest income	4,639,497	4,702,930	14,168,498	16,046,373
Noninterest expenses:
Salaries and employee benefits	6,530,408	8,470,498	18,742,656	19,020,827
Occupancy	1,156,618	1,534,222	3,699,807	3,741,652
Data processing	1,091,208	1,654,015	3,004,137	3,523,867
Legal and professional	384,240	793,489	1,055,985	1,851,892
Marketing	383,890	500,377	1,152,357	1,169,040
Federal insurance premiums and other regulatory fees	198,350	185,333	561,106	619,213
Net cost (benefit) of operations of real estate owned	18,079	(75,897)	(327,365)	(25,732)
Furniture and equipment	202,259	301,137	604,696	630,859
Postage, office supplies and printing	224,073	236,704	717,775	592,086
Core deposit intangible amortization expense	117,806	172,706	420,902	257,845
Other	790,204	1,291,259	2,504,298	2,663,095
Total noninterest expenses	11,097,135	15,063,843	32,136,354	34,044,644
Income before income taxes	5,529,759	1,821,925	18,773,893	12,056,190
Income tax expense	2,015,909	526,690	6,897,581	4,003,588
Net income	$3,513,850	$1,295,235	$11,876,312	$8,052,602
Basic net income per share	$0.24	$0.09	$0.83	$0.56
Diluted net income per share	$0.23	$0.09	$0.78	$0.53
Weighted average number of common shares outstanding	14,353,082	14,184,675	14,293,859	14,433,345
Weighted average number of common and potential common shares outstanding	15,256,623	14,841,814	15,197,400	15,090,484

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Net income	$3,513,850	$1,295,235	$11,876,312	$8,052,602
Reclassification adjustment for net gains realized in net income, net of taxes of $0, $4,987, $95,643 and $18,869, respectively	—	(7,933)	(152,137)	(30,016)
Net unrealized holding gains (losses) on investment and mortgage securities available for sale arising during the period, net of taxes of $223,156, $569,116, ($1,472,726) and $354,015, respectively	354,968	905,277	(2,342,626)	563,123
Comprehensive income	$3,868,818	$2,192,579	$9,381,549	$8,585,709

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common stock		Additional paid-in capital	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Number of shares	Amount

Balance at September 30, 2016 (1)	15,031,076	$150,311	$83,651,623	$(5,106,169)	$123,349,890	$1,103,881	$203,149,536
Net income	—	—	—	—	11,876,312	—	11,876,312
Dividends paid, $0.18 per share	—	—	—	—	(2,571,839)	—	(2,571,839)
Change in other comprehensive income	—	—	—	—	—	(2,494,764)	(2,494,764)
Allocation of ESOP common stock	—	—	251,610	432,408	—	—	684,018
Effect of restricted stock awards	—	—	596,036	—	—	—	596,036
Stock option expense	—	—	248,337	—	—	—	248,337
Issuance of common stock, stock option exercises	75,006	750	593,744	—	—	—	594,494
Issuance of common stock, restricted stock	6,500	65	(65)	—	—	—	—
Repurchase of shares	(150)	(2)	(1,879)	—	—	—	(1,881)
Balance at June 30, 2017	15,112,432	$151,124	$85,339,406	$(4,673,761)	$132,654,363	$(1,390,883)	$212,080,249
__________________________________

(1)	Financial information at September 30, 2016 has been derived from audited financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$11,876,312	$8,052,602
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	(900,000)	(100,000)
Depreciation and amortization	1,305,818	1,024,942
Accretion and amortization of premiums and discounts, net	767,008	720,915
Accretion of fair value discounts related to acquired loans	(1,255,154)	(3,280,202)
Write down of asset held for sale	—	325,004
Gain on sale of loans	(1,816,848)	(1,309,784)
Proceeds from sale of loans	73,225,998	52,253,061
Originations and purchases of loans held for sale	(70,907,065)	(52,621,880)
Gain on sale of mortgage-backed securities, collateralized mortgage obligations and other investments	(247,780)	(48,885)
Write down of real estate owned	19,784	163,741
Gain on sale of real estate owned	(509,129)	(492,201)
Loss on sale of fixed assets	46,556	50,371
Restricted stock award expense	596,036	588,210
Stock option expense	248,337	245,310
Increase in cash surrender value of bank owned life insurance	(884,976)	(892,828)
Gain on settlement of bank owned life insurance	—	(259,430)
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(132,394)	97,095
Increase in other assets	(24,152)	(18,024)
Increase (decrease) in other liabilities	878,811	(5,135,718)
Net cash provided by (used in) operating activities	12,287,162	(637,701)
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,078,436	22,031,385
Principal collections on investment securities available for sale	13,525,105	15,045,125
Purchase of investment securities available for sale	(20,335,542)	—
Proceeds from maturities or calls of investment securities available for sale	19,157,491	—
Proceeds from redemption of Federal Home Loan Bank stock	—	2,932,600
Purchase of Federal Home Loan Bank stock	(122,800)	(2,233,500)
Net decrease in certificates of deposit held at other financial institutions	6,718,000	5,229,000
Net (increase) decrease in loans receivable	(37,318,650)	23,661,872
Proceeds from sale of real estate owned	2,485,558	2,426,628
Proceeds from sale of premises and equipment	221,483	354,499
Proceeds from settlement of bank owned life insurance	—	639,389
Purchases of premises and equipment, net of dispositions	(1,188,434)	(1,492,627)
Net cash paid in acquisitions	—	(42,520,560)
Net cash (used in) provided by investing activities	(14,779,353)	26,073,811
Cash flows from financing activities:
Repurchase of shares	(1,881)	(13,171,257)
Issuance of common stock	594,494	126,457
Dividends paid	(2,571,839)	(2,166,525)

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) continued

	Nine Months Ended June 30,
	2017	2016
Net increase in deposits	32,671,884	82,493,699
Proceeds from Federal Home Loan Bank advances	26,000,000	97,000,000
Principal payments on Federal Home Loan Bank advances	(26,000,000)	(114,000,000)
Net increase in advance payments by borrowers for taxes and insurance	94,048	45,798
Net cash provided by financing activities	30,786,706	50,328,172
Net increase in cash and cash equivalents	28,294,515	75,764,282
Cash and cash equivalents at beginning of period	91,849,499	30,343,225
Cash and cash equivalents at end of period	$120,144,014	$106,107,507
Supplemental disclosures of cash flow information:
Interest paid	$5,158,767	$3,556,026
Income taxes paid	5,483,170	2,560,000
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$1,227,365	$1,413,232
Issuance of common stock under stock benefit plan	684,018	661,364
Unrealized (loss) gain on investment securities available for sale, net	(2,494,764)	533,107
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$—	$373,488,036
Other intangible assets acquired	—	28,366,473
Fair value of liabilities assumed	—	(345,948,385)
Total merger consideration	$—	$55,906,124

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
As of June 30, 2017, the Company operates 20 branch offices in Metro Atlanta, the I-85 corridor south to Auburn, Alabama, and the Florida Gulf Coast, including one cashless branch office in Norcross, Georgia. Additionally, on June 1, 2017, the Company announced plans to acquire Resurgens Bancorp ("Resurgens"), the parent company of Resurgens Bank. As of June 30, 2017, Resurgens Bank operated two branches in the Atlanta metro area. The transaction is expected to close in the fourth quarter of fiscal 2017, and is subject to approval by Resurgens' shareholders, receipt of regulatory approvals and other customary closing conditions.

Note 2: Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Charter Financial and the Bank include the accounts of the Company and the Bank as of June 30, 2017 and September 30, 2016 (derived from audited financial statements), and for the three and nine-month periods ended June 30, 2017 and 2016. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three and nine-month period ended June 30, 2017, are not necessarily indicative of the results that may be expected for the entire year or any other interim period.
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

Note 3: Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-09 ("ASU 2017-09"), which is an update to Topic 718, Compensation - Stock Compensation. The update provides guidance on determining which changes to the terms and conditions of share-based payment awards, including stock options, require an entity to apply modification accounting under Topic 718. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management does not currently expect that adoption of this ASU will have a material impact on the Company's results of operations and consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. Amendments in this ASU affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). This amendment shortens the amortization period for certain callable debt securities held at a premium requiring that the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The company is currently evaluating the impact of this ASU on its consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a "current expected credit loss" ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has assembled a transition team to assess the adoption of this ASU, which is in the process of developing a project plan regarding implementation. The team is currently evaluating data and software requirements for implementation, and plans to run parallel models for a year prior to implementation. Management believes it is currently too early to assess any potential financial statement impact from the adoption of this standard.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. During the first quarter of the current fiscal year, the Company early adopted this ASU, with no tax impact in the three months ended June 30, 2017 and a $127,000 reduction in income tax expense for the nine months ended June 30, 2017.
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

Note 4: Business Combinations
Potential acquisition of Resurgens Bancorp
On June 1, 2017, the Company announced its Agreement and Plan of Merger (the "Merger Agreement") to acquire Resurgens Bancorp ("Resurgens") and its wholly-owned subsidiary, Resurgens Bank, a Georgia state chartered banking institution. Resurgens is based in Tucker, Georgia, and operates two branches in DeKalb County. The transaction is projected to close in the fourth quarter of fiscal 2017, and is expected to add $167.0 million of total assets, $135.0 million of gross loans and $138.0 million of total deposits to the Company's balance sheet.
The Company recorded $131 of merger related expenses during the three and nine months ended June 30, 2017.
Acquisition of CBS Financial Corporation
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
The Company recorded $4.2 million of merger-related expenses during the year ended September 30, 2016, including $3.5 million and $4.0 million for the three and nine months ended June 30, 2016. Integration of the acquisition was completed during the fourth quarter of fiscal 2016, and no further merger-related costs have been incurred nor are expected.

Note 5: Investment Securities
Investment securities available for sale are summarized as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$2,449,769	$12,917	$(4,019)	$2,458,667
Collateralized loan obligations	40,045,914	106,038	(112,250)	40,039,702
Mortgage-backed securities:
FHLMC certificates	22,973,795	201,398	(142,095)	23,033,098
FNMA certificates	117,570,560	178,864	(2,165,920)	115,583,504
GNMA certificates	2,521,892	2,682	(6,021)	2,518,553
Private-label mortgage securities: (1)
Investment grade	641,005	—	(26,976)	614,029
Split rating (2)	2,527,324	—	(100,892)	2,426,432
Non-investment grade	1,031,655	—	(51,123)	980,532
Total	$189,761,914	$501,899	$(2,609,296)	$187,654,517
________________________________

(1)	Credit ratings are current as of June 30, 2017.

(2)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$2,483,779	$42,041	$(1,653)	$2,524,167
Collateralized loan obligations	39,748,828	79,464	(121,564)	39,706,728
Mortgage-backed securities:
FHLMC certificates	27,432,208	592,777	—	28,024,985
FNMA certificates	126,292,589	1,213,349	(102,546)	127,403,392
GNMA certificates	1,509,079	3,878	—	1,512,957
Private-label mortgage securities:
Investment grade	847,064	1,100	(36,696)	811,468
Split rating (1)	553,376	—	(5,390)	547,986
Non-investment grade	5,796,816	212,151	(204,363)	5,804,604
Total	$204,663,739	$2,144,760	$(472,212)	$206,336,287
______________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due within one year	$502,127	$501,800
Due from one year to five years	1,673,717	1,684,704
Due after five years	40,319,839	40,311,865
Mortgage-backed securities	147,266,231	145,156,148
Total	$189,761,914	$187,654,517

During the nine months ended June 30, 2017, $19.2 million in investment securities available for sale were called or matured. No investment securities were called or matured during the nine months ended June 30, 2016. Proceeds from sales of investment securities available for sale during the nine months ended June 30, 2017 and 2016, were $2.1 million and $22.0 million, respectively. Gross realized gains on the sale of these securities were $247,780 and $49,144 for the nine months ended June 30, 2017 and 2016, respectively. No gross realized losses were recognized for the nine months ended June 30, 2017, compared to $259 for the nine months ended June 30, 2016.
Investment securities available for sale with an aggregate carrying value of $98.5 million and $103.5 million at June 30, 2017 and September 30, 2016, respectively, were available to be pledged to secure Federal Home Loan Bank (“FHLB”) advances. However, no securities were pledged at either period end to secure FHLB advances.
Investment securities available for sale that had been in a continuous unrealized loss position for less than 12 months at June 30, 2017 and September 30, 2016 are as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$1,337,201	$(4,019)	$1,333,182
Collateralized loan obligations	19,254,866	(112,250)	19,142,616
Mortgage-backed securities:
FHLMC certificates	11,350,938	(142,095)	11,208,843
FNMA certificates	76,692,208	(1,966,737)	74,725,471
GNMA certificates	1,048,147	(6,021)	1,042,126
Collateralized mortgage obligations:
Private-label mortgage securities	111,807	(47)	111,760
Total	$109,795,167	$(2,231,169)	$107,563,998

	September 30, 2016
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$1,025,997	$(1,653)	$1,024,344
Mortgage-backed securities:
FNMA certificates	15,742,485	(71,197)	15,671,288
Private-label mortgage securities	2,487,651	(125,727)	2,361,924
Total	$19,256,133	$(198,577)	$19,057,556
Investment securities available for sale that had been in a continuous unrealized loss position for greater than 12 months at June 30, 2017 and September 30, 2016 are as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FNMA certificates	$18,610,285	$(199,182)	$18,411,103
Private-label mortgage securities	4,088,178	(178,945)	3,909,233
Total	$22,698,463	$(378,127)	$22,320,336

	September 30, 2016
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$15,469,859	$(121,564)	$15,348,295
Mortgage-backed securities:
FNMA certificates	3,923,709	(31,349)	3,892,360
Private-label mortgage securities	2,463,439	(120,722)	2,342,717
Total	$21,857,007	$(273,635)	$21,583,372
At June 30, 2017 the Company had approximately $179,000 of gross unrealized losses on private-label mortgage securities with aggregate amortized cost of approximately $4.1 million. Previously, in fiscal 2011, the Company recognized $380,000 in credit losses on its investment portfolio. During the nine months ended June 30, 2017, the Company sold the private label security that had been other-than-temporarily impaired, and now has no such losses in its portfolio of investment securities available for sale.
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

Note 6: Loans Receivable
Loans outstanding, by portfolio segment, are summarized in the following table:

	June 30, 2017	September 30, 2016

1-4 family residential real estate	$222,904,047	$236,939,555
Commercial real estate	624,925,935	595,157,268
Commercial	79,695,449	71,865,081
Real estate construction	75,940,511	80,500,321
Consumer and other	40,675,492	21,240,512
Total loans, net of acquisition fair value adjustments	1,044,141,434	1,005,702,737
Unamortized loan origination fees, net	(1,233,347)	(1,278,830)
Allowance for loan losses	(10,800,257)	(10,371,416)
Total loans, net	$1,032,107,830	$994,052,491
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
Commercial real estate loans are generally made by the Company to entities in Georgia, Alabama, Florida and adjoining states and are secured by properties in these states. Commercial real estate lending involves additional risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and generally requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2017, approximately 28.9% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.
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
The Company also originates first and second mortgage loans and home equity lines of credit secured by one- to four-family residential properties within Georgia, Alabama and the Florida panhandle. Management currently originates mortgages at all branch locations, but utilizes a centralized processing location to reduce the underwriting risk. The Company originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate conforming loans are generally originated for sale into the secondary market and loans that are non-conforming due to property exceptions and that have adjustable rates are generally retained in the Company’s portfolio. The non-conforming loans originated are not considered to be subprime loans and the amount of subprime and low documentation loans held by the Company is not material. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 80% of the value of the underlying property unless the loan is covered by private mortgage insurance. At June 30, 2017, the Company had $37.9 million of home equity lines of credit and second mortgage loans.
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

Nonaccrual and Past Due Loans. An aging analysis of past due loans, segregated by portfolio segment, at June 30, 2017 and September 30, 2016 was as follows:

	June 30, 2017	September 30, 2016

Current	$1,038,292,111	$998,370,863
Accruing past due loans:
30-89 days past due
1-4 family residential real estate	1,467,642	1,101,667
Commercial real estate	1,719,978	604,724
Commercial	277,949	50,712
Real estate construction	—	—
Consumer and other	543,300	335,062
Total 30-89 days past due	4,008,869	2,092,165
90 days or greater past due (1)
1-4 family residential real estate	291,056	449,901
Commercial real estate	—	929,944
Commercial	—	124,553
Real estate construction	—	—
Consumer and other	—	—
Total 90 days or greater past due	291,056	1,504,398
Total accruing past due loans	4,299,925	3,596,563
Nonaccruing loans: (2)
1-4 family residential real estate	251,400	930,121
Commercial real estate	1,246,746	2,705,439
Commercial	51,252	99,751
Real estate construction	—	—
Consumer and other	—	—
Nonaccruing loans	1,549,398	3,735,311
Total loans	$1,044,141,434	$1,005,702,737
________________________________

(1)
Acquired loans in the amount of $0 and $1.5 million at June 30, 2017 and September 30, 2016, respectively, are regarded as accruing loans and included in this section. These loans which are accounted for under ASC 310-30 are reported as accruing loans because of the ongoing recognition of accretion income established at the time of acquisition.

(2)
Acquired loans in the amount of $1.2 million and $2.5 million at June 30, 2017 and September 30, 2016, respectively, are regarded as accruing loans and excluded from the nonaccrual section due to the ongoing recognition of accretion income established at the time of acquisition.

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

Impaired loans for the periods ended June 30, 2017 and September 30, 2016, segregated by portfolio segment, are presented below. There were $15,057 and $47,955 of recorded allowances for loan losses on impaired loans at June 30, 2017 and September 30, 2016, respectively.

				Three Months Ended June 30, 2017		Nine Months Ended June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized

1-4 family residential real estate	$937,865	$1,116,545	$—	$946,305	$9,252	$954,899	$27,841
Commercial real estate (1)	6,149,005	7,085,303	15,057	6,207,464	63,930	6,253,646	196,188
Commercial	51,252	230,988	—	59,336	—	75,223	—
Real estate construction	—	—	—	—	—	—	—
Consumer and other	29,272	30,592	—	29,682	482	30,791	1,501
Total impaired loans	$7,167,394	$8,463,428	$15,057	$7,242,787	$73,664	$7,314,559	$225,530
________________________________

(1)
Commercial real estate loans with related allowances totaling $15,057 had a recorded investment and unpaid principal balance of $608,531 at June 30, 2017. During the three and nine months ended June 30, 2017, the Company had an average investment in such loans of $614,306 and $625,276, respectively, and recorded $8,797 and $26,872 of interest income on the loans, respectively.

The recorded investment in accruing troubled debt restructured loans (“TDRs”) at June 30, 2017 totaled $5.0 million and is included in the impaired loan table above.

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
For the nine month periods ended June 30, 2017 and 2016, the following table presents a breakdown of the types of concessions determined to be TDRs during the period by loan class.

	Accruing Loans			Nonaccrual Loans
	Nine Months Ended June 30, 2017			Nine Months Ended June 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
1-4 family residential real estate	7	$441,756	$441,756	—	$—	$—
Commercial real estate	2	515,639	515,639	—	—	—
Consumer and other	—	—	—	1	32,138	32,138
Total	9	$957,395	$957,395	1	$32,138	$32,138

	Accruing Loans			Nonaccrual Loans
	Nine Months Ended June 30, 2016			Nine Months Ended June 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
1-4 family residential real estate	1	$26,118	$26,118	—	$—	$—
Commercial real estate	—	—	—	1	271,107	193,500
Total	1	$26,118	$26,118	1	$271,107	$193,500
At June 30, 2017, restructured loans with a modified balance of $5.0 million were accruing and $106,739 were nonaccruing, while restructured loans with a modified balance of $5.0 million were accruing and $1.7 million were nonaccruing at June 30, 2016. As of June 30, 2017, there were no loans that were restructured within the past twelve months and subsequently defaulted. There was one loan in the amount of $108,861 that defaulted within twelve months of its restructure at June 30, 2016.
Acquired Impaired Loans. The following table documents changes in the accretable discount on acquired credit impaired loans during the nine months ended June 30, 2017 and 2016:

	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016

Balance, beginning of period	$462,071	$3,391,288
Loan accretion	(397,685)	(2,551,121)
Balance, end of period	$64,386	$840,167
The following table presents the outstanding balances and related carrying amounts for all purchase credit impaired loans at the periods ended June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016

Unpaid principal balance	$19,164,576	$22,666,947
Carrying amount	17,753,861	21,118,977
Acquired Performing Loans. Included within total loans are acquired performing loans shown net of fair value discounts in the amount of $220.5 million and $286.1 million at June 30, 2017 and September 30, 2016, respectively. These fair value discounts are being amortized over the remaining lives of the respective loans and totaled $1.8 million and $2.6 million at June 30, 2017 and September 30, 2016, respectively.
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
The following table presents the risk grades of the loan portfolio, segregated by class of loans:
June 30, 2017

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$221,617,687	$583,695,622	$79,170,736	$75,940,511	$40,614,936	$1,001,039,492
Special Mention (5)	—	15,598,480	66,163	—	—	15,664,643
Substandard (6)	1,286,360	25,631,833	458,550	—	60,556	27,437,299
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total loans	$222,904,047	$624,925,935	$79,695,449	$75,940,511	$40,675,492	$1,044,141,434
September 30, 2016

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$231,606,989	$552,056,562	$71,053,118	$79,347,882	$21,171,121	$955,235,672
Special Mention (5)	1,314,543	11,699,353	73,878	38,159	—	13,125,933
Substandard (6)	4,018,023	31,401,353	738,085	1,114,280	69,391	37,341,132
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total loans	$236,939,555	$595,157,268	$71,865,081	$80,500,321	$21,240,512	$1,005,702,737
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
The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time. During the current quarter and the prior fiscal year, the Company made minor refinements to the qualitative risk factors but no significant changes to its allowance methodology. The adjustments in the Company's methodology were not material to the overall allowance or provision for the three and nine months ended June 30, 2017 or for the fiscal year ended September 30, 2016.
An unallocated allowance is generally maintained in a range of 4% to 12% of the total allowance in recognition of the imprecision of the estimates and other factors. In times of greater economic downturn and uncertainty, the higher end of this range is provided.
The Company recorded net recoveries of $1.3 million during the nine months ended June 30, 2017. With asset quality remaining strong, and the continued trend of net recoveries, the Company recorded a negative provision of $900,000 during the nine months ended June 30, 2017 in order to adjust the allowance for loan losses to the level estimated by applying our allowance methodology. A negative provision of $250,000 was recorded during the fiscal year ended September 30, 2016, while a negative provision of $100,000 was recorded during the nine months ended June 30, 2016.
The following tables present an analysis of the allowance for loan losses by portfolio segment and changes in the allowance for loan losses for the three and nine months ended June 30, 2017 and 2016. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated, as well as loans acquired with deteriorated credit quality.

	Three Months Ended June 30, 2017
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$789,773	$7,294,255	$715,660	$403,180	$194,261	$1,107,409	$10,504,538
Charge-offs	—	(63,554)	—	—	(9,886)	—	(73,440)
Recoveries	4,785	162,795	197,488	—	4,091	—	369,159
Provision	(58,133)	31,328	(92,485)	201	44,360	74,729	—
Ending balance	$736,425	$7,424,824	$820,663	$403,381	$232,826	$1,182,138	$10,800,257

	Three Months Ended June 30, 2016
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$835,155	$6,815,627	$618,820	$567,977	$53,948	$958,972	$9,850,499
Charge-offs	—	(3,048)	—	—	(3,930)	—	(6,978)
Recoveries	10,109	138,308	220,699	—	5,126	—	374,242
Provision	(79,819)	7,400	(208,126)	145,080	(1,755)	37,220	(100,000)
Ending balance	$765,445	$6,958,287	$631,393	$713,057	$53,389	$996,192	$10,117,763

	Nine Months Ended June 30, 2017
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$779,288	$7,346,130	$600,258	$516,556	$79,140	$1,050,044	$10,371,416
Charge-offs	(92,136)	(112,651)	—	—	(21,690)	—	(226,477)
Recoveries	142,205	917,220	468,657	—	27,236	—	1,555,318
Provision	(92,932)	(725,875)	(248,252)	(113,175)	148,140	132,094	(900,000)
Ending balance	$736,425	$7,424,824	$820,663	$403,381	$232,826	$1,182,138	$10,800,257

	Nine Months Ended June 30, 2016
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$708,671	$7,787,165	$473,342	$503,112	$16,222	$—	$9,488,512
Charge-offs	(53,620)	(135,983)	(25,131)	—	(11,529)	—	(226,263)
Recoveries	90,803	318,749	522,930	5,000	18,032	—	955,514
Provision (1)	19,591	(1,011,644)	(339,748)	204,945	30,664	996,192	(100,000)
Ending balance	$765,445	$6,958,287	$631,393	$713,057	$53,389	$996,192	$10,117,763

	Balance at June 30, 2017
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$15,057	$—	$—	$—	$—	$15,057
Other loans not individually evaluated	736,425	7,409,767	820,663	403,381	232,826	1,182,138	10,785,200
Ending balance	$736,425	$7,424,824	$820,663	$403,381	$232,826	$1,182,138	$10,800,257
Loans:
Amounts collectively evaluated for impairment	$219,811,362	$606,795,398	$76,026,688	$75,940,511	$40,646,220		$1,019,220,179
Amounts individually evaluated for impairment	937,865	6,149,005	51,252	—	29,272		7,167,394
Amounts related to loans acquired with deteriorated credit quality	2,154,820	11,981,532	3,617,509	—	—		17,753,861
Ending balance	$222,904,047	$624,925,935	$79,695,449	$75,940,511	$40,675,492		$1,044,141,434

	Balance at September 30, 2016
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$47,955	$—	$—	$—	$—	$47,955
Other loans not individually evaluated	779,288	7,298,175	600,258	516,556	79,140	1,050,044	10,323,461
Ending balance	$779,288	$7,346,130	$600,258	$516,556	$79,140	$1,050,044	$10,371,416
Loans:
Amounts collectively evaluated for impairment	$232,761,343	$573,936,063	$67,825,557	$80,500,321	$21,240,512		$976,263,796
Amounts individually evaluated for impairment	1,042,504	7,177,709	99,751	—	—		8,319,964
Amounts related to loans acquired with deteriorated credit quality	3,135,708	14,043,496	3,939,773	—	—		21,118,977
Ending balance	$236,939,555	$595,157,268	$71,865,081	$80,500,321	$21,240,512		$1,005,702,737
Included within the above loan amounts are acquired loans, both performing and purchased credit impaired, which are shown net of fair value discounts. The total acquired net loan amounts reflected in the above tables were $238.2 million and $306.8 million at June 30, 2017 and September 30, 2016, respectively. The total remaining fair value discounts related to the acquired loans totaled $1.8 million and $3.1 million at June 30, 2017 and September 30, 2016, respectively.

Note 7: Income Per Share
Basic net income per share for the three and nine months ended June 30, 2017 and 2016 was computed by dividing net income to common shareholders by the weighted average number of shares of common stock outstanding, which consists of issued shares less unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted shares.
Diluted net income per share for the three and nine months ended June 30, 2017 and 2016 was computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options and unvested restricted shares, determined using the treasury stock method.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$3,513,850	$1,295,235	$11,876,312	$8,052,602
Denominator:
Weighted average common shares outstanding	14,353,082	14,184,675	14,293,859	14,433,345
Common stock equivalents	903,541	657,139	903,541	657,139
Diluted shares	15,256,623	14,841,814	15,197,400	15,090,484
Net income per share:
Basic	$0.24	$0.09	$0.83	$0.56
Diluted	$0.23	$0.09	$0.78	$0.53
For the three and nine months ended June 30, 2017 and 2016 there were 696,095 and 402,192, respectively, of dilutive stock options. Additionally, for the three and nine months ended June 30, 2017 and 2016, there were 207,446 and 254,947 shares, respectively, of dilutive unvested restricted stock. There were no shares which were subject to options issued with exercise prices in excess of the average market value per share during the period ended June 30, 2017, while 73,000 shares were issued with exercise prices in excess of the market value per share for the same period in 2016.

Note 8: Employee Benefits
The Company has a 2002 stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. For options granted under the 2002 stock option plan, when granted, the options vest over periods of up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or non-qualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 882,876 shares for the plan, of which 184,656 have been issued or retired upon the exercise of the option granted under the plan, 533,581 are granted and outstanding and no shares are available to be granted at June 30, 2017 within this plan. All share and share amounts related to employee benefits have been updated to reflect the completion of the second-step conversion on April 8, 2013 at a conversion ratio of 1.2471. As of June 30, 2017, 618,783 shares have vested under this plan. During the nine months ended June 30, 2017, 42,402 options from this plan vested.
In addition to the plan above, on December 19, 2013, the Company's stockholders approved the 2013 Equity Incentive Plan, which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest from one year to five years from grant date or upon death or disability. All options must be exercised within a 10-year period from the grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or non-qualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 1,428,943 shares for the plan, of which 5,000 were retired and 1,075,680 were granted and outstanding as of June 30, 2017, with the remaining 348,263 shares available to be granted at June 30, 2017. During the nine months ended June 30, 2017, 206,935 options from this plan vested. As of June 30, 2017, 595,605 shares have vested under this plan.
The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)

Options outstanding – September 30, 2016	1,693,968	$10.14	6
Options exercised	(75,006)	8.46	3
Options forfeited	(9,701)	11.13	6
Options granted	—	—	0
Options outstanding – June 30, 2017	1,609,261	$10.21	5
Options exercisable – June 30, 2017	1,104,738	$9.78	5
The stock price at June 30, 2017 was greater than the exercise prices on 1,609,261 options outstanding and therefore had an intrinsic value of $12,529,705. The total intrinsic value of all 1,104,738 shares exercisable at June 30, 2017 was $9,077,479.

Stock option expense was $248,337 and $245,310 for the nine months ended June 30, 2017 and 2016, respectively. The following table summarizes information about the options outstanding at June 30, 2017:

Number of options outstanding at June 30, 2017	Remaining contractual life in years	Exercise price per share

299,648	2	$8.82
162,372	3	$8.18
60,337	3	$7.22
6,236	4	$7.34
4,988	5	$7.79
971,680	7	$10.89
30,000	8	$12.66
3,000	9	$13.16
68,000	9	$13.31
3,000	9	$13.30
1,609,261
In addition to the above, the Company implemented the Charter Financial Corporation 2013 Equity Incentive Plan as described above, which has 571,577 shares authorized, and the Company has granted 366,592 shares of restricted stock to key employees and directors, including 6,500 during the current year. During the nine months ended June 30, 2017, 72,015 shares vested. The remaining 204,985 shares are available to be granted at June 30, 2017.

	Shares	Weighted average grant date fair value per award

Unvested restricted stock awards - September 30, 2016	216,062	$10.89
Granted	6,500	18.06
Vested	72,015	10.89
Canceled or expired	—	—
Unvested restricted stock awards – June 30, 2017	150,547	$11.20
Grants subsequent to December 1, 2013 will be expensed to the scheduled vesting.

Note 9: Commitments and Contingent Liabilities
In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At June 30, 2017, commitments to extend credit and standby letters of credit totaled $175.2 million. The Company does not anticipate any material losses as a result of these transactions.
In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management, none of these matters should have a material adverse effect on the Company’s financial position or results of operation.

Note 10: Fair Value of Financial Instruments and Fair Value Measurement
Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1- Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date; Level 2- Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data; Level 3- Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the three and nine months ended June 30, 2017, there were no transfers between levels.
All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. These securities are priced via independent service providers. In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values.
At June 30, 2017, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of state and municipal securities, collateralized loan obligations (“CLO”), mortgage-backed securities and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. These are inputs used by a third-party pricing service used by the Company. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.
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
Assets and Liabilities Measured on a Recurring Basis:
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	June 30, 2017
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
State and municipal securities	$2,458,667	$—	$2,458,667	$—
Collateralized loan obligations	40,039,702	—	40,039,702	—
Mortgage-backed securities:
FHLMC certificates	23,033,098	—	23,033,098	—
FNMA certificates	115,583,504	—	115,583,504	—
GNMA certificates	2,518,553	—	2,518,553	—
Private-label mortgage securities:
Investment grade	614,029	—	614,029	—
Split rating (1)	2,426,432	—	2,426,432	—
Non-investment grade	980,532	—	980,532	—
Total investment securities available for sale	187,654,517	—	187,654,517	—
Mortgage servicing rights	1,231,225	—	1,231,225	—
Assets held for sale	712,300	—	—	712,300
Total recurring assets at fair value	$189,598,042	$—	$188,885,742	$712,300
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2016
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
State and municipal securities	$2,524,167	$—	$2,524,167	$—
Collateralized loan obligations	39,706,728	—	39,706,728	—
Mortgage–backed securities:
FHLMC certificates	28,024,985	—	28,024,985	—
FNMA certificates	127,403,392	—	127,403,392	—
GNMA certificates	1,512,957	—	1,512,957	—
Private-label mortgage securities:
Investment grade	811,468	—	811,468	—
Split rating (1)	547,986	—	547,986	—
Non-investment grade	5,804,604	—	5,804,604	—
Total investment securities available for sale	206,336,287	—	206,336,287	—
Mortgage servicing rights	820,557	—	820,557	—
Assets held for sale	975,300	—	—	975,300
Total recurring assets at fair value	$208,132,144	$—	$207,156,844	$975,300
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

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
A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis is as follows:

	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016

Fair value, beginning balance	$975,300	$1,657,084
Sales	(263,000)	(356,780)
Valuation loss recognized in noninterest expense	—	(325,004)
Fair value, ending balance	$712,300	$975,300

Assets and Liabilities Measured on a Nonrecurring Basis:
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Impaired loans	$2,186,163	$—	$—	$2,186,163
Other real estate owned	1,937,613	—	—	1,937,613
September 30, 2016
Impaired loans	$2,875,691	$—	$—	$2,875,691
Other real estate owned	2,706,461	—	—	2,706,461
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
The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at June 30, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	General Range (Discount)			Weighted Average Discount
Impaired Loans	$2,186,163	Property appraisals	Management discount for property type and recent market volatility	9%	—	77%	38%
OREO	$1,937,613	Property appraisals	Management discount for property type and recent market volatility	9%	—	55%	25%
Assets Held for Sale	$712,300	Valuation analysis	Management discount for property type and recent market volatility	0%	—	53%	42%

Included in the Company's portfolio of other real estate owned is approximately $714,000 and $618,000 of foreclosed residential real estate property at June 30, 2017 and September 30, 2016, respectively. The Company had $0 in consumer mortgage loans collateralized by residential real estate in the process of foreclosure at June 30, 2017, while $536,000 in consumer mortgage loans collateralized by residential real estate were in the process of foreclosure at September 30, 2016.
Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of June 30, 2017 and September 30, 2016.
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
COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at June 30, 2017 and at September 30, 2016, the fair value of these commitments is not presented.
Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of June 30, 2017 and September 30, 2016 is summarized below:

	June 30, 2017
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$120,144,014	$120,144,014	$120,144,014	$—	$—
Certificates of deposit held at other financial institutions	7,767,710	7,767,710	—	7,767,710	—
Investments available for sale	187,654,517	187,654,517	—	187,654,517	—
FHLB stock	3,484,600	3,484,600	—	3,484,600	—
Restricted securities, at cost	279,000	279,000	—	279,000	—
Loans receivable, net	1,032,107,830	1,022,464,795	—	—	1,022,464,795
Loans held for sale	2,029,228	2,064,880	—	2,064,880	—
Mortgage servicing rights	1,231,225	1,231,225	—	1,231,225	—
Assets held for sale	712,300	712,300	—	—	712,300
Accrued interest and dividends receivable	3,574,445	3,574,445	—	581,110	2,993,335
Financial liabilities:
Deposits	$1,194,253,739	$1,196,958,462	$—	$1,196,958,462	$—
FHLB advances	50,000,000	51,217,958	—	51,217,958	—
Floating rate junior subordinated debt	6,690,372	6,690,372	—	6,690,372	—
Accrued interest payable	508,405	508,405	—	508,405	—

	September 30, 2016
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$91,849,499	$91,849,499	$91,849,499	$—	$—
Certificates of deposit held at other financial institutions	14,496,410	14,496,410	—	14,496,410	—
Investments available for sale	206,336,287	206,336,287	—	206,336,287	—
FHLB stock	3,361,800	3,361,800	—	3,361,800	—
Restricted securities, at cost	279,000	279,000	—	279,000	—
Loans receivable, net	994,052,491	994,739,059	—	—	994,739,059
Loans held for sale	2,941,982	2,991,756	—	2,991,756	—
Mortgage servicing rights	820,557	820,557	—	820,557	—
Assets held for sale	975,300	975,300	—	—	975,300
Accrued interest and dividends receivable	3,442,051	3,442,051	—	611,010	2,831,041
Financial liabilities:
Deposits	$1,161,843,586	$1,165,687,674	$—	$1,165,687,674	$—
FHLB advances	50,000,000	52,282,107	—	52,282,107	—
Floating rate junior subordinated debt	6,587,549	6,587,549	—	6,587,549	—
Accrued interest payable	709,629	709,629	—	709,629	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended June 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.
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
Net income was $3.5 million and $11.9 million for the three and nine months ended June 30, 2017, respectively, compared to $1.3 million and $8.1 million for the three and nine months ended June 30, 2016, respectively.
Atlanta Metro Expansion
On June 1, 2017, the Company took its next step in its Atlanta Metro expansion strategy by announcing its Agreement and Plan of Merger (the "Merger Agreement") with Resurgens Bancorp ("Resurgens"), the parent company of Resurgens Bank. Resurgens operates two branches in Tucker and Decatur, Georgia, inside the I-285 loop, a key expansion target for the Company. The transaction, which is subject to regulatory and Resurgens shareholder approval, is expected to close during the fourth quarter of fiscal 2017, and is expected to complement the Company's prior moves into the market area, including the 2007 Norcross loan processing office opening, the 2009 and 2010 FDIC-assisted acquisitions of Neighborhood Community Bank ("NCB") and McIntosh Commercial Bank ("MCB"), the April 2016 CBS Financial Corporation ("CBS") acquisition and the January 2017 Buckhead branch opening. These nine branches now account for $533.4 million of our $1.0 billion in gross loans and $578.2 million of our $1.2 billion in total deposits as of June 30, 2017. The Resurgens acquisition will be the seventh we have completed since 1999, and the fifth since 2009.
Following the CBS acquisition on April 15, 2016, which brought in $376.4 million of total assets, $300.8 million of total loans and $333.7 million of total deposits to the Company's balance sheet, approximately 51% of the Company's loans and 48% of deposits were in the Atlanta Metropolitan Statistical Area ("MSA"), which encompasses the immediate Atlanta Metro area. Should the Company complete the Resurgens acquisition, which is expected to add $167.0 million of total assets, $135.0 million of gross loans and $138.0 million of total deposits to the Company's balance sheet, we project that 56% of our loans and 54% of our deposits will come from the MSA. This mix should provide further opportunities for growth and expansion throughout the demographically desirable Metro Atlanta market.
Leveraging our capital and operational structure through strategic acquisitions has been a cornerstone of our growth strategy, especially since our stock conversion completed in April 2013. The flexibility brought on by that capital infusion has allowed us to transition from a traditional thrift balance sheet with a stock driven largely by book value to a bank-like balance sheet with a stock driven largely by earnings as we've expanded our footprint to several thriving, new markets. We will continue to seek growth opportunities, whether through acquisitions or organic growth, as we attempt to maximize shareholder value.

Critical Accounting Policies
Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, the Company considers its critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, real estate owned, goodwill and other intangible assets, deferred income taxes, and estimation of fair value. There have been no material changes in our critical accounting policies during the nine months ended June 30, 2017.

Comparison of Financial Condition at June 30, 2017 and September 30, 2016
Assets. Total assets increased $41.7 million to $1.5 billion at June 30, 2017. This increase in assets was due primarily to a surge in retail deposits during the first two quarters of fiscal 2017 as a result of our efforts to increase transaction accounts and the corresponding cash increase, along with increased loan balances. Net loans increased $38.1 million, or 3.8%, to $1.0 billion at June 30, 2017, from $994.1 million at September 30, 2016.
Cash and cash equivalents. Cash and cash equivalents increased $28.3 million to $120.1 million at June 30, 2017, up from $91.8 million at September 30, 2016. This increase was primarily due to a $32.4 million increase in deposits and a combined $34.8 million in principal collections, sales and calls of investment securities available for sale, partially offset by outlays of cash of $20.3 million to purchase investment securities available for sale as well as our increased loan balances.
Loans. At June 30, 2017, net loans were $1.0 billion, or 69.7% of total assets, compared with $994.1 million, or 69.1% of total assets, at September 30, 2016. The increase of $38.1 million, or 3.8%, was attributable in part to an increase of $29.8 million in commercial real estate loans, as well as $23.8 million of purchases of manufactured housing loans from a national lender during the nine months ended June 30, 2017.
________________________________
Loans are shown net of deferred loan fees, allowance for loan losses, nonaccretable differences and accretable discounts.

Investment Securities Portfolio. At June 30, 2017, our investment securities portfolio totaled $187.7 million, compared to $206.3 million at September 30, 2016. The decrease was attributable to $13.5 million in principal paydowns, $19.2 million in maturities or calls, $2.1 million in sales and a $3.8 million decrease in unrealized gains on available for sale securities. These decreases were offset partially by the purchase of $20.3 million in securities during the first nine months of fiscal 2017.
During fiscal 2016 and the first nine months of fiscal 2017, we have had no additional other-than-temporary impairment charges on non-agency collateralized mortgage backed securities. Through March 31, 2017, we had recorded a cumulative $380,000 of other-than-temporary impairment charges with respect to one private label security. That security was sold during the nine months ended June 30, 2017, leaving no other-than-temporary impairment in the Company's portfolio of investment securities available for sale.

Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us noninterest income that is non-taxable. The total cash surrender values of bank owned life insurance policies at June 30, 2017 and September 30, 2016 were $50.2 million and $49.3 million, respectively.
Deposits. Total deposits increased $32.4 million to $1.2 billion at June 30, 2017. The increase was attributable to a surge in deposits during the first two quarters of fiscal 2017. Transaction accounts increased by $32.8 million, reflecting our successful efforts over recent years to increase our checking accounts, while retail certificates of deposit increased $4.1 million during the nine months ended June 30, 2017. Money market accounts decreased $6.1 million. At June 30, 2017, $1.1 billion of deposits were retail deposits. We currently have $36.8 million of deposits classified as wholesale deposits, most of which are brokered deposits, with others from an internet funding service assumed in the CBS acquisition. The following table shows deposit fees earned and deposit balances by category for the quarter end periods indicated:

		Deposit Balances
	Deposit & Bankcard Fees	Checking	Savings	Money Market	Total Core Deposits (1)	Retail Certificates of Deposit	Wholesale Certificates of Deposit	Total Deposits
		(dollars in thousands)
June 30, 2017	$3,415	$510,810	$65,430	$236,785	$813,025	$344,424	$36,805	$1,194,254
March 31, 2017	3,067	513,294	64,868	242,375	820,536	344,401	36,793	1,201,730
December 31, 2016	3,170	481,841	61,300	265,316	808,457	341,108	36,782	1,186,347
September 30, 2016	3,179	478,028	63,824	242,853	784,705	340,362	36,777	1,161,844
June 30, 2016	3,110	472,123	62,810	247,165	782,098	336,394	36,753	1,155,245
March 31, 2016	2,809	353,834	54,317	146,109	554,260	206,832	30,600	791,692
December 31, 2015	2,898	331,570	50,017	131,997	513,584	200,061	30,589	744,234
September 30, 2015	2,767	327,373	50,566	127,215	505,154	198,124	35,577	738,855
June 30, 2015	2,679	328,961	51,292	125,468	505,721	197,750	30,767	734,238
__________________________________

(1)	Non-GAAP financial measure. See Non-GAAP Financial Measures for more information.
Borrowings. Our borrowings consist of advances from the FHLB of Atlanta as well as floating rate junior subordinated debt assumed in the acquisition of CBS. FHLB borrowings totaled $50.0 million at both June 30, 2017 and September 30, 2016, respectively.
Based upon actual collateral pledged, excluding cash, additional advances of $66.5 million were available along with securities available for sale with lendable collateral value of $95.7 million that were also available to be pledged at June 30, 2017.
At June 30, 2017, approximately $72.4 million of credit was available to us at the Federal Reserve Bank of Atlanta based on loan collateral pledged. The line of credit at the Federal Reserve Bank of Atlanta was not used other than during periodic testing to ensure the line was functional.
Floating rate junior subordinated debt assumed in the CBS acquisition totaled $9.3 million, with purchase accounting discounts reducing the book value to $6.7 million and $6.6 million at June 30, 2017 and September 30, 2016, respectively.
Stockholders’ Equity. At June 30, 2017, total stockholders’ equity totaled $212.1 million, or $14.03 per net share, an $8.9 million increase from September 30, 2016 due to $11.9 million of net income and a $684,000 increase from the release of the Company's ESOP shares, as well as $594,000 of stock option exercises. These increases were partially offset by a $2.5 million decrease in other comprehensive income on the Company's portfolio of investment securities available for sale during the nine months ended June 30, 2017, as well as $2.6 million of dividends paid. Tangible book value, a non-GAAP measure (see Non-GAAP Financial Measures for further information), increased to $11.92 per share at June 30, 2017 compared with $11.36 per share at September 30, 2016.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and June 30, 2016
General. Net income increased $2.2 million to $3.5 million for the quarter ended June 30, 2017 from $1.3 million for the quarter ended June 30, 2016. The increase was primarily due to $3.5 million of deal costs related to the acquisition of CBS during the prior-year quarter, as well as an increase of $305,000 in deposit and bankcard fees. Net interest income decreased $95,000 due to a decline of $1.1 million, or 86.5%, in accretion of acquired loan discounts for the three months ended June 30, 2017 to $173,000 compared with $1.3 million during the prior-year quarter.

Interest Income. Total interest income decreased $7,000, or 0.1%, to $13.6 million for the quarter ended June 30, 2017. This decrease was entirely attributable to a $1.1 million decrease in accretion of acquired loan discounts during the current-year period. The decrease was almost entirely offset by increases of $818,000, $190,000, and $114,000 in loans receivable income excluding accretion, a non-GAAP measure (see Non-GAAP Financial Measures for further information), interest-earning deposits in other financial institutions and income on taxable investment securities, respectively. The average balance of loans receivable for the three months ended June 30, 2017 increased $59.1 million to $1.0 billion, compared with $966.4 million in the prior-year period, primarily attributable to legacy loan growth in the last two quarters, as well as the acquisition of CBS, which brought in $300.8 million of net loans to the Company's portfolio early in the three months ended June 30, 2016. Yield on loans fell 41 basis points to 4.79% during the three months ended June 30, 2017, compared to 5.20% during the prior-year period primarily due to the drop in accretion of acquired loan discounts.
The table below shows acquired loan discount accretion included in income over the past five years and for the quarters ended June 30, 2017, March 31, 2017, and December 31, 2016, and the remaining discount to be recognized as of June 30, 2017:

	Loan Accretion (Amortization)
	2012	2013	2014	2015	2016	1Q 2017	2Q 2017	3Q 2017	Remaining
	(in thousands)
NCB	$751	$844	$239	$68	$—	$—	$—	$—	$—
MCB	3,740	3,086	3,110	2,621	751	—	—	—	—
FNB	4,497	4,993	3,245	3,256	2,250	192	130	75	64
CBS	—	—	—	—	1,370	532	228	98	1,775
Total	8,988	8,923	6,594	5,945	4,371	724	358	173	1,839
Amortization (1)	—	—	(3,507)	(2,387)	—	—	—	—	—
Net	$8,988	$8,923	$3,087	$3,558	$4,371	$724	$358	$173	$1,839
__________________________________

(1)
Based on revised estimated cash flows related to previously covered loans, $2.4 million of the FDIC indemnification asset was amortized as an offset to loan interest income in the year ended September 30, 2015 and $3.5 million in the year ended September 30, 2014. Loss share agreements with the FDIC were terminated in the fourth quarter of fiscal 2015.

Interest on taxable investment securities, which consisted of taxable state and municipal securities, CLOs, mortgage-backed securities and private-label mortgage securities, increased $114,000 to $1.0 million for the quarter ended June 30, 2017 from $922,000 for the quarter ended June 30, 2016. This increase was primarily attributable to an increase of $16.1 million in the average balance of taxable securities, along with an increase of six basis points in the yield on such securities. Interest on nontaxable investment securities, which consisted of nontaxable state and municipal securities, was $5,000 for the quarter ended June 30, 2017, compared to $7,000 for the prior-year quarter, as the average balance of such securities declined $830,000.
Interest on interest-bearing deposits in other financial institutions increased $190,000 to $236,000 for the quarter ended June 30, 2017, compared to the same period in 2016 due to a $48.5 million increase in the average balance of such deposits combined with the Federal Reserve's decision to increase interest rates in December 2015, December 2016, and March 2017.
Interest on certificates of deposits held at other financial institutions was $31,000 during the quarter ended June 30, 2017, compared to $54,000 during the prior-year quarter due to a drop of $10.4 million in the average balance of such deposits.

The following table shows selected average yield and cost information for the quarter end periods indicated:

	Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016

Yield on loans	4.79%	4.74%	5.01%	5.07%	5.20%
Yield on securities	2.20%	2.25%	2.24%	2.21%	2.13%
Yield on assets	4.10%	4.02%	4.21%	4.33%	4.48%

Cost of deposits	0.47%	0.46%	0.46%	0.46%	0.43%
Cost of CDs	0.91%	0.89%	0.89%	0.87%	0.79%
Cost of interest bearing checking	0.16%	0.15%	0.14%	0.15%	0.12%
Cost of bank rewarded checking	0.20%	0.19%	0.20%	0.19%	0.20%
Cost of savings	0.04%	0.04%	0.04%	0.04%	0.06%
Cost of MMDA	0.30%	0.30%	0.30%	0.30%	0.31%
Cost of borrowings	2.62%	2.90%	3.10%	3.10%	3.54%
Cost of subordinated debt	7.74%	7.45%	7.32%	7.18%	7.53%
Cost of liabilities	0.62%	0.62%	0.63%	0.63%	0.63%

Loan/deposit spread	4.32%	4.28%	4.55%	4.61%	4.77%
Asset/liability spread	3.48%	3.40%	3.58%	3.70%	3.85%
Interest Expense. Total interest expense increased $88,000 to $1.6 million for the quarter ended June 30, 2017, compared to $1.6 million for the prior year quarter. While the cost of interest-bearing liabilities fell by one basis point during the three months ended June 30, 2017, the average balances increased $76.0 million to $1.1 billion compared to the prior year quarter. Both increases were largely attributable to the acquisition of CBS.
Interest expense on deposits increased $205,000, or 21.0%, to $1.2 million for the quarter ended June 30, 2017, compared to $978,000 for the quarter ended June 30, 2016. The increase was primarily due to a $78.0 million, or 8.5%, increase in average interest-bearing deposits as a result of the CBS acquisition and the Company's surge in legacy deposits during the first two quarters of the current fiscal year. The average balance on certificates of deposit increased $32.1 million, or 9.2%, for the quarter ended June 30, 2017, while the cost of CDs increased $174,000, or 25.1%, to $868,000 for the quarter ended June 30, 2017, from $694,000 for the quarter ended June 30, 2016. Interest expense on FHLB advances decreased $142,000 to $328,000 for the quarter ended June 30, 2017 compared to $470,000 for the quarter ended June 30, 2016, due to the renegotiation of a $25.0 million advance from 4.30% to 3.43% in March of 2017, as well as the expiration in May 2016 of a $25.0 million advance costing 4.33% which was extended for an additional five years at 1.76%. Interest expense on the Company's floating rate junior subordinated debt, which was assumed in the CBS acquisition, was $129,000 for the quarter ended June 30, 2017, at an average cost of 7.74%, compared to $104,000, or 7.53%, during the prior-year quarter.
Net Interest Income. Net interest income decreased $95,000, or 0.8%, to $12.0 million for the quarter ended June 30, 2017, from $12.1 million for the quarter ended June 30, 2016. The net decrease was due to a decrease in accretion of acquired loan discounts of $1.1 million in the current year quarter and a $205,000 increase in interest expense on deposits, offset partially by an increase in loans receivable income excluding accretion of $818,000 to $12.1 million and a decrease of $142,000 in the cost of FHLB borrowings during the current-year quarter. Additionally, the year over year increase in average loans of $59.1 million, resulting largely from organic loan growth in the current year, combined with increased balances from the CBS acquisition in the same quarter last year, contributed to the increase in net interest income.
Despite an increase of $76.0 million, or 7.8%, in the average balance of interest-bearing liabilities during the quarter ended June 30, 2017 compared to the prior year period, total interest expense increased only 5.7%. The average balance of interest-bearing deposits increased $78.0 million compared to the prior-year period, reflecting the deposits assumed in the acquisition of CBS as well as the Company's surge in legacy deposits during the first two quarters of the current fiscal year. As the table below indicates, our net interest margin decreased 37 basis points to 3.60% for the quarter ended June 30, 2017 from 3.97% for the prior year quarter, primarily due to the drop in accretion of acquired loan discounts, while our net interest rate spread decreased 36 basis points to 3.48% for the third quarter of fiscal 2017 from 3.84% for the third quarter of fiscal 2016. Additionally, net interest margin excluding the effects of purchase accounting was 3.55% for the quarter ended June 30, 2017 compared to 3.53% for the quarter ended June 30, 2016. At June 30, 2017, there was $1.8 million of discount remaining to accrete into interest income over the remaining life of the acquired loans. Of that balance, $64,000 relating to the acquisition of the First National Bank of Florida

("FNB"), pursuant to a loss-share agreement with the FDIC, will be accreted into income next quarter, while $1.8 million related to the acquisition of CBS will be accreted into income over the remaining lives of the loans.

	For the Three Months Ended June 30,
	2017			2016
	Average Balance	Interest	Average Yield/Cost (10)	Average Balance	Interest	Average Yield/Cost (10)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$102,944	$236	0.92%	$54,423	$47	0.35%
Certificates of deposit held at other financial institutions	9,021	31	1.37	19,404	54	1.12
FHLB common stock and other equity securities	3,485	40	4.58	3,442	38	4.46
Taxable investment securities	188,138	1,037	2.20	172,065	922	2.14
Nontaxable investment securities (1)	1,579	5	1.16	2,409	7	1.11
Restricted securities	279	3	4.09	236	3	4.24
Loans receivable (1)(2)(3)(4)	1,025,454	12,103	4.72	966,375	11,285	4.67
Accretion, net, of acquired loan discounts (5)		173	0.07		1,278	0.53
Total interest-earning assets	1,330,900	13,628	4.10	1,218,354	13,634	4.48
Total noninterest-earning assets	139,050			145,454
Total assets	$1,469,950			$1,363,808
Liabilities and Equity:
Interest-bearing liabilities:
Interest bearing checking	$254,983	$104	0.16%	$229,650	$72	0.12%
Bank rewarded checking	54,845	27	0.20	50,188	25	0.20
Savings accounts	65,036	6	0.04	61,364	9	0.06
Money market deposit accounts	240,561	178	0.30	228,316	178	0.31
Certificate of deposit accounts	381,863	868	0.91	349,773	694	0.79
Total interest-bearing deposits	997,288	1,183	0.47	919,291	978	0.43
Borrowed funds	50,000	328	2.62	53,101	470	3.54
Floating rate junior subordinated debt	6,668	129	7.74	5,516	104	7.53
Total interest-bearing liabilities	1,053,956	1,640	0.62	977,908	1,552	0.63
Noninterest-bearing deposits	187,354			171,913
Other noninterest-bearing liabilities	17,345			15,390
Total noninterest-bearing liabilities	204,699			187,303
Total liabilities	1,258,655			1,165,211
Total stockholders' equity	211,295			198,597
Total liabilities and stockholders' equity	$1,469,950			$1,363,808
Net interest income		$11,988			$12,082
Net interest-earning assets (6)		$276,944			$240,446
Net interest rate spread (7)			3.48%			3.84%
Net interest margin (8)			3.60%			3.97%
Net interest margin, excluding the effects of purchase accounting (9)			3.55%			3.53%
Ratio of average interest-earning assets to average interest-bearing liabilities			126.28%			124.59%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion on acquired loans.

(5)	Accretion of accretable purchase discount on loans acquired.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)
Net interest margin, excluding the effects of purchase accounting, a non-GAAP measure (See Non-GAAP Financial Measures for further information), represents net interest income excluding accretion of acquired loan discounts as a percentage of average net interest earning assets excluding loan accretable discounts in the amount of $2.0 million and $4.7 million for the three months ended June 30, 2017 and June 30, 2016, respectively.

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

	For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$42	$78	$69	$189
Certificates of deposit held at other financial institutions	$(29)	$13	$(7)	$(23)
FHLB common stock and other equity securities	—	1	1	2
Taxable investment securities	86	25	4	115
Nontaxable investment securities	(2)	—	—	(2)
Restricted securities	1	(1)	—	—
Loans receivable	768	(994)	(61)	(287)
Total interest-earning assets	$866	$(878)	$6	$(6)
Interest Expense:
Checking accounts	$10	$21	$3	$34
Savings accounts	1	(3)	(1)	(3)
Money market deposit accounts	10	(9)	(1)	—
Certificate of deposit accounts	64	101	9	174
Total interest-bearing deposits	85	110	10	205
Borrowed funds	(27)	(123)	8	(142)
Floating rate junior subordinated debt	22	3	—	25
Total interest-bearing liabilities	$80	$(10)	$18	$88
Net change in net interest income	$786	$(868)	$(12)	$(94)
Provision for Loan Losses. No provision for loan losses was recorded in the quarter ended June 30, 2017 due to the continued positive credit quality trends of the loan portfolio, as well as continuing net recoveries of formerly charged-off loans. During the prior-year period, a negative provision for loan losses of $100,000 was recorded. Net recoveries for the three months ended June 30, 2017 were $296,000, compared to net recoveries of $367,000 for the three months ended June 30, 2016. The allowance for loan losses was $10.8 million, or 1.04% of total loans receivable, at June 30, 2017. Our nonperforming loans decreased to $1.8 million, or 0.18%, of total loans at June 30, 2017 from $3.4 million at June 30, 2016. As a result, our allowance as a percent of nonperforming loans increased to 586.83% at June 30, 2017. See our discussion on the allowance for further information.
Noninterest Income. Noninterest income decreased $63,000, or 1.3%, to $4.6 million for the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016. The decrease was largely attributable to a $259,000 gain on the settlement of bank owned life insurance during the prior-year quarter, as no such gain was recorded in the current period, as well as a decrease of $59,000 in gain on sale of loans during the quarter ended June 30, 2017. At the same time, the Company had its best-ever quarter for deposit and bankcard fees, recording a total of $3.4 million in the current-year quarter, an increase of $305,000 over the prior year, a reflection of the success of both the Company's product re-brand and signature transaction marketing efforts. Deposit fees were $2.0 million, an increase of 9.0% from the prior year, while bankcard fees were $1.4 million, an increase of 11.0%. We also saw a small increase of $22,000, or 13.3%, in brokerage commissions due to increased activity in the current year.

The following table shows noninterest income by category for the periods indicated.

	For the Three Months Ended
	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016
	(dollars in thousands)
Service charges on deposit accounts	$1,972	$1,701	$1,888	$1,861	$1,810
Bankcard fees	1,443	1,367	1,282	1,319	1,300
Gain on sale of loans	543	543	731	808	602
Brokerage commissions	186	225	166	199	164
Bank owned life insurance	306	247	332	333	327
Gain on investment securities available for sale	—	248	—	—	13
Recoveries on acquired loans previously covered under FDIC loss share agreements	—	—	250	—	—
Other	189	215	334	398	487
Total noninterest income	$4,639	$4,546	$4,983	$4,918	$4,703

Noninterest Expense. Total noninterest expense decreased $4.0 million, or 26.3%, to $11.1 million for the quarter ended June 30, 2017, compared to $15.1 million for the quarter ended June 30, 2016. The overall decrease was primarily attributable to $3.5 million in acquisition expenses from the CBS merger during the prior-year period, reflected largely in severance costs, occupancy, data processing, and legal and professional fees. The Company also recorded a writedown of $325,000 on assets available for sale during the quarter ended June 30, 2016. No such charge was recorded for the same period in 2017. These decreases were offset in part by an increase of $94,000 in the net cost of operations of real estate owned during the current-year period, as sales activity slowed due to lower balances of real estate.
The following table shows noninterest expense by category for the periods indicated:

	For the Three Months Ended
	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016
	(dollars in thousands)
Salaries and employee benefits	$6,530	$6,079	$6,134	$6,635	$8,470
Occupancy	1,157	1,220	1,323	1,398	1,534
Data processing	1,091	1,004	909	904	1,654
Legal and professional	384	388	284	463	793
Marketing	384	412	357	421	500
Furniture and equipment	202	228	174	240	301
Postage, office supplies, and printing	224	223	270	277	237
Core deposit intangible amortization expense	118	149	154	158	173
Federal insurance premiums and other regulatory fees	198	197	165	240	185
Net cost (benefit) of operations of other real estate owned	18	14	(359)	(309)	(76)
Other	791	836	879	927	1,293
Total noninterest expense	$11,097	$10,750	$10,290	$11,354	$15,064
Income Taxes. Income taxes increased to $2.0 million for the quarter ended June 30, 2017 from $527,000 for the quarter ended June 30, 2016. Our effective tax rate was 36.46% in the quarter ended June 30, 2017 and 28.91% in the quarter ended June 30, 2016. The increase in income taxes was due primarily to the 203.5% increase in net income before income taxes for the quarter ended June 30, 2017. The increased effective tax rate was due in part to our increase in income combined with flat tax-advantaged investments income, and also due to the $259,000 nontaxable gain on settlement of bank owned life insurance recorded in the same quarter in 2016.

Comparison of Operating Results for the Nine Months Ended June 30, 2017 and June 30, 2016
General. Net income increased $3.8 million, or 47.5%, to $11.9 million for the nine months ended June 30, 2017 from $8.1 million for the nine months ended June 30, 2016. The improvement was largely due to an increase of $5.9 million in net interest income due to higher balances as a result of the April 2016 CBS acquisition, along with an increase of $835,000, or 9.5%, in deposit and bankcard fees, driven largely by the successes of our product rebrand and marketing efforts for signature transactions. Noninterest expense declined $1.9 million, largely due to $4.0 million of deal costs related to the CBS acquisition in the prior year. Gain on sale of loans and gain on investment securities available for sale increased $507,000 and $199,000, respectively. The Company also recorded $900,000 in negative provisions for loan losses for the nine months ended June 30, 2017, compared to a $100,000 negative provision in the nine months ended June 30, 2016. These increases were partially offset by a reduction of $3.4 million in recoveries on loans formerly covered by loss sharing agreements. Basic and diluted net income per share for the nine months ended June 30, 2017 increased 48.21% and 47.17%, respectively, compared to the prior year period, as a result of higher income, aided by the decreased weighted average number of common shares outstanding.
Interest Income. Total interest income increased to $40.8 million for the nine months ended June 30, 2017, from $34.0 million for the nine months ended June 30, 2016. This increase was primarily attributable to the acquisition of CBS and the resulting increased loan balances and interest income. Loan interest income, excluding accretion income, increased $7.9 million to $35.5 million during the nine months ended June 30, 2017, largely due to an increase in the average balance of loans receivable of $218.8 million, or 27.6%, to $1.0 billion for the nine months ended June 30, 2017, compared to $792.6 million for the nine months ended June 30, 2016. Net accretion of acquired loan discounts declined $2.0 million due to the runoff of our accretion on loan discounts acquired in FDIC-assisted acquisitions, as well as reduced accretion on loan discounts from the CBS acquisition. As a result of the reduced accretion, along with higher cash balances, the average yield on interest-earning assets declined 33 basis points during the nine months ended June 30, 2017 as compared to the same prior-year period.
The average yield on loans decreased to 4.84% for the nine months ended June 30, 2017, compared to 5.19% for the nine months ended June 30, 2016. The lower average yield on loans for the nine months ended June 30, 2017 was attributable to reductions in accretion income due to the runoff of purchase discounts related to the 2011 FNB acquisition as well as accelerated accretion in the first three quarters of the 2016 CBS acquisition, resulting in a slowdown in the most recent quarters, along with continued payoffs of higher-yielding loans. There is $64,000 of accretable discount remaining from the FNB acquisition, which will accrete into income next quarter. There is $1.8 million of discount on the CBS loans to accrete into interest income over the remaining life of all acquired loans, with the accretion heavily weighted towards early quarters based on current cash flow projections.
Interest on taxable investment securities increased $433,000 to $3.2 million for the nine months ended June 30, 2017 from $2.8 million for the corresponding prior year period, due primarily to a $17.2 million increase in the average balance of such securities, along with an 11 basis point increase in yields on such securities. Interest on nontaxable investment securities, which consisted of nontaxable state and municipal obligations, was $14,000 for the nine months ended June 30, 2017, compared to $7,000 in the nine months ended June 30, 2016, as these securities were acquired in the CBS acquisition.
Interest on interest earning deposits in other financial institutions increased $447,000 to $560,000 for the nine months ended June 30, 2017 from $113,000 for the nine months ended June 30, 2016 due to an increase of $61.0 million, or 146.79%, in the average balance of such deposits, as well as the Federal Reserve's increases in interest rates approved in December 2015, December 2016, and March 2017.
Dividends on Federal Home Loan Bank stock increased $6,000 to $119,000 for the nine months ended June 30, 2017, compared to $113,000 for the nine months ended June 30, 2016, due largely to a 7.50% increase in the average balance of such stock.
Interest on certificates of deposit held at other financial institutions and dividends on restricted securities, which were inherited from the acquisition of CBS, were $112,000 and $8,000 for the nine months ended June 30, 2017, compared to $54,000 and $3,000 for the same period in 2016.
Interest Expense. Total interest expense increased $950,000, or 23.7%, to $5.0 million for the nine months ended June 30, 2017, compared to $4.0 million for the nine months ended June 30, 2016. Interest expense increased due to a $266.5 million, or 33.7%, increase in the average balance of interest-bearing liabilities to $1.1 billion during the nine months ended June 30, 2017, partially offset by a five basis point, or 7.5%, decline in the average cost of such liabilities to 0.62% at June 30, 2017 from 0.67% at June 30, 2016. The Company saw significant growth in demand deposits and certificates of deposit, both from legacy growth and the acquisition of CBS.
Interest expense on deposits increased $1.2 million, or 50.2%, to $3.5 million for the nine months ended June 30, 2017, compared with the nine months ended June 30, 2016. The increase was due to a $263.3 million, or 35.6%, increase in the average balance of interest-bearing deposits to $1.0 billion, as well as a five basis point increase in average cost of deposits to 0.47% for the current nine month period compared to 0.42% for the nine months ended June 30, 2016, reflecting higher market interest rates as a result of the Federal Reserve's three recent rate increases.
The average cost of our interest bearing checking accounts increased three basis points to 0.15% for the nine months ended June 30, 2017 compared to the same period in fiscal 2016, while the cost of certificates of deposit each increased six basis points to 0.90%.
Interest expense on FHLB advances decreased $490,000 to $1.1 million for the nine months ended June 30, 2017 compared to $1.6 million for the nine months ended June 30, 2016, due to a decrease of $1.6 million, or 3.0%, in the average balance of advances, as well as the restructuring of a $25.0 million advance costing 4.30% to 3.43% in March 2017 and the maturation in May 2016 of a $25 million advance costing 4.33% which was extended for an additional five years at a rate of 1.76%. The average cost of advances decreased 118 basis points to 2.87% for the nine months ended June 30, 2017, from 4.05% during the nine months ended June 30, 2016. Interest expense on floating rate junior subordinated debt, which was assumed in the acquisition of CBS, was $373,000 in the nine months ended June 30, 2017, compared to $104,000 for the same period in 2016.
Net Interest Income. Net interest income increased $5.8 million, or 19.7%, to $35.8 million for the nine months ended June 30, 2017, from $30.0 million for the nine months ended June 30, 2016, due to increased interest income from the acquisition of CBS, a $447,000 increase in income on interest bearing deposits in other financial institutions, and a five basis point decline in the cost of interest-bearing liabilities. Total interest income increased $6.8 million, or 20.1%, while total interest expense increased $950,000, or 23.7%, for the nine months ended June 30, 2017, compared to the same prior-year period.
As the table indicates below, our net interest margin decreased 30 basis points during the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016, while our net interest rate spread decreased 28 basis points to 3.49% for the first nine months of fiscal 2017 from 3.77% for the comparable nine months of 2016. Additionally, net interest margin excluding the effects of purchase accounting was 3.48% for the nine months ended June 30, 2017 compared to 3.47% for the nine months ended June 30, 2016.

	For the Nine Months Ended June 30,
	2017			2016
	Average Balance	Interest	Average Yield/Cost (10)	Average Balance	Interest	Average Yield/Cost (10)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$102,615	$560	0.73%	$41,580	$113	0.36%
Certificates of deposit held at other financial institutions	11,427	112	1.31	6,444	54	1.13
FHLB common stock and other equity securities	3,413	119	4.67	3,175	113	4.77
Taxable investment securities	192,986	3,236	2.24	175,776	2,803	2.13
Nontaxable investment securities (1)	1,588	14	1.15	800	7	1.12
Restricted securities	279	8	3.87	78	3	4.28
Loans receivable (1)(2)(3)(4)	1,011,408	35,495	4.68	792,607	27,588	4.64
Accretion, net, of acquired loan discounts (5)		1,255	0.17		3,280	0.55
Total interest-earning assets	1,323,716	40,799	4.11	1,020,460	33,961	4.44
Total noninterest-earning assets	136,939			112,802
Total assets	$1,460,655			$1,133,262
Liabilities and Equity:
Interest-bearing liabilities:
Interest bearing checking	$252,401	$283	0.15%	$196,187	$182	0.12%
Bank rewarded checking	53,409	78	0.19	48,577	73	0.20
Savings accounts	63,302	19	0.04	54,871	16	0.04
Money market deposit accounts	251,773	567	0.30	167,194	342	0.27
Certificate of deposit accounts	381,010	2,559	0.90	271,776	1,722	0.84
Total interest-bearing deposits	1,001,895	3,506	0.47	738,605	2,335	0.42
Borrowed funds	50,004	1,078	2.87	51,577	1,568	4.05
Floating rate junior subordinated debt	6,634	373	7.51	1,833	104	7.55
Total interest-bearing liabilities	1,058,533	4,957	0.62	792,015	4,007	0.67
Noninterest-bearing deposits	178,159			127,130
Other noninterest-bearing liabilities	16,087			13,172
Total noninterest-bearing liabilities	194,246			140,302
Total liabilities	1,252,779			932,317
Total stockholders' equity	207,876			200,945
Total liabilities and stockholders' equity	$1,460,655			$1,133,262
Net interest income		$35,842			$29,954
Net interest earning assets (6)		$265,183			$228,445
Net interest rate spread (7)			3.49%			3.77%
Net interest margin (8)			3.61%			3.91%
Net interest margin, excluding the effects of purchase accounting (9)			3.48%			3.47%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.05%			128.84%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion and amortization of the indemnification asset.

(5)	Accretion of accretable purchase discount on loans acquired.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)
Net interest margin, excluding the effects of purchase accounting, a non-GAAP measure (See Non-GAAP Financial Measures for further information), represents net interest income excluding accretion and amortization of acquired loans receivable as a percentage of average net interest earning assets excluding loan accretable discounts in the amount of $2.4 million and $3.2 million for the nine months ended June 30, 2017 and June 30, 2016, respectively.

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

	For the Nine Months Ended June 30, 2017 Compared to the Nine Months Ended June 30, 2016
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$166	$114	$167	$447
Certificates of deposit held at other financial institutions	$42	$9	$7	$58
FHLB common stock and other equity securities	8	(2)	—	6
Taxable investment securities	274	145	14	433
Nontaxable investment securities	7	—	—	7
Restricted securities	8	(1)	(2)	5
Loans receivable	8,521	(2,068)	(571)	5,882
Total interest-earning assets	$9,026	$(1,803)	$(385)	$6,838
Interest Expense:
Checking accounts	$64	$34	$8	$106
Savings accounts	2	—	1	3
Money market deposit accounts	173	35	17	225
Certificate of deposit accounts	692	103	42	837
Total interest-bearing deposits	931	172	68	1,171
Borrowed funds	(48)	(456)	14	(490)
Floating rate junior subordinated debt	272	(1)	(2)	269
Total interest-bearing liabilities	$1,155	$(285)	$80	$950
Net change in net interest income	$7,871	$(1,518)	$(465)	$5,888
Provision for Loan Losses. There was a $900,000 negative provision recorded for loan losses in the nine months ended June 30, 2017 compared to a $100,000 negative provision for loan losses recorded in the nine months ended June 30, 2016. Net recoveries were $1.3 million for the nine months ended June 30, 2017, compared with net recoveries of $729,000 for the nine months ended June 30, 2016. The allowance for loan losses was $10.8 million, or 1.04% of total loans receivable at June 30, 2017. Our allowance for loan losses as a percent of legacy loans was 1.22% at June 30, 2017. Our nonperforming loans decreased to $1.8 million at June 30, 2017 from $3.4 million at June 30, 2016. Our allowance as a percent of nonperforming loans was 586.83% at June 30, 2017.
Noninterest Income. Noninterest income decreased $1.9 million or 11.7%, to $14.2 million for the nine months ended June 30, 2017, from $16.0 million for the nine months ended June 30, 2016, due to a reduction of $3.4 million in recoveries on loans acquired in FDIC-assisted transactions accounted for under purchase accounting to $250,000 from $3.6 million. Service charges and bankcard fees increased a total of $835,000, or 9.5%, for the nine months ended June 30, 2017, compared to the same period in fiscal 2016. Gains on the sale of loans increased $507,000, or 38.7%, during the nine months ended June 30, 2017, and gains on the sale of investment securities available for sale increased $199,000 to $248,000 from $49,000 in the prior-year period.
Noninterest Expense. Total noninterest expense decreased $1.9 million, or 5.6%, to $32.1 million for the nine months ended June 30, 2017 compared to $34.0 million in the same period in the prior fiscal year. The decrease was largely the result of $4.0 million of acquisition expenses related to the CBS merger recorded in the nine months ended June 30, 2016, consisting largely of severance costs, occupancy expenses, data processing, and legal and professional fees. The Company also saw an increase of

$302,000 in the net benefit of operations of real estate owned due to several large gains on the sale of real estate, most of which occurred in the first quarter of fiscal 2017.
Income Taxes. Income taxes increased to $6.9 million for the nine months ended June 30, 2017 from $4.0 million for the nine months ended June 30, 2016. The increase was due to an increase in our income before income taxes, which, combined with stable tax-advantaged investments and state tax credits, led to our effective tax rate increasing to 36.74% in the nine months ended June 30, 2017, compared to 33.21% in the nine months ended June 30, 2016. The prior-year effective tax rate was also impacted by a $259,000 nontaxable gain on the settlement of bank owned life insurance. These increases were offset in part by a reduction to income tax expense of $127,000 in the first quarter of fiscal 2017 related to our early adoption of ASU 2016-09.

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

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	June 30, 2017	September 30, 2016
	(dollars in thousands)
Nonaccrual loans: (1) (2)
1-4 family residential real estate	$251	$930
Commercial real estate	1,247	2,705
Commercial	51	100
Real estate construction	—	—
Consumer and other loans	—	—
Total nonaccrual loans	1,549	3,735
Loans delinquent 90 days or greater and still accruing: (3)
1-4 family residential real estate	291	—
Commercial real estate	—	—
Commercial	—	—
Real estate construction	—	—
Consumer and other loans	—	—
Total loans delinquent 90 days or greater and still accruing	291	—
Total nonperforming loans	1,840	3,735
Other real estate owned:
1-4 family residential real estate	715	618
Commercial real estate	1,223	2,088
Commercial		—
Real estate construction		—
Consumer and other loans		—
Total real estate owned	1,938	2,706
Total nonperforming assets	$3,778	$6,441
Ratios:
Nonperforming loans as a percentage of total loans, gross	0.18%	0.37%
Nonperforming assets as a percentage of total assets	0.26%	0.45%
__________________________________

(1)	Included in nonaccrual loans is $107,000 and $1.8 million of non-accruing troubled debt restructured loans at June 30, 2017 and September 30, 2016, respectively.

(2)
Acquired FAS ASC 310-30 loans that were previously covered under loss share agreements with the FDIC, as well as our acquisition of CBS, and have associated accretable discount remaining, in the amount of $1.2 million and $2.5 million are excluded from this table as of June 30, 2017 and September 30, 2016, respectively. Due to the recognition of accretion income that was established at the time of acquisition, FAS ASC 310-30 loans that were greater than 90 days delinquent or otherwise considered nonperforming loans are regarded as performing loans for reporting purposes.

(3)
Not included in this section are acquired loans in the amount of $0 and $1.5 million at June 30, 2017 and September 30, 2016, respectively. These loans, which are accounted for under ASC 310-30, are reported as performing loans because of the ongoing recognition of accretion income established at the time of acquisition.

Nonperforming assets decreased $2.7 million during the nine months ended June 30, 2017 due primarily to a $2.2 million decrease in nonaccrual loans, largely due to the payoff of two long-standing, high-balance, nonperforming loans in the first quarter of fiscal 2017, combined with a $769,000 decrease in real estate owned. We have 20 loans that remain nonperforming at June 30, 2017, and the largest nonperforming loan had a balance of $735,000 and was secured by commercial real estate.
For the nine and twelve months ended June 30, 2017 and September 30, 2016, interest income recognized on impaired loans, which includes nonperforming loans and accruing troubled debt restructured loans, was approximately $226,000 and $336,000, respectively. Additional gross interest income that would have been recorded had our impaired loans been current in accordance with their original terms was approximately $79,000 and $258,000, respectively, for the nine and twelve months ended June 30, 2017 and September 30, 2016.

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
The Company recorded $1.3 million of net recoveries and a negative provision in the amount of $900,000 in the nine months ended June 30, 2017, for a net reserve build of $429,000. During the nine months ended June 30, 2017, the Company recorded one large recovery of $608,000, but the bulk of the remaining recoveries came from small recoveries. The following table sets forth activity in our allowance for loan losses for the period indicated.

	Nine Months Ended June 30, 2017
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$779,288	$7,346,130	$600,258	$516,556	$79,140	$1,050,044	$10,371,416
Charge-offs	(92,136)	(112,651)	—	—	(21,690)	—	(226,477)
Recoveries	142,205	917,220	468,657	—	27,236	—	1,555,318
Provision	(92,932)	(725,875)	(248,252)	(113,175)	148,140	132,094	(900,000)
Ending balance	$736,425	$7,424,824	$820,663	$403,381	$232,826	$1,182,138	$10,800,257
Amounts allocated to:
Individually evaluated for impairment	$—	$15,057	$—	$—	$—	$—	$15,057
Other loans not individually evaluated	736,425	7,409,767	820,663	403,381	232,826	1,182,138	10,785,200
Ending balance	$736,425	$7,424,824	$820,663	$403,381	$232,826	$1,182,138	$10,800,257
Loans:
Amounts collectively evaluated for impairment	$219,811,362	$606,795,398	$76,026,688	$75,940,511	$40,646,220		$1,019,220,179
Amounts individually evaluated for impairment	937,865	6,149,005	51,252	—	29,272		7,167,394
Amounts related to loans acquired with deteriorated credit quality	2,154,820	11,981,532	3,617,509	—	—		17,753,861
Ending balance	$222,904,047	$624,925,935	$79,695,449	$75,940,511	$40,675,492		$1,044,141,434
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
Potential problem loans are loans as to which management has serious doubts about the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention or substandard. Potential problem loans aggregated $43.1 million and $50.5 million at June 30, 2017 and September 30, 2016, respectively, with $15.7 million and $13.1 million classified special mention and $27.4 million and $37.3 million classified substandard at June 30, 2017 and September 30, 2016, respectively.

Our largest substandard loan relationship at June 30, 2017 had a balance of $1.8 million. As of June 30, 2017, all loans in the relationship are current and real estate taxes have been paid. The loan relationship is collateralized by income producing properties in Georgia. We believe we are adequately collateralized.
The allowance for loan losses represented 586.83% and 277.66% of nonperforming loans at June 30, 2017 and September 30, 2016, respectively. This increase was due to a $1.9 million decline in nonperforming loans in the nine months ended June 30, 2017, along with an increase in our allowance for loan losses due to continuing net recoveries on loans previously charged off. The allowance for loan losses as a percentage of total loans was 1.04% and 1.03% at June 30, 2017 and September 30, 2016, respectively. The allowance for loan losses as a percentage of legacy loans approximated 1.22% at June 30, 2017, compared to 1.35% at September 30, 2016. The increase in allowance as a percent of total loans was largely due to $1.3 million of net recoveries in the nine months ended June 30, 2017. Due to the continuing trend of net recoveries, management recorded a negative provision of $900,000 during the current nine month period. Management retained an unallocated allowance to maintain the overall allowance at a level reflective of continued economic uncertainties.
Management reviews the adequacy of the allowance for loan losses on a continuous basis. Management considered the allowance for loan losses adequate at June 30, 2017 to absorb probable losses inherent in the loan portfolio. However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.
Liquidity Management. Liquidity is defined as the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the FHLB, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At June 30, 2017 and September 30, 2016, we had access to immediately available funds of approximately $259.0 million and $243.0 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit. Additionally, securities with lendable collateral value of $95.7 million and $98.4 million were available to be pledged at June 30, 2017 and September 30, 2016, respectively. The Company also had $7.8 million of certificates of deposits held at other financial institutions, which were inherited from the acquisition of CBS, at June 30, 2017. These certificates, of which $498,000 were maturing within the next 90 days at June 30, 2017, could be utilized over time to supplement the liquidity needs of the Company.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At June 30, 2017, cash and cash equivalents totaled $120.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $187.7 million at June 30, 2017. At June 30, 2017, we had $50.0 million in advances outstanding from the FHLB. However, based on available pledged and unpledged collateral other than cash, $162.2 million in additional advances were available as of June 30, 2017.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
At June 30, 2017, we had $21.2 million of new loan commitments outstanding, and $76.9 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $77.1 million of unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2017 totaled $238.0 million, or 19.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2018. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended June 30, 2017, we originated $312.9 million of loans and purchased $20.3 million in securities.

Financing activities consist primarily of additions to deposit accounts and FHLB advances. We experienced an increase in total deposits of $32.4 million for the nine months ended June 30, 2017, primarily due to an increase in core deposits of $28.3 million as our surge in deposits continued, largely during the first two quarters of the current fiscal year. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds. FHLB advances have been used primarily to fund loan demand and to purchase securities.
Capital Management and Resources. The Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Our regulatory capital ratios currently reflect the incorporation of Basel III and these changes had a minor impact on our capital ratios. The net result of the acquisition of CBS was a downstream of $6.1 million from the holding company to the Bank during the third quarter of fiscal 2016, which is reflected in these ratios at June 30, 2017 and September 30, 2016, respectively. At June 30, 2017, the Bank and the Company exceeded all regulatory capital requirements. The Bank and the Company are considered “well capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2017
Total risk-based capital (to risk-weighted assets):
Charter Financial Corporation	$199,392	17.98%	$88,712	8.00%	$110,890	10.00%
CharterBank	184,311	16.67	88,475	8.00	110,594	10.00
Tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	188,592	17.01	66,534	6.00	88,712	8.00
CharterBank	173,511	15.69	66,356	6.00	88,475	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	181,902	16.40	49,901	4.50	72,079	6.50
CharterBank	173,511	15.69	49,767	4.50	71,886	6.50
Tier 1 leverage (to average assets):
Charter Financial Corporation	188,592	13.08	57,662	4.00	72,078	5.00
CharterBank	173,511	12.06	57,537	4.00	71,922	5.00
September 30, 2016
Total risk-based capital (to risk-weighted assets):
Charter Financial Corporation	$187,625	16.74%	$89,648	8.00%	$112,060	10.00%
CharterBank	170,808	15.26	89,520	8.00	111,900	10.00
Tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	177,255	15.82	67,236	6.00	89,648	8.00
CharterBank	160,437	14.34	67,140	6.00	89,520	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	170,668	15.23	50,427	4.50	72,839	6.50
CharterBank	160,437	14.34	50,355	4.50	72,735	6.50
Tier 1 leverage (to average assets):
Charter Financial Corporation	177,255	12.68	55,928	4.00	69,910	5.00
CharterBank	160,437	11.51	55,772	4.00	69,715	5.00
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
For the nine months ended June 30, 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

	For the Quarters Ended
	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016
Loans Receivable Income Excluding Accretion
Loans receivable income	$12,276,095	$11,903,416	$12,569,903	$12,680,420	$12,563,466
Net purchase discount accretion	173,014	358,031	724,109	1,090,886	1,278,040
Loans receivable income excluding accretion (Non-GAAP)	$12,103,081	$11,545,385	$11,845,794	$11,589,534	$11,285,426

Net Interest Margin Excluding the Effects of Purchase Accounting
Net Interest Margin	3.60%	3.52%	3.71%	3.82%	3.97%
Effect to adjust for net purchase discount accretion	(0.05)	(0.11)	(0.23)	(0.35)	(0.44)
Net interest margin excluding the effects of purchase accounting (Non-GAAP)	3.55%	3.41%	3.48%	3.47%	3.53%

Total Core Deposits
Total deposits	$1,194,253,739	$1,201,731,475	$1,186,346,952	$1,161,843,586	$1,155,245,321
Total certificates of deposit	381,229,283	381,194,185	377,890,409	377,138,976	373,147,686
Total core deposits (Non-GAAP)	$813,024,456	$820,537,290	$808,456,543	$784,704,610	$782,097,635

Tangible Book Value Per Share
Book value per share	$14.03	$13.84	$13.67	$13.52	$13.29
Effect to adjust for goodwill and other intangible assets	(2.11)	(2.14)	(2.15)	(2.16)	(2.18)
Tangible book value per share (Non-GAAP)	$11.92	$11.70	$11.52	$11.36	$11.11

	For The Nine Months Ended
	6/30/2017	6/30/2016
Loans Receivable Income Excluding Accretion
Loans receivable income	$36,749,414	$30,868,429
Net purchase discount accretion	1,255,154	3,280,201
Loans receivable income excluding accretion (Non-GAAP)	$35,494,260	$27,588,228

Net Interest Margin Excluding the Effects of Purchase Accounting
Net Interest Margin	3.61%	3.91%
Effect to adjust for net purchase discount accretion	(0.13)	(0.44)
Net interest margin excluding the effects of purchase accounting (Non-GAAP)	3.48%	3.47%

Total Core Deposits
Total deposits	$1,194,253,739	$1,155,245,321
Total certificates of deposit	381,229,283	373,147,686
Total core deposits (Non-GAAP)	$813,024,456	$782,097,635

Tangible Book Value Per Share
Book value per share	$14.03	$13.29
Effect to adjust for goodwill and other intangible assets	(2.11)	(2.18)
Tangible book value per share (Non-GAAP)	$11.92	$11.11

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

•	selling fixed rate mortgages that we originate to both the primary and secondary market;

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
The table below sets forth, as of June 30, 2017, our calculation of the estimated changes in the Bank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present Value of Assets (3)(4)
(dollars in thousands)
300	$292,328	$6,959	2.4%	19.9%	0.5%
200	$290,905	$5,536	1.9%	19.8%	0.4%
100	$288,657	$3,288	1.2%	19.6%	0.2%
—	$285,369	$—	—%	19.4%	—%
(100)	$265,055	$(20,314)	(7.1)%	18.0%	(1.4)%
__________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the difference between the present value of an institution’s assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2017, in the event of a 200 basis point increase in interest rates, we would experience a 1.9% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 7.1% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of June 30, 2017, we were in compliance with our Board approved policy limits with a 19.9% NPV in the event of an increase of 300 basis points and 19.4% at current rates.
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

Item 4. Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be party to various legal proceedings incident to our business. At June 30, 2017, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors
Risk factors that may affect future results were discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and in Charter Financial’s other filings with the Securities and Exchange Commission. The risks described in our Annual Report on Form 10-K and other filings are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except for the additional risk factors set forth below, we do not believe that there have been any material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended September 30, 2016.
We may not be able to complete the acquisition of Resurgens
Before the transactions contemplated in the merger agreement with Resurgens can be completed, various approvals must be obtained from the bank regulatory and other governmental authorities. The relevant governmental entities must consider a variety of factors in deciding to grant antitrust or regulatory clearances. These include the regulatory standing of each of the parties to the transaction, as well as the effect of the merger on competition within their relevant jurisdiction. Adverse developments in either party's regulatory standing or other factors could result in an inability to obtain one or more of the required regulatory approvals or delay their receipt. Additionally, regulatory authorities could include, as part of their required approvals, requirements, limitations or costs, or place restrictions on the conduct of the combined company's business or require branch divestitures. These requirements or limitations could be unacceptable to the parties, or could delay the closing of the merger or diminish the anticipated benefits of the combination. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that these would not have the effect of delaying the completion of the merger, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, we cannot provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. The completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of the merger.
In addition to the various regulatory approvals, the merger agreement is subject to a number of other conditions that must be fulfilled in order to complete the merger. Those conditions include, but are not limited to: approval of the merger agreement by Resurgens shareholders, absence of orders prohibiting completion of the merger, and other customary items. The conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after shareholder approval, or the Company or Resurgens may elect to terminate the merger agreement in certain other circumstances, subject to costs set forth in the merger agreement.
We may fail to realize the anticipated benefits of the merger with Resurgens
The Company and Resurgens have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend on, among other things, our ability to combine the businesses of the Company and Resurgens in a timely manner that permits growth opportunities, including, among other things, enhanced revenues and revenue synergies, an expanded market reach and operating efficiencies, and that does not materially disrupt the existing customer relationships of the Company or Resurgens nor result in decreased revenues due to loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could have an adverse effect on the surviving corporation's business, financial condition, operating results and prospects. In addition, it is possible that the integration process could result in the disruption of our ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.

We will incur transaction and integration costs in connection with the Resurgens merger
We have incurred and expect to incur significant, nonrecurring costs in connection with consummating the Resurgens acquisition. In addition, we will incur integration costs following the completion of the merger as we integrate our business and Resurgens' business, including facilities and systems consolidation costs and employment-related costs. There can be no assurances that the expected benefits and efficiencies related to the integration of businesses will be realized to offset these transaction and integration costs over time. We may also incur additional costs to maintain employee morale and to retain key employees. We will also incur significant legal, financial advisor, accounting, banking and consulting fees, fees relating to regulatory filings and notices, and other costs associated with the merger. Some of these costs are payable regardless of whether the acquisition is completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
During the quarter ended June 30, 2017, the Company did not repurchase any shares as part of its publicly announced share repurchase program. In December 2015, the Company's Board of Directors approved a stock repurchase program, the fifth approved and announced program since December 2013, allowing the repurchase of up to 800,000 shares, or approximately 5% of the Company's outstanding shares. As of June 30, 2017, 192,427 shares remain available to be repurchased under the December 2015 repurchase program. Since fiscal 2014, 8,104,150 shares have been repurchased at a total cost of approximately $91.9 million.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 3, 2015, by and among Charter Financial Corporation, CHFN Merger Sub, LLC and CBS Financial Corporation (1)

2.2	Agreement and Plan of Merger, dated as of June 1, 2017, by and among Charter Financial Corporation, Charter Merger Sub, LLC and Resurgens Bancorp (2)

3.1	Articles of Incorporation of Charter Financial Corporation (3)

3.2	Bylaws of Charter Financial Corporation (4)

4.1	Specimen Stock Certificate of Charter Financial Corporation (5)

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2017 and September 30, 2016, (ii) the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2017 and 2016, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended June 30, 2017 (iv) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2017 and 2016, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016, and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

__________________________________

(1)	Incorporated by reference to Exhibit 2.1 to the Form 10-Q of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on February 8, 2016.

(2)	Incorporated by reference to Exhibit 2.1 to the Form 8-K of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on June 1, 2017.

(3)
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

CHARTER FINANCIAL CORPORATION

Date:	August 8, 2017	By:	/s/ Robert L. Johnson
Robert L. Johnson
Chairman and Chief Executive Officer

Date:	August 8, 2017	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer