Form 10-K
period 2017-09-30
CHARTER FINANCIAL CORP
filed 2017-12-13
CIK 1478726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
Commission File Number: 001-35870
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2017 was approximately $266,736,963.
The number of shares outstanding of the registrant’s common stock as of December 7, 2017 was 15,118,383.
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
General Overview
Charter Financial Corporation (the “Company”) is a savings and loan holding company that was incorporated under the laws of the State of Maryland in April 2013 to serve as the holding company for CharterBank (the “Bank”). The Bank is a federally-chartered savings bank that was originally founded in 1954 as a federally-chartered mutual savings and loan association. As of September 30, 2017, our total assets were approximately $1.6 billion, total loans receivable were approximately $1.1 billion and our deposits were approximately $1.3 billion. We have total stockholders’ equity of $214.2 million.
On April 8, 2013, the Company completed its conversion and reorganization pursuant to which it converted from the mutual holding company form of organization to the stock holding company form of organization. The Company sold 14.3 million shares of common stock for gross offering proceeds of $142.9 million in the offering. Following the conversion and reorganization, the Bank became 100% owned by the Company, which became 100% owned by public shareholders. This conversion process included raising capital that increased capital to 25.13% of assets, or tangible capital to 24.78% of tangible assets, a non-GAAP measure (see Non-GAAP Financial Measures for further information). As is typical with overcapitalized converted thrifts, the company's stock traded based on book value. With additional capital leverage and resulting improved earnings in fiscal 2017 the Company is now trading primarily on earnings.
The Company's stockholder value strategy focuses on creating earnings and stockholder value through increasing capital leverage, operating leverage, and expanding into more dynamic markets. In recent years, through acquisitions and strategic de novo branching, the Company has expanded further into the Atlanta Metropolitan Statistical Area ("MSA"). This growth was the result of the following:

•
Acquired all assets and assumed all liabilities of Resurgens Bancorp ("Resurgens"), the parent company of Resurgens Bank, a full-service commercial bank headquartered in Tucker, Georgia, as part of a purchase agreement in September 2017;

•
Acquired all assets and assumed all liabilities of CBS Financial Corporation ("CBS"), the parent company of Community Bank of the South, a full-service commercial bank headquartered in Smyrna, Georgia, as part of a purchase agreement in April 2016;

•	Completed a lift out of a seasoned relationship team in the attractive Buckhead community of Atlanta in October 2015 to operate a new branch that opened in February 2017;

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

•	Opened branch in Norcross, Georgia and staffed with lift out of the area's foremost construction and commercial real estate lenders;

•	Opened de novo branches in LaGrange, Georgia in March 2007 and May 2005;

•	Acquired EBA Bancshares and its subsidiary, Eagle Bank of Alabama, in February 2003.

We have made significant progress by bringing our total capital to total assets ratio to 13.06%, while our tangible capital to tangible assets ratio, a non-GAAP measure, decreased to 10.72%. We also improved our return on average equity to 6.89% and our return on average tangible equity, a non-GAAP measure (see Non-GAAP Financial Measures for further information) to 8.18% since the stock conversion.
________________________________

(1)	Non-GAAP measures (See Non-GAAP Financial Measures for Further Information).
The Bank’s principal business consists of attracting retail deposits, focusing on transaction accounts, from the general public. We then invest those deposits, together with funds generated from operations, in commercial real estate loans, one- to four-family residential mortgage loans, construction loans and investment securities and, to a lesser extent, commercial business loans, home equity loans and lines of credit and other consumer loans. We offer a variety of community banking services to our customers, including online banking and bill payment services, mobile banking, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs. We operate 22 branch offices in Metro Atlanta, the I-85 corridor south to Auburn, Alabama, and the Florida Gulf Coast. The Bank's executive offices are located at 1233 O.G. Skinner Dr., West Point, Georgia 31833. Its telephone number at that address is (706) 645-1391.
Market Area
We conduct operations primarily in three metropolitan areas, along with our legacy market in Troup County, Georgia and Chambers County, Alabama. We currently have 11 branches in the Atlanta MSA, three branches in the Auburn-Opelika, Alabama MSA, and three branches in the Pensacola, Florida MSA, along with five branches in our legacy market. FDIC-assisted acquisitions have complemented the corporate expansion we have achieved in recent years both through de novo branching and acquisitions. Our expansion into the Atlanta market has been a key component of implementing our strategic plan, as all 11 branches in the Atlanta MSA have been added in the last 10 years either through acquisitions or lift outs of lending and customer relationship personnel. We also added the Pensacola MSA through acquisitions. As indicated in the population growth map below, all but one of our branches are in counties projected to experience strong population growth over the next five years.

Projected Population Growth, 2018-23
Total Pop. Growth
-6 to 0 (84)
.01 to 3 (90)
3.1 to 6 (68)
6.1 to 10.7 (51)
CHFN (22)

In the Atlanta MSA, we have locations in Carroll, Cobb, Coweta, DeKalb, Fulton and Gwinnett Counties. As of September 30, 2017, the unemployment rate in the MSA was at 4.0%, below the national and statewide levels. According to the 2010 U.S. Census, population in the MSA grew 28.1% between 2000 and 2010. As of 2015, median household income in the MSA was approximately $57,000, above both the national and state levels.
In the Auburn-Opelika MSA, we conduct business in Lee County in Alabama. As of September 30, 2017, the unemployment rate in the MSA was at 2.9%, below both the statewide and national levels. According to the 2010 Census, population in the MSA grew 21.9% between 2000 and 2010. Median household income in the MSA was approximately $45,000 as of 2015, above the statewide but below national levels.
In the Pensacola MSA, we conduct business in Escambia and Santa Rosa Counties in Florida. As of September 30, 2017, the unemployment rate in the MSA was at 3.3%, below the statewide and national levels. According to the 2010 Census, population in the MSA grew 8.9% between 2000 and 2010. As of 2015, median household income in the MSA was approximately $50,000, below the national level but above the state level.
In our legacy market, we conduct business in Troup County, Georgia and Chambers County, Alabama. As of September 30, 2017, the unemployment rate in the area was at 3.8%, below nationwide and state levels. According to the 2010 Census, population in the area grew 6.2% between 2000 and 2010. As of 2015, median household income in the area was approximately $39,000, below nationwide and state levels.

Our acquisitions of CBS and Resurgens have added to our Atlanta market presence, which in management’s view is a key area for potential growth of the Company. The Atlanta market area comprises the eighth-largest economy in the country and 17th-largest in the world. Key components of the market area’s economy include corporate operations, as the area has the third-largest concentration of Fortune 500 companies in the United States. Other key factors in the area’s economy include media and film entertainment, logistics and transportation, and information technology. The market area was disproportionately impacted by the 2008 financial crisis in unemployment rate, declining real income levels and a depressed housing market. The outlook for the Atlanta market is for above-average growth.
In the Auburn-Opelika MSA, the economy is heavily dependent on higher education, retail, industry and textiles. Auburn was ranked the sixth-best performing city for economic growth in the United States by the Milken Institute in 2016. This market area is forecasted for modest growth over the next five years.
The economy of the Florida Panhandle is primarily dependent upon tourism and hospitality, farming, forestry, paper mills, import/export shipping, shipbuilding, and commercial fishing. Over the next five years, our Florida markets are projected to experience moderate growth in terms of total population and number of households, and Pensacola has been ranked in the top quintile of United States metro areas in population growth. The outlook for our Florida Panhandle market is affected by the heavy influences of military bases and tourism.
Our legacy market's economy was previously heavily dependent on the textile industry, but has shifted to an automotive employment base because of the Kia plant, which opened 10 years ago and which estimates show created more than 12,000 jobs. The area is also influenced by higher education with LaGrange College and Point University, which moved to West Point in 2012. Our legacy market is projected to see modest growth over the next five years.
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
Our competition for loans comes from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, credit card banks, insurance companies, and brokerage and investment banking firms. Our most direct competition for deposits historically has come from commercial banks, savings banks, savings and loan associations, credit unions, and mutual funds. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds as well as from brokerage firms, insurance companies and non-traditional financial institutions, including non-depository financial services providers.
Metro Atlanta Expansion
On September 1, 2017, the Company completed its acquisition of Resurgens Bancorp and its subsidiary, Resurgens Bank, for cash consideration of $25.8 million. The purchase of Resurgens continued the Company's strategy of leveraging its capital to expand in the Atlanta metropolitan area. Resurgens operated two branches in DeKalb County. We acquired $177.5 million of assets, including $128.8 million of net loans receivable, and assumed $151.7 million of liabilities, including $138.0 million of deposits. See Note 2: Business Combinations for more information regarding the acquisition.
On April 15, 2016, the Company completed its acquisition of CBS Financial Corporation and its subsidiary, Community Bank of the South, for cash consideration of $55.9 million. The purchase of CBS expanded the Company's presence in Metro Atlanta with four branches in the attractive Cobb County market. As part of the purchase, we acquired $401.9 million of assets, including $300.8 million of net loans receivable, and assumed $345.9 million of liabilities, including $333.7 million of deposits. See Note 2: Business Combinations for more information regarding the acquisition.

As shown in graphs above the Company had no Atlanta MSA deposits in 2007 and now has 53% of its deposits in the MSA. The Company has the 8th largest deposit market share of community banks in the Atlanta MSA.
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
The three FDIC-assisted acquisitions between 2009 and 2011 extended our retail branch footprint as part of our efforts to increase our retail deposits and reduce our reliance on brokered deposits and borrowings as a significant source of funds. We refer to each of the three financial institutions we acquired in conjunction with FDIC loss share agreements collectively as the “Acquired Banks - FDIC” and we refer to the indemnification assets and other receivables associated with the FDIC loss share agreements related to the Acquired Banks - FDIC as the “FDIC receivable.” Additionally, we refer to loans subject to loss share agreements with the FDIC in periods prior to the termination of all agreements with the FDIC in the fourth quarter of fiscal 2015, as “covered loans” and loans that were not subject to loss share agreements with the FDIC as “non-covered loans.” For more information regarding the Bank's FDIC-assisted acquisitions and subsequent loss share resolution, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — FDIC Loss-Share Resolution”.
Lending Activities
We offer a broad range of loan products with a variety of rates and terms. Our lending operations consist of the following major segments: commercial real estate lending; single-family residential mortgage lending for retention in our portfolio;

construction lending; commercial business loans; and residential mortgage lending for resale in the secondary mortgage market. To a lesser extent, we also originate consumer loans. Our lending activities are consistent with our community bank orientation.
We have pursued loan diversification with the objective of lowering credit concentration risk, enhancing yields and earnings, and improving the interest rate sensitivity of our assets. Historically, we have focused our lending activities on residential and commercial mortgage loans as well as consumer loans, primarily to local customers.
Commercial Real Estate Loans. Commercial real estate lending is an integral part of our operating strategy and we intend to continue to take advantage of opportunities to originate commercial real estate loans. Commercial real estate loans typically have higher yields, shorter durations and larger loan balances compared to residential mortgage loans. Commercial real estate lending also has provided us with another means of broadening our range of customer relationships. As of September 30, 2017, commercial real estate loan balances totaled $697.1 million, or 60.0% of our total loan portfolio.
Commercial real estate loans are generally made to borrowers in the southeastern United States and are secured by properties in these states. Commercial real estate loans are generally made for up to 80% of the value of the underlying real estate. Our commercial real estate loans are typically secured by offices, hotels, strip shopping centers, warehouses/distribution facilities, land, multi-family properties, or convenience stores located principally in Georgia, Alabama and Florida.
Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Our commercial real estate loans generally have higher interest rates and shorter maturities than our residential mortgage loans. We offer commercial real estate loans, generally at adjustable rates. Our most common commercial real estate loan is fixed for five years and then adjustable tied to the prime rate as reported in the Wall Street Journal.
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
Risks associated with commercial real estate loans are similar to that of other loans, while repayment is often dependent on the successful operation and cash flows of the owner's business. Commercial real estate loans are also subject to changes in the value of the underlying collateral or decreases in the occupancy rate of non-owner occupied real estate.
Residential Mortgage Loans. We originate first and second mortgage loans secured by one- to four-family residential properties within Georgia, Florida and Alabama. We currently originate mortgages in all of our markets, but utilize centralized underwriting at our corporate office. As of September 30, 2017, residential mortgage loans totaled $232.0 million, or 20.0% of total loans.
We originate both fixed-rate and adjustable-rate one- to four-family residential mortgage loans. Fixed-rate, 15 and 30 year, conforming loans are generally originated for resale into the secondary market on a servicing-released basis. It is our intent to originate these 15 year fixed-rate loans for resale into the secondary market. We generally retain in our portfolio loans that are non-conforming due to property exceptions and loans that have adjustable rates. We sell loans to Fannie Mae and retain the servicing associated with these loans. As of September 30, 2017, approximately 36.4% of our one- to four-family loan portfolio consisted of fixed-rate mortgage loans and 63.6% consisted of either adjustable-rate mortgage loans (“ARMs”) or hybrid loans with fixed interest rates for the first one, three, five or seven years of the loan, and adjustable rates thereafter. After the initial term, the interest rate on ARMs generally adjusts on an annual basis at a fixed spread over the monthly average yield on United States Treasury securities, the prime interest rate as listed in The Wall Street Journal, or LIBOR. The interest rate adjustments are generally subject to a maximum increase of 2% per adjustment period and 6% over the life of the loan.
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
We offer home equity lines of credit as a complement to our one- to four-family residential mortgage lending. We believe that offering home equity credit lines helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. Home equity credit lines have adjustable rates and are secured by a first or second mortgage on owner-occupied one- to four-family residences located primarily in Georgia, Alabama and Florida. Home equity credit lines enable customers to borrow at rates tied to the prime rate as reported in The Wall Street Journal. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 90% of the value of the underlying property unless the loan is covered by private mortgage insurance. At September 30, 2017, we had $46.7 million of home equity lines of credit and second mortgage loans. We had $35.7 million of unfunded home equity line of credit commitments at September 30, 2017.
We consider “subprime” loans to be loans originated to borrowers having credit scores below 660 at the time of origination. As of September 30, 2017, the Company had total one- to four-family residential subprime loans of $13.8 million. We do not, and have not, originated “low documentation” or “no documentation” loans, “option ARM” loans, or other loans with special or unusual payment arrangements.
We modify residential mortgage loans when it is mutually beneficial to us and the borrower, and on terms that are appropriate to the circumstances. We have no legacy loans in government modification programs.
Residential mortgage loans are particularly sensitive to fluctuations in the value of real estate. Increases in interest rates, fluctuations in the value of real estate or other factors arising after origination could negatively affect a borrower's cash flow, creditworthiness and ability to repay the loan.
Construction Loans. Consistent with our community bank strategy, construction lending has been an integral part of our overall lending strategy. Construction loans represent an important segment of the loan portfolio, totaling $88.8 million, or 7.6% of loans at September 30, 2017.
We make loans primarily for the construction of one- to four-family residences but also for multi-family and nonresidential real estate projects on a select basis. We offer construction loans to pre-approved local builders including loans on both speculative (unsold) and pre-sold properties. The number of speculative loans that we will extend to a builder at one time depends upon the financial strength and credit history of the builder. Our construction loan program is expected to remain a modest portion of our loan portfolio. We generally limit the number of outstanding loans on unsold homes under construction to within a specific area and/or to a specific borrower.
Construction lending generally carries a higher degree of risk than long-term financing of existing properties because repayment depends on the completion of the project and generally on the subsequent leasing and/or sale of the property. Specific risks include cost overruns, mismanaged construction, inferior or improper construction techniques, economic changes or downturns during construction, a downturn in the real estate market, rising interest rates which may prevent sale of the property and the failure to lease or sell completed projects in a timely manner.
Commercial Loans and Consumer Loans. To a much lesser extent, we also originate non-mortgage loans, including commercial business and consumer loans. At September 30, 2017, commercial loans totaled $103.7 million, or 8.9% of total loans, and consumer and other loans totaled $39.9 million, or 3.4% of loans.
Our commercial business loans are generally limited to terms of ten years or less. We typically attempt to collateralize these loans with a lien on commercial real estate or with a lien on business assets and equipment. We also generally require the personal guarantee of the business owner. Commercial business loans are generally considered to have more risk than residential mortgage loans or commercial real estate loans because the collateral may be in the form of intangible assets and/or readily depreciable inventory. Commercial business loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower or guarantors. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater supervision efforts by our management compared to residential mortgage or commercial real estate lending.
We have a portfolio of SBA loans, a majority of which were purchased in the acquisition of Resurgens. These loans are primarily commercial related, with a portion of each loan guaranteed by the SBA or with other credit enhancements provided by the government.
Our consumer loans are loans on deposits, automobile loans, and various other installment loans, as well as manufactured housing loans purchased from a national lender, most of which are outside our traditional markets. Consumer loans tend to have a higher credit risk than residential mortgage loans because they may be secured by rapidly depreciable assets, or may be unsecured. Our consumer lending generally follows accepted industry standards for non-subprime lending, including certain minimum credit scores and debt to income ratios.

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
Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold almost all fixed-rate, 15- and 30-year conforming one- to four-family residential mortgage loans in the primary and secondary market while retaining commercial real estate loans and non-conforming one- to four-family residential mortgage loans for retention in our portfolio. We sold $100.3 million of loans in fiscal 2017.
Occasionally, we have purchased loan participations in commercial loans in which we are not the lead lender that are secured by real estate or other assets. With regard to all loan participations, we follow our customary loan underwriting and approval policies, and although we may be only approving a portion of the loan, we underwrite the loan request as if we had originated the loan to ensure cash flow and collateral are sufficient. We had $31.5 million of purchased loan participations and $508,000 of sold participations at September 30, 2017. All of our loan participations were performing in accordance with their terms at September 30, 2017. During fiscal 2017, we purchased no new loan participations.
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
We also rely on advertising and long-standing relationships to maintain and develop depositor relationships, while competitive rates are also paid to attract and retain deposits. Furthermore, the NCB, MCB, FNB, CBS and Resurgens acquisitions continue to enhance customer convenience by broadening the markets currently served by the Bank.
We continually evaluate opportunities to enhance deposit growth. Potential avenues of growth include de novo branching and branch or whole bank acquisitions. Additionally, to the extent additional funds are needed, we may employ available collateral to increase borrowings, which are expected to consist primarily of Federal Home Loan Bank advances. Based on asset limitations we have $380.4 million available at the Federal Home Loan Bank of Atlanta at September 30, 2017. Based on available collateral pledged we are limited to $54.0 million at September 30, 2017 with additional lendable collateral in the amount of $86.9 million that was available to be pledged. We have a source of emergency liquidity with the Federal Reserve, and at September 30, 2017 we had collateral pledged that provided access to approximately $74.3 million of discount window borrowings.
Employees
As of September 30, 2017, we had 351 full-time employees and 9 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.
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
Certain of the regulatory requirements that are applicable to the Bank and the Company are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to the actual statutes and regulations. Any change in these laws or regulations, whether by the OCC, FRB, the FDIC, the CFPB, or Congress, could have a material adverse impact on the Company, the Bank and their operations.
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
At September 30, 2017, the Company's and the Bank’s capital exceeded all applicable requirements.
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
Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2017, the Bank was in compliance with the loans-to-one borrower limitations.
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
The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. A savings association that fails the qualified thrift lender test must operate under specified restrictions, including with regard to the payment of dividends. Under the Dodd-Frank Act, non-compliance with the QTL test may subject the Bank to agency enforcement action for a violation of law. At September 30, 2017, the Bank satisfied the QTL test.
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
At September 30, 2017, the Bank met the criteria for being considered “well-capitalized.”
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
All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2017, the annualized Financing Corporation assessment was equal to 0.36 basis points of total assets less tangible capital. Assessments related to the FICO bond obligations were not subject to the December 30, 2009 prepayment.
For the fiscal year ended September 30, 2017, the Bank paid $72,098 related to the FICO bonds and was assessed $399,994 pertaining to deposit insurance assessments.
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
As of September 30, 2017, outstanding borrowings from the FHLB of Atlanta were $60.0 million and the Bank was in compliance with the stock investment requirement.
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
Permissible Activities. Under present law, the business activities of the Company are not limited so long as the Bank continues to meet the QTL test. However, the Company's activities are otherwise generally limited to those activities permissible for financial holding companies, bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. The Dodd-Frank Act specifies that a savings and loan holding company may only engage in financial holding company activities if it meets the qualitative criteria necessary for a bank holding company to engage in such activities, makes an election to be treated as a financial holding company and conducts the activities in accordance with the requirements that would apply to a financial holding company’s conduct of such activity. As of September 30, 2017, the Company has not elected to be a financial holding company.
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
At September 30, 2017, the total federal pre-base year bad debt reserve of the Bank was approximately $2.1 million.
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
Audit of Tax Returns. An audit by the Internal Revenue Service of First Charter, MHC, Charter Federal and the Bank's federal income taxes for 2009 to 2011 was completed in fiscal 2013. Tax years 2014, 2015 and 2016 are subject to examination by the Internal Revenue Service. Tax years 2014 through 2016 are subject to examination by state taxing authorities in Georgia, Alabama and Florida.
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
Our business model enables our customers to utilize the Internet and other remote channels to transact business. As a financial institution, we are under continuous threat of loss due to the swiftness and sophistication of hacking and cyber-attacks. This risk, although considerable at the present, will only increase in the future. Two of the most significant cyber-attack risks that we face are electronic fraud and loss of sensitive customer data. Loss from electronic fraud occurs when cybercriminals breach and extract funds directly from customer accounts or our own accounts. The attempts to breach sensitive customer data, such as account numbers, social security numbers, or other personal information are less frequent but would present significant legal and/or regulatory costs to us if successful, as well as potentially damage our reputation among the markets we serve. Our risk and exposure to these matters will remain relevant because of the evolving nature and complexity of the threats posed by cybercriminals and hackers along with our plans to continue to provide Internet banking and mobile banking avenues for transacting business. While we have not experienced material losses relating to cyber-attacks or other information security breaches to date, we have been the subject of attempted hacking and cyber-attacks, and while we have an active program to attempt to prevent these there can be no assurance that we will not suffer such losses in the future.
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
As a result of the three FDIC-assisted acquisitions between 2009 and 2011, as well as the acquisitions of CBS and Resurgens in 2016 and 2017, and the fair value purchase accounting adjustments associated with each acquisition, a significant portion of our income in recent years has been derived from the interest income and continued realization of accretable discounts on the loans that we purchased in our acquisitions. For the years ended September 30, 2017, 2016, and 2015, we recognized $15.0 million, $14.6 million, and $6.7 million, respectively, of net loans receivable and accretion income including amortization of loss share receivable on acquired loans, with $1.7 million, $4.4 million, and $3.6 million, respectively, due to loan accretion and amortization. There are no remaining accretable discounts on loans purchased in FDIC acquisitions, and $4.1 million of discount accretion related to the acquisitions of CBS and Resurgens over the remaining lives of the acquired loans. During such period, if we are unable to replace our acquired loans and the related accretion with new performing loans at a similar yield and other interest earning assets due to such reasons as a decline in loan demand or competition from other financial institutions in our markets, our financial condition and earnings, including our interest rate spread, may be adversely affected.
Our commercial real estate, real estate construction, and commercial business loans increase our exposure to credit risks.
Over the last several years, we have increased our non-residential lending in order to improve the yield and reduce the average duration of our assets. At September 30, 2017, our portfolio of commercial real estate, real estate construction, and commercial business loans totaled $889.5 million, or 76.6% of total loans, compared to $277.2 million, or 63.3% of total loans at September 30, 2008. At September 30, 2017, the amount of nonperforming commercial real estate, real estate construction, and commercial business loans was $1.4 million, or 80.1% of total nonperforming loans. At September 30, 2017, our largest non-residential real estate borrowing relationship had a loan balance and potential liability of $19.5 million, and consisted of a borrower whose collateral was three hotels in South Carolina. These loans may expose us to a greater risk of non-payment and loss than residential real estate loans because, in the case of commercial loans, repayment often depends on the successful operation and earnings of the borrower's businesses and, in the case of consumer loans, the applicable collateral is subject to rapid depreciation. Additionally, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest due on the loan, which could cause us to increase our provision for loan losses and adversely affect our financial condition and operating results.
If our problem assets increase, our earnings will decrease.
At September 30, 2017, our nonperforming assets (which consist of nonaccrual loans, loans 90 days or more delinquent, and foreclosed real estate assets) consisted of $1.7 million of loans and $1.4 million of OREO. Excluded from the nonperforming loans at September 30, 2017 is an additional $888,000 of acquired loans that are regarded as accruing loans due to the ongoing recognition of accretion income established at the time of acquisition. In addition, our classified assets (consisting of substandard loans and securities, doubtful loans and loss assets) totaled $32.1 million at September 30, 2017. Our problem assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level. From time to time, we also write down the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our OREO. Further, the resolution of problem assets requires the active involvement of management, which could detract from the overall supervision of our operations. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.
Acquisitions could disrupt our business and adversely affect our operating results.
The Company has been highly acquisitive in recent years, completing the three FDIC-assisted transactions between 2009 and 2011, and the CBS and Resurgens acquisitions in the last two years. We expect to continue to grow by acquiring other financial institutions, related businesses or branches of other financial institutions that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we may not be able to adequately or profitably manage this growth. In addition, such acquisitions may involve the issuance of securities, which may have a dilutive effect on earnings per share. Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

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
We will incur transaction and integration costs in connection with mergers and acquisitions.
Transaction and integration costs are a significant part of any merger. During our merger with CBS in fiscal 2016, we recognized $4.2 million of acquisition-related costs, and to date we have recognized $1.9 million of costs in conjunction with the Resurgens merger, with more costs expected prior to integration in February 2018. These costs include, but are not limited to, severance pay, contract buyouts, legal and professional fees, operational expenses, data processing costs and other, miscellaneous expenses. These costs can have a short-term negative impact to our results of operations, cash flows and earnings per share. The success of any merger, including anticipated benefits and cost savings, depends on, among many other things, our ability to combine the businesses in a timely manner that permits growth opportunities, including, among other things, enhanced revenues and revenue synergies, an expanded market reach and operating efficiencies, and that does not materially disrupt the existing customer relationships of either us or the acquired institution, nor result in decreased revenues due to loss of customers. If we are not able to achieve these objectives, the anticipated benefits of any merger may not be realized fully or at all, or may take longer to realize than expected. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could have an adverse effect on the surviving corporation's business, financial condition, operating results and prospects. In addition, it is possible that the integration process of any merger could result in the disruption of our ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of a merger.

Reductions in service charge income could negatively impact our earnings.
We derive significant revenue from service charges on deposit accounts, totaling $7.6 million during fiscal 2017, the bulk of which comes from overdraft-related fees. Changes in banking regulations, such as the FRB’s rules on certain overdraft payments on consumer accounts, as well as the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, could have an adverse impact on our ability to derive income from service charges. Increased competition from other financial institutions or changes in consumer behavior could lead to declines in our deposit balances, which would result in a decline in service charge fees. Such a reduction could have a material impact on our earnings.
Reductions in interchange income could negatively impact our earnings.
Interchange income is derived from fees paid by merchants to the interchange network in exchange for the use of the network's infrastructure and payment facilitation. These fees are paid to card issuers to compensate them for the costs associated with issuance and operation. We earn interchange fees on card transactions from its debit cards, including $5.5 million during the year ended September 30, 2017. Merchants have attempted to negotiate lower interchange rates, and the Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that may be charged for certain debit card transactions. Merchants may also continue to pursue alternative payment platforms, such as Apple Pay, to lower their processing costs. Any such new payment system may reduce our interchange income. Our failure to comply with the operating regulations set forth by payment card networks, which may change, could subject us to penalties, fees or the termination of our license to use the networks. Any of these scenarios could have a material impact on our business, financial condition and results of operations.
If the allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
We derive the most significant portion of our revenues from our lending activities. When we lend money, commit to lend money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our customers do not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans is insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our capital, financial condition and operating results. We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. If our assumptions are incorrect, the allowance for loan losses – which is a reserve established through a provision for loan losses charged to expenses and represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans – may not be sufficient to cover losses inherent in our loan portfolio. Consequently, this would require additions to the allowance for loan losses. Additions to the allowance would decrease our net income and capital. At September 30, 2017, our allowance for loan losses was $11.1 million, or 0.96% of total loans and 649.13% of nonperforming loans, compared to $10.4 million, or 1.03% of loans and 277.66% of nonperforming loans at September 30, 2016. At September 30, 2017, we had $1.7 million of total nonperforming loans.
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
Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2017, the fair value of our portfolio of investment securities, mortgage-backed securities and collateralized mortgage obligations totaled $183.8 million. Net unrealized losses on these securities totaled $1.7 million at September 30, 2017.
Additionally, 63.6% of our one- to four-family loan portfolio is comprised of adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable-rate mortgage loans, which would increase the possibility of default.
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
A reduction in future corporate tax rates could have a material impact on the value of our deferred tax assets.
As a financial institution, we are generally subject to higher effective tax rates than other industries. The effects of future changes in tax laws or rates are not anticipated in the determination of the fair value of our net deferred tax assets. Changes in tax rates, such as those proposed by President Donald Trump, that, among other things, would lower the corporate tax rate from its current 35%, would decrease the amount of our net deferred tax assets, though uncertainty regarding the timing and magnitude of any reduction make it difficult to predict the overall impact on the Company of such a decrease. If such a reduction were to occur, the Company would likely recognize income tax expense to reduce the deferred tax asset, which would negatively impact our earnings and could adversely impact the price of our stock. Such one-time charges would be offset in part by reductions in income tax going forward.
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
Bank regulatory agencies, such as the Office of the Comptroller of the Currency and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations are likely to increase our costs of regulatory compliance and costs of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. For example, regulatory changes to our overdraft protection programs could decrease the amount of fees we receive for these services. For the years ended September 30, 2017 and 2016, overdraft protection fees totaled $5.9 million and $5.5 million, respectively. We cannot fully predict the effect that changes in law or regulation will have on the Company’s or the Bank’s businesses or our ability to pursue future business opportunities, our financial condition or results of operations.
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
Our common stock is traded on the NASDAQ Global Select Market. However, the average daily trading volume in the Company’s common stock has been relatively small, averaging less than 43,000 shares per day during 2017. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We currently conduct business through our administrative office in West Point, Georgia, our branch offices in Metro Atlanta, the I-85 corridor south to Auburn, Alabama, and the Florida Panhandle. Our Georgia branch offices are located in Buckhead, Carrollton, Decatur, LaGrange (three offices), Marietta (three offices), Newnan (two offices), Norcross, Smyrna, Tucker and West Point, and our Alabama branches are located in Auburn (two offices), Opelika and Valley. Our Florida Branch offices are in Milton, Pace and Pensacola. The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $29.6 million at September 30, 2017.

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

	Price Per Share		Cash Dividend Declared
	High	Low
Fiscal 2017
Fourth quarter	$19.47	$15.81	$0.070
Third quarter	21.11	17.16	0.065
Second quarter	20.10	16.27	0.060
First quarter	16.75	12.51	0.055
Fiscal 2016
Fourth quarter	$13.98	$12.54	$0.050
Third quarter	13.80	12.36	0.050
Second quarter	14.02	12.34	0.050
First quarter	14.76	12.28	0.050
Holders
As of December 7, 2017, there were approximately 633 holders of record of our common stock.
Dividends
The Company started paying a quarterly cash dividend in September 2002. Following the dividend paid in May 2012, the quarterly cash dividend was briefly discontinued until it was reinstated in May 2013. The dividend rate and the continued payment of dividends will primarily depend on our earnings, alternative uses for capital, such as capital requirements, acquisition opportunities, our financial condition and results of operations, statutory and regulatory limitations affecting dividends and the policies of the Board of Governors of the Federal Reserve System (“FRB”) and, to a lesser extent, tax considerations and general economic conditions. In the first quarter of fiscal 2017, the Company increased the dividend payment from $0.05 per share to $0.055 per share, and has increased the dividend by half a cent per share each quarter since.
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
Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12(d) Equity Compensation Plan Information, in this Annual Report on Form 10-K, for the table providing information as of September 30, 2017 about Company common stock that may be issued upon the exercise of options under the Charter Financial Corporation 2001 Stock Option Plan and the Charter Financial Corporation 2013 Equity Incentive Plan.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended September 30, 2017, the Company repurchased no shares as part of its publicly announced share repurchase program. In December 2015, the Company's Board of Directors approved a stock repurchase program, the fifth approved and announced program since December 2013, allowing the repurchase of up to 800,000 shares, or approximately 5% of the Company's outstanding shares. During fiscal 2014, 2015, 2016 and 2017, 8.1 million shares were repurchased at a total cost of approximately $91.9 million.

ITEM 6.	SELECTED FINANCIAL DATA
The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes contained in Item 8 of this Annual Report on Form 10-K. The information at September 30, 2017 and 2016 and for the years ended September 30, 2017, 2016 and 2015 is derived in part from the audited consolidated financial statements that appear in this annual report. The information at September 30, 2015, 2014 and 2013, and for years ended September 30, 2014 and 2013, is derived in part from the audited consolidated financial statements that do not appear in this annual report. The information presented below does not include the financial condition, results of operations or other data of First Charter, MHC prior to its elimination following the April 8, 2013 conversion. The information presented prior to April 8, 2013, is that of Charter Federal, the Company's predecessor company.

	At September 30,
	2017	2016	2015	2014	2013
	(in thousands)
Selected financial condition data:
Total assets	$1,640,159	$1,438,389	$1,027,079	$1,010,361	$1,089,406
Cash and cash equivalents	152,338	91,849	30,343	99,463	161,452
Loans receivable, net (1)	1,149,276	994,052	714,761	606,367	579,854
Other real estate owned	1,437	2,706	3,411	7,316	15,684
Securities available for sale (2)	183,790	206,336	184,404	188,743	215,118
Transaction accounts	567,213	478,028	327,373	314,201	296,453
Total deposits	1,339,143	1,161,844	738,855	717,192	751,297
Borrowings	66,748	56,588	62,000	55,000	60,000
Total stockholders’ equity	214,199	203,150	204,931	224,955	273,778
Tangible total equity	171,236	170,716	200,058	220,206	268,649
________________________________

(1)
Included in the loan balances at September 30, 2014 and 2013, are loans that were covered under loss share agreements with the FDIC prior to the termination of these agreements in the amount of $69.6 million and $109.0 million, respectively. Loans are presented net of deferred loan fees, allowance for loan losses, nonaccretable differences and accretable discounts and exclude loans held for sale.

(2)	Includes all CharterBank investment and mortgage securities available for sale.

	At September 30,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Selected operating data:
Interest income	$55,861	$47,784	$37,893	$35,648	$42,636
Interest expense	6,719	5,630	5,013	5,730	7,361
Net interest income	49,142	42,154	32,880	29,918	35,275
Provision for loan losses	(900)	(250)	—	(713)	1,489
Net interest income after provision for loan losses	50,042	42,404	32,880	30,631	33,786
Noninterest income	19,239	20,964	12,329	14,277	11,653
Noninterest expense	46,523	45,398	36,832	36,211	36,314
Income before provision for income taxes	22,758	17,970	8,377	8,697	9,125
Income tax expense	8,322	6,107	2,805	2,742	2,869
Net income	$14,436	$11,863	$5,572	$5,955	$6,256
Per share data: (1)
Earnings per share – basic	$1.01	$0.83	$0.35	$0.29	$0.30
Earnings per share – fully diluted	$0.95	$0.79	$0.34	$0.28	$0.30
Cash dividends per share	$0.25	$0.20	$0.20	$0.20	$0.35
________________________________

(1)	Share and share amounts held by the public prior to April 8, 2013 have been restated to reflect the completion of the second-step conversion on April 8, 2013 using a conversion ratio of 1.2471.

At or For the Years Ended September 30,
2017	2016	2015	2014	2013
Selected financial ratios and other data:
Performance ratios:
Return on average assets (ratio of net income to average total assets)	0.98%	0.98%	0.56%	0.56%	0.58%
Return on average equity (ratio of net income to average equity)	6.89%	5.90%	2.62%	2.28%	2.98%
Return on average tangible equity (ratio of net income to average tangible equity) (1)	8.18%	6.46%	2.68%	2.32%	3.06%
Net interest rate spread (2)	3.54%	3.74%	3.49%	3.02%	3.66%
Net interest margin (3)	3.67%	3.89%	3.67%	3.22%	3.82%
Net interest margin, excluding the effects of purchase accounting (4)	3.53%	3.47%	3.26%	2.87%	2.82%
Efficiency ratio (5)	68.04%	71.93%	81.47%	81.93%	77.38%
Non-interest expense to average total assets	3.15%	3.76%	3.68%	3.41%	3.38%
Average interest-earning assets as a ratio of average interest-bearing liabilities	1.25	x	1.28	x	1.32	x	1.31	x	1.19x
Average equity to average total assets	14.17%	16.67%	21.24%	24.62%	19.51%
Dividend payout ratio (6)	24.79%	24.24%	56.25%	70.06%	122.82%
Asset quality ratios: (7)
Nonperforming assets to total assets	0.19%	0.45%	0.73%	1.14%	1.71%
Nonperforming loans to total loans	0.15%	0.37%	0.57%	0.69%	0.49%
Allowance for loan losses as a ratio of nonperforming loans	6.49	x	2.78	x	2.30	x	2.23	x	4.15	x
Allowance for loan losses to total loans	0.96%	1.03%	1.30%	1.53%	2.04%
Net (recoveries) charge-offs as a percentage of average loans outstanding	(0.16)%	(0.13)%	—%	0.06%	1.48%
Bank regulatory capital ratios:
Total risk-based capital (to risk-weighted assets)	14.45%	15.26%	21.71%	27.90%	33.83%
Tier 1 risk-based capital (to risk-weighted assets)	13.53%	14.34%	20.55%	26.65%	32.57%
Common equity tier 1 risk-based capital (to risk-weighted assets) (8)	13.53%	14.34%	20.55%	N/A	N/A
Tier 1 leverage (to average assets)	10.96%	11.51%	16.04%	17.67%	18.56%
Holding company regulatory capital ratios: (9)
Total risk-based capital (to risk-weighted assets)	15.79%	16.74%	25.48%	N/A	N/A
Tier 1 risk-based capital (to risk-weighted assets)	14.87%	15.82%	24.32%	N/A	N/A
Common equity tier 1 risk-based capital (to risk-weighted assets) (8)	14.32%	15.23%	24.32%	N/A	N/A
Tier 1 leverage (to average assets)	12.05%	12.68%	19.11%	N/A	N/A
Consolidated capital ratios:
Total equity to total assets	13.06%	14.12%	19.95%	22.26%	25.13%
Tangible common equity ratio (10)	10.72%	12.14%	19.56%	21.90%	24.78%
Other data:
Number of full service offices	22	20	15	15	16
Full time equivalent employees	356	323	273	282	287
________________________________

(1)	Non-GAAP financial measure, derived as net income divided by average total equity less average intangible assets. See Non-GAAP Financial Measures for further information.

(2)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities for the year.

(3)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(4)
Net interest income excluding accretion and amortization of loss share loans receivable divided by average net interest earning assets, excluding average loan accretable discounts in the amount of $2.4 million, $3.4 million, $4.6 million, $4.9 million and $9.2 million for the years ended September 30, 2017, 2016, 2015, 2014 and 2013, respectively, a non-GAAP measure. See Non-GAAP Financial Measures.

(5)	The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income.

(6)	The dividend payout ratio represents total dividends declared and not waived by First Charter, MHC as applicable prior to the completion of the conversion, divided by total net income.

(7)
Due to the early termination of the FDIC loss share agreements in the fourth quarter of fiscal 2015, ratios for the year ended September 30, 2015, include all previously covered assets with the exception of FAS ASC 310-30 loans that are excluded from nonperforming loans due to the ongoing recognition of accretion income established at the time of acquisition.

(8)	Common equity tier 1 risk-based capital ratio requirements were established under Basel III guidelines. Therefore, this ratio is not applicable to periods prior to January 1, 2015.

(9)
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

(10)	Non-GAAP financial measure, derived as total capital less intangible assets divided by total assets less intangible assets. See Non-GAAP Financial Measures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
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
On April 8, 2013, we completed our conversion from the mutual holding company to the stock holding company form of organization. As a result of the stock offering, we received gross proceeds of $142.9 million. Since the conversion, our stock price has experienced an 81% increase as we have utilized our excess capital to enhance shareholder value by a variety of means including the continued repurchase of shares at a price approximating tangible book value, acquisitions, the ongoing payment of a quarterly cash dividend and growing our loan portfolio. During fiscal 2017 we had a total stockholder return of 45.81%. We continue to explore other strategic initiatives, including acquisitions, that are accretive to earnings.
As a result of our loan underwriting policies, management believes that we did not suffer the same level of loan losses during the previous economic downturn as many financial institutions in our market area. Consequently, we were able to take advantage of attractive low-risk opportunities to enhance our banking franchise through the purchase of three distressed banking franchises from the FDIC between 2009 and 2011, as well as healthy-bank acquisitions in 2016 and 2017. As a result of the acquisitions, we extended our retail branch footprint as part of our efforts to increase retail deposits and reduce reliance on brokered deposits and borrowings as a significant source of funds. In total, $553.4 million of loans were acquired and $721.3 million of deposits were assumed via the FDIC-assisted acquisitions. As part of the acquisition of CBS in 2016, we acquired $300.8 million of loans and assumed $333.7 million of deposits. As part of the acquisition of Resurgens in 2017, we acquired $128.8 million of loans and assumed $138.0 million of deposits. Purchase discount accretion associated with the purchased loans and amortization of the indemnification asset, resulted in net increases to total interest income in the amounts of $1.7 million, $4.4 million and $3.6 million, for the years ended September 30, 2017, 2016 and 2015, respectively. Under purchase accounting rules, the Company currently expects to realize remaining loan discount accretion of $4.1 million.
During the fourth quarter of fiscal 2015, an agreement was reached with the FDIC to terminate all loss share agreements, bringing to an end a mutually beneficial venture between the Bank and the FDIC. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — FDIC Loss-Share Resolution," for more information regarding the Bank’s FDIC-assisted acquisitions and subsequent loss share resolution.

For the year ended September 30, 2017, our earnings per basic and diluted share increased $0.18 and $0.16, or 21.69% and 20.25% respectively, compared to the prior fiscal year, due to an increase in net income of $2.6 million to $14.4 million, compared with $11.9 million for the year ended September 30, 2016, and to a lesser degree the effects of the Company's share repurchase programs and the associated reduced weighted average share count. The increase in net income was attributable to increased loan interest income as a result of the acquisition of CBS in April 2016 and legacy loan growth, partly aided by the acquisition of Resurgens in September 2017, as well as continued increases in deposit and bankcard fee income of $1.2 million. Net interest income increased $7.0 million due to increased loan balances from the acquisitions of CBS and Resurgens and increased interest on the Company's interest-bearing deposits in other financial institutions. These increases were partially offset by a $1.3 million increase in deposits expense due to higher deposit balances from the CBS and Resurgens acquisitions as well as legacy deposit growth. A negative provision for loan losses of $900,000 was recorded during the year ended September 30, 2017, due to the continued improvement in the credit quality of the loan portfolio and net recoveries in 11 of the past 12 quarters. We experienced net loan recoveries of $1.6 million for the year ended September 30, 2017, compared to net loan recoveries of $1.1 million in fiscal 2016. Noninterest income decreased $1.7 million to $19.2 million for the year ended September 30, 2017 due primarily to a reduction of $3.2 million in recoveries on loans formerly covered under loss sharing agreements with the FDIC, offset in part by increases in deposit and bankcard fee income and gain on the sale of loans. Noninterest expense increased to $46.5 million for the year ended September 30, 2017 due to increased ongoing operational costs as a result of the acquisition of CBS as well as $1.9 million of acquisition expenses related to the purchase of Resurgens, which were largely concentrated in data processing, legal and professional fees and severance costs.
For the year ended September 30, 2016, our earnings per basic and diluted share increased $0.48 and $0.45 respectively, compared to the prior fiscal year, due to an increase in net income of $6.3 million to $11.9 million, compared with $5.6 million for the year ended September 30, 2015, as well as the effects of the Company's stock repurchase program and associated reduced share count. The increase in net income was attributable to the acquisition of CBS and resultant higher interest income, partially offset by a net $600,000 pre-tax charge to income from nonrecurring CBS acquisition costs and recoveries on loans formerly covered by FDIC loss sharing agreements. Net income was also positively impacted by a prior-year net $2.4 million impairment charge to the FDIC receivable related to our termination of loss sharing agreements in the fourth quarter of fiscal 2015 and an increase of $1.5 million in deposit and bankcard fee income compared to 2015. Net interest income increased $9.3 million due to increased loan balances from the acquisition of CBS, as well as $2.4 million of amortization of the FDIC loss share receivable in the prior year. No such amortization was recorded in 2016. These increases were partially offset by a $725,000 increase in deposits expense due to higher deposit balances from the CBS acquisition as well as legacy deposit growth. A negative provision for loan losses of $250,000 was recorded during the year ended September 30, 2016, due to the continued improvement in the credit quality of the loan portfolio. We experienced net loan recoveries of $1.1 million for the year ended September 30, 2016, compared to net loan recoveries of $18,000 in fiscal 2015. Noninterest income increased $8.6 million to $21.0 million for the year ended September 30, 2016 due primarily to the recoveries on loans formerly covered by the FDIC, as well as the write-off of the remaining FDIC asset and settlement charges paid to the FDIC in the fourth quarter of fiscal 2015. Noninterest expense increased to $45.4 million for the year ended September 30, 2016 due to CBS merger expenses, which were largely concentrated in severance costs, data processing expenses and legal and professional fees. There were smaller increases in legacy operations in compensation and professional fees.
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
On April 8, 2013, we completed our conversion from the mutual holding company form of organization to the fully public stock holding company form of organization and raised $142.9 million in gross offering proceeds from the related stock offering. We intend to continue to leverage our excess capital in order to provide value to our shareholders. The Company has increased its quarterly cash dividend payment for five consecutive quarters and also paid a special dividend of $0.25 per share to shareholders in fiscal 2013. Additionally, since December 2013, we have completed four stock buyback programs and initiated a fifth whereby a total of 8.1 million shares, or approximately 36%, of our common stock has been repurchased at an average price of $11.34 per share, which approximates tangible book value. Through acquisitions, organic growth, buybacks and dividends we have added leverage to bring our tangible capital to tangible assets down from over 24.78% to about 10.72%. This capital leverage enabled us to bring our return on tangible equity up from about 3.06% to over 8.18%.

The Atlanta market, especially the North Atlanta platinum triangle, is one of the highest growth markets in Georgia and Alabama. As of September 30, 2017, approximately 56.0% of our loans are on properties in the Atlanta MSA and 52.8% of our deposits are in the Atlanta MSA. This market provides significant opportunities for growth through acquisition and/or hiring experienced bankers with the capacity to move banking relationships. We continue to evaluate acquisition opportunities that would be accretive to earnings.
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

•
Expand our retail banking franchise. Our focus is on growing our retail banking presence throughout the markets in Metro Atlanta, the I-85 corridor south to Auburn, Alabama, and the Florida Gulf Coast. Since September 30, 2010 we have reduced FHLB borrowings by $152.0 million and certificates of deposit by $83.7 million in our efforts to fund our balance sheet with core deposits (comprised of transaction, savings and money market accounts, as well as retail certificates of deposit under $250,000). Over this same time period we have increased core deposits from $649.7 million to $1.2 billion while lowering our cost of funds from 2.55% for the year ended September 30, 2010 to 0.63% for the year ended September 30, 2017. These deposits provide a low cost source of funds for our lending operations, as well as a source of fee income.

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

•
Expand franchise in good markets. Since 2008 we have entered the Atlanta metro market with 11 branches. We also added three branches in the Pensacola MSA. Our legacy branches are on the I-85 corridor from Lagrange, Georgia to Auburn, Alabama. Atlanta is the fourth-fastest growing city in the United States.

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

•
Maintain strong asset quality. We emphasize a disciplined credit culture based on intimate market knowledge, close ties to our customers, sound underwriting standards and experienced loan officers. While the challenging operating environment which began several years ago contributed to an increase in problem assets, management’s primary objective has been to expeditiously reduce the level of nonperforming and classified assets through diligent monitoring and aggressive resolution efforts. The results of this effort are evidenced by our asset quality at September 30, 2017, with $3.1 million of nonperforming assets which represented 0.19% of total assets. This is compared to $6.4 million of nonperforming assets, or 0.45% of total assets, at September 30, 2016. Our ratio of allowance for loan losses to nonperforming loans was 649.13% at September 30, 2017.

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

•
Scalable operating platform. Our previous acquisitions of CBS and Resurgens, as well as our FDIC-assisted acquisitions highlight our ability to capitalize on opportunities that offer attractive risk-adjusted returns and provide a template for future acquisitions. We will continue to improve our operating leverage and focus our attention on other initiatives to increase franchise value.

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
Following the acquisitions of CBS and Resurgens in April 2016 and September 2017, respectively, we established accretable discounts on performing loans acquired. Management periodically reviews the adequacy of existing discounts, which totaled $4.1 million at September 30, 2017, to ensure no additional reserves are needed for acquired loans. At September 30, 2017, it was determined that such existing discounts were adequate to cover any potential losses in the portfolio.
Business Combinations. Accounting principles generally accepted in the United States requires that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. Under U.S. GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. U.S. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date.
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
Goodwill and Other Intangible Assets. Intangible assets include costs in excess of net assets acquired and deposit premiums recorded in connection with the acquisitions. In accordance with accounting requirements, we test our goodwill for impairment annually or more frequently as circumstances and events may warrant. No impairment charges have been recognized through September 30, 2017.
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

Comparison of Financial Condition at September 30, 2017 and 2016
Assets. Total assets increased $201.8 million, or 14.0%, to $1.6 billion at September 30, 2017, compared to September 30, 2016, largely due to the Company's purchase of Resurgens, which brought in $177.5 million of total assets, $128.8 million of loans and $138.0 million of deposits. Net loans grew $155.2 million, or 15.6%, to $1.1 billion at September 30, 2017, from $994.1 million at September 30, 2016.
Cash and cash equivalents. Cash and cash equivalents increased to $152.3 million at September 30, 2017, up from $91.8 million at September 30, 2016. This increase was primarily the result of a surge in deposits during the first two quarters of the year, along with paydowns on the Company's securities portfolio. The Company also received net cash of $5.4 million from the acquisition of Resurgens in September 2017.
Loans. At September 30, 2017, total net loans were $1.1 billion, or 70.1% of total assets, compared with $994.1 million, or 69.1% of total assets, at September 30, 2016. The increase was largely attributable to the aforementioned $128.8 million of loans purchased from Resurgens. The Company also purchased $23.8 million of manufactured housing loans from a national lender during the year ended September 30, 2017.

________________________________

(1)	Loans are shown net of deferred loan fees, allowance for loan losses, nonaccretable differences and accretable discounts.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
1-4 family residential real estate (1)	$232,040	20.0%	$236,940	23.6%	$188,044	25.9%	$163,656	26.5%	$134,035	22.6%
Commercial real estate	697,071	60.0%	595,157	59.2%	416,576	57.4%	356,642	57.8%	364,281	61.4%
Commercial	103,673	8.9%	71,865	7.1%	37,444	5.2%	28,298	4.6%	29,225	4.9%
Real estate construction	88,792	7.6%	80,500	8.0%	77,217	10.6%	63,485	10.3%	44,653	7.5%
Consumer and other loans	39,944	3.5%	21,241	2.1%	6,392	0.9%	5,139	0.8%	20,897	3.6%
Total loans, gross (2)	1,161,520	100.0%	1,005,703	100.0%	725,673	100.0%	617,220	100.0%	593,091	100.0%
Deferred loan fees, net	(1,166)		(1,280)		(1,423)		(1,382)		(1,124)
Allowance for loan losses	(11,078)		(10,371)		(9,489)		(9,471)		(12,113)
Loans receivable, net (3)	$1,149,276		$994,052		$714,761		$606,367		$579,854
________________________________

(1)	Excludes loans held for sale of $2.0 million $2.9 million, $1.4 million, $2.1 million and $1.9 million at September 30, 2017, 2016, 2015, 2014 and 2013, respectively.

(2)	Net of undisbursed proceeds on loans-in-process and acquired loan fair value discounts.

(3)
Included in the loan balances at September 30, 2014, 2013, and 2012, are net loans that were covered under loss share agreements with the FDIC prior to the termination of these agreements in the amount of $69.6 million, $109.0 million, and $166.2 million, respectively.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	1-4 family residential real estate (1)		Commercial real estate (1)		Commercial (1)
	Amount	Weighted average rate	Amount	Weighted average rate	Amount	Weighted average rate
	(dollars in thousands)
Due During the Years Ending September 30,
2018	$32,061	4.60%	$96,832	4.90%	$27,516	4.91%
2019	7,255	4.87	71,645	4.87	15,977	4.81
2020	7,176	4.74	99,409	4.70	11,528	5.23
2021 to 2022	4,359	5.15	84,359	4.77	19,417	4.73
2023 to 2027	57,369	4.30	119,115	4.65	13,476	5.11
2028 to 2032	29,416	3.98	97,738	4.68	10,365	3.43
2033 and beyond	94,404	4.35	127,974	4.73	5,394	6.11
Total	$232,040	4.37	$697,072	4.75	$103,673	4.84

	Real estate construction (1) (3)		Consumer and other loans (1)		Total (2)
	Amount (3)	Weighted average rate	Amount	Weighted average rate	Amount	Weighted average rate
	(dollars in thousands)
Due During the Years Ending September 30,
2018	$68,447	5.47%	$1,656	5.57%	$226,512	5.04%
2019	12,298	5.31	1,033	4.61	108,208	4.91
2020	840	4.25	1,665	4.96	120,618	4.75
2021 to 2022	1,800	4.94	1,599	4.62	111,534	4.78
2023 to 2027	83	6.25	422	6.76	190,465	4.58
2028 to 2032	922	4.85	5,061	8.80	143,502	4.59
2033 and beyond	4,402	3.82	28,507	8.86	260,681	5.06
Total	$88,792	5.34	$39,943	8.25	$1,161,520	4.85
________________________________

(1)	Presented net of undisbursed proceeds on loans-in-progress.

(2)	Excludes allowance for loan losses and net deferred loan fees.

(3)	All real estate construction loans with scheduled repayments in 2020 and beyond are construction-to-permanent loans.
The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2017 that are contractually due after September 30, 2018.

	Due After September 30, 2018
	Fixed	Adjustable	Total
	(in thousands)
1-4 family residential real estate	$56,162	$143,818	$199,980
Commercial real estate	2,309	18,036	20,345
Commercial	294,665	305,574	600,239
Real estate construction	38,113	174	38,287
Consumer and other loans	50,323	25,834	76,157
Total loans	$441,572	$493,436	$935,008
Investment and Mortgage Securities Portfolio. At September 30, 2017, our investment and mortgage securities portfolio totaled $183.8 million, compared to $206.3 million at September 30, 2016. The decrease was attributable to $24.1 million in securities that were called or matured, $6.3 million in net sales and $18.9 million in principal paydowns, offset in part by $30.2 million of purchases of new securities. Unrealized gains on securities decreased $3.4 million. There were no other-than-temporary impairment charges in 2017, 2016 or 2015.
We review our investment portfolio on a quarterly basis for indications of impairment. In addition to management’s intent and ability to hold the investments to maturity or recovery of carrying value, the review for impairment includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer. Our review of mortgage securities includes loan geography, loan to value ratios, credit scores, types of loans, loan vintage, credit ratings, loss coverage from tranches less senior than our investment tranche and cash flow analysis. Our investments are evaluated using our best estimate of future cash flows. If, based on our estimate of cash flows, we determine that an adverse change has occurred, other-than-temporary impairment would be recognized for the credit loss. During the year ended September 30, 2017, we sold our one private-label security which had a cumulative $380,000 other-than-temporary impairment charge recorded in prior years. No non-agency collateralized mortgage backed securities in our investment portfolio remain other- than- temporarily impaired at September 30, 2017.

The following table sets forth the composition of our investment and mortgage securities portfolio at the dates indicated. At September 30, 2017, all investment and mortgage securities were classified as available for sale.

	At September 30,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Other investment securities:
State and municipal securities	$2,239	$2,252	$2,484	$2,524	$—	$—
Collateralized loan obligations	40,629	40,677	39,749	39,707	39,637	39,496
Total investment securities	42,868	42,929	42,233	42,231	39,637	39,496
Mortgage-backed and mortgage-related securities:
FHLMC certificates	21,658	21,755	27,432	28,025	35,533	35,991
FNMA certificates	114,741	112,992	126,293	127,403	97,677	98,218
GNMA certificates	2,504	2,506	1,509	1,513	1,554	1,559
Total mortgage-backed and mortgage-related securities	138,903	137,253	155,234	156,941	134,764	135,768
Collateralized mortgage obligations:
FHLMC	—	—	—	—	37	39
FNMA	—	—	—	—	62	63
Other (1)	3,743	3,608	7,197	7,164	8,989	9,038
Total collateralized mortgage obligations	3,743	3,608	7,197	7,164	9,088	9,140
Total mortgage-backed securities and collateralized mortgage obligations	142,646	140,861	162,431	164,105	143,852	144,908
Total	$185,514	$183,790	$204,664	$206,336	$183,489	$184,404
________________________________

(1)	Includes private-label mortgage securities. See Note 4: Securities Available for Sale in the Notes to Consolidated Financial Statements.
We analyze our non-agency collateralized mortgage securities for other-than-temporary impairment at least quarterly. We use a multi-step approach using Bloomberg analytics considering market price, ratings, ratings changes, and underlying mortgage performance including delinquencies, foreclosures, deal structure, underlying collateral losses, prepayments, loan-to-value ratios, credit scores, and loan structure and underwriting, among other factors. We apply the Bloomberg default model, and if the bond shows no losses we consider it not other-than-temporarily impaired. If a bond shows losses or a break in yield with the Bloomberg default model, we create a probable vector of loss severities and defaults and if it shows a loss we consider it other-than-temporarily impaired. Our investments in CLOs are in structured securities where our investment is one of the top three tranches with significant credit support. The underlying collateral is in traded loans with obligors having credit ratings and is actively traded. The securities include covenants requiring weighted average credit ratings of the underlying loans to maintain acceptable levels. All of the securities currently in our CLO portfolio are rated at least AA.
Cash flow analysis indicates that the yields on all of the private-label securities noted above are maintained. The unrealized losses may relate to general market liquidity and, in the securities with the larger unrealized losses, weakness in the underlying collateral, market concerns over foreclosure levels, and geographic concentration. We consider these unrealized losses to be temporary impairment losses primarily because cash flow analysis indicates that there are continued sufficient levels of credit enhancements and credit coverage levels of less senior tranches. As of September 30, 2017, the private-label securities were classified as available for sale and no other-than-temporary impairment charge had been recorded in prior periods. Based on the analysis performed by management as of September 30, 2017, we deemed it probable that all contractual principal and interest payments will be collected and therefore there is no other-than-temporary impairment. See Note 4: Securities Available for Sale in our Financial Statements for further information.
Securities Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at September 30, 2017 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect scheduled amortization or the impact of prepayments or redemptions that may occur.

	One year or less		Years two through five		Years six through ten		More than ten years		Total securities
	Amort- ized Cost	Weight- ed Avg Yield	Amort- ized Cost	Weight- ed Avg Yield	Amort- ized Cost	Weight- ed Avg Yield	Amort- ized Cost	Weight- ed Avg Yield	Amort- ized Cost	Fair Value	Weight- ed Avg Yield
	(dollars in thousands)
Other investment securities:
State and municipal securities	$808	1.86%	$1,431	2.65%	$—	—%	$—	—%	$2,239	$2,252	2.37%
Collateralized loan obligations	—	—	—	—	11,579	3.54	29,050	3.03	40,629	40,678	3.17
Total investment securities	808	1.86	1,431	2.65	11,579	3.54	29,050	3.03	42,868	42,929
Mortgage-backed securities:
FHLMC certificates	—	—	1,066	1.79	4,390	1.84	16,202	2.26	21,658	21,755	2.07
FNMA certificates	12,824	0.97	25,139	2.14	63,187	1.49	13,591	2.42	114,741	112,992	2.54
GNMA certificates	—	—	—	—	—	—	2,504	5.14	2,504	2,506	5.14
Total mortgage-backed securities	12,824	—	26,205	2.05	67,577	1.51	32,297	4.32	138,903	137,253	2.21
Collateralized mortgage obligations:
Other (1)	108	3.60	—	—	—	—	3,635	3.50	3,743	3,608	7.11
Total collateralized mortgage obligations	108	3.60	—	—	—	—	3,635	3.50	3,743	3,608	7.11
Total	$13,740	1.04%	$27,636	1.48%	$79,156	1.97%	$64,982	2.90%	$185,514	$183,790	2.16%
________________________________

(1)	Includes private-label mortgage securities.
Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us non-interest income that is non-taxable. The total cash surrender values of such policies at September 30, 2017 and 2016 were $53.5 million and $49.3 million, respectively. The increase in the current year was partly due to $3.1 million of such policies purchased in the acquisition of Resurgens.
Deposits. Total deposits increased $177.3 million, or 15.26%, to $1.3 billion at September 30, 2017 from $1.2 billion at September 30, 2016. The increase was primarily attributable to the aforementioned $138.0 million of deposits brought in by the acquisition of Resurgens, as well as a surge in legacy deposits, particularly during the first two quarters of the current fiscal year. Overall, transaction, money market and retail certificates of deposit accounts increased $89.2 million, $36.6 million and $46.7 million, respectively, during 2017. At September 30, 2017, $1.1 billion of deposits were retail deposits and $39.2 million of deposits were classified as wholesale deposits. Funds on deposit from internet services and brokered deposits are considered wholesale deposits.

		Deposit Balances
	Deposit & Bankcard Fees	Checking	Savings	Money Market	Retail CDs Under $250k	Total Core Deposits (1)	Retail CDs $250k & Over	Wholesale CDs	Total Deposits
		(in thousands)
September 30, 2017	$3,499	$567,213	$66,158	$279,483	$332,608	$1,245,462	$54,480	$39,201	$1,339,143
June 30, 2017	3,415	510,810	65,430	236,785	303,157	1,116,182	41,267	36,805	1,194,254
March 31, 2017	3,067	513,294	64,868	242,375	304,798	1,125,335	39,602	36,793	1,201,730
December 31, 2016	3,170	481,841	61,300	265,316	304,364	1,112,821	36,744	36,782	1,186,347
September 30, 2016	3,179	478,028	63,824	242,853	303,456	1,088,161	36,906	36,777	1,161,844
June 30, 2016	3,110	472,123	62,810	247,165	301,675	1,083,773	34,719	36,753	1,155,245
March 31, 2016	2,809	353,834	54,317	146,109	182,370	736,630	24,462	30,600	791,692
December 31, 2015	2,898	331,570	50,017	131,997	179,609	693,193	20,452	30,589	744,234
September 30, 2015	2,767	327,373	50,566	127,215	178,578	683,732	19,546	35,577	738,855
________________________________

(1)	Non-GAAP financial measure. See Non-GAAP Financial Measures for more information.
The following table sets forth the distribution of total deposit accounts, by account type, for the periods indicated.

	For the Years Ended September 30,
	2017			2016			2015
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Deposit type:
Savings accounts	$63,927	5.4%	0.04%	$56,963	6.1%	0.04%	$49,782	6.9%	0.02%
Certificates of deposit	384,304	32.1	0.91	297,270	31.8	0.85	227,917	31.6	0.94
Money market	252,148	21.1	0.31	185,818	19.8	0.28	125,151	17.4	0.21
Checking	494,244	41.4	0.09	396,485	42.3	0.09	318,404	44.1	0.10
Total deposits	$1,194,623	100.0%	0.37%	$936,536	100.0%	0.37%	$721,254	100.0%	0.45%
The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At September 30,
	2017	2016	2015
	(in thousands)
Interest rate:
Less than 2.00%	$403,851	$356,734	$228,637
2.00% to 2.99%	17,773	15,708	5,064
3.00% to 3.99%	4,665	4,697	—
Total	$426,289	$377,139	$233,701

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At September 30, 2017
	Period to Maturity
	Less than or equal to one year	More than one to two years	More than two to three years	More than three years	Total	Percent of total
	(dollars in thousands)
Interest rate range:
0.49% and below	$43,507	$3,621	$3,593	$3,709	$54,430	12.8%
0.50% to 0.99%	70,853	14,229	1,468	2,774	89,323	20.9
1.00% to 1.99%	143,876	54,295	33,106	28,821	260,098	61.0
2.00% to 2.99%	57	1,524	9,893	6,299	17,773	4.2
3.00% to 3.99%	—	150	—	4,515	4,665	1.1
Total	$258,293	$73,819	$48,060	$46,118	$426,289	100.0%
As of September 30, 2017, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was approximately $93.8 million. As of September 30, 2017, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $249.0 million. The following table sets forth the maturity of those certificates greater than or equal to $100,000 as of September 30, 2017.

	At September 30, 2017
	Retail (1)	Wholesale (2)
	(in thousands)
Three months or less	$35,467	$2,286
Over three months through six months	37,475	2,726
Over six months through one year	62,707	12,000
Over one year to three years	62,500	16,191
Over three years	21,719	5,256
Total	$219,868	$38,459
________________________________

(1)	Retail certificates of deposit consist of deposits held directly by customers. The weighted average interest rate for all retail certificates of deposit at September 30, 2017, was 0.78%.

(2)	Wholesale certificates of deposit include brokered and credit union deposits. The weighted average interest rate for all wholesale certificates of deposit at September 30, 2017, was 1.21%.
Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank (“FHLB”) of Atlanta and floating rate junior subordinated debt assumed in the acquisition of CBS. At September 30, 2017, FHLB borrowings totaled $60.0 million, an increase of $10.0 million from September 30, 2016 due to $10.0 million of borrowings assumed in the acquisition of Resurgens. During the year ended September 30, 2017, we renegotiated a $25.0 million advance costing 4.30% to 3.43%. We also replaced a maturing, $25.0 million advance costing 4.33% with a new $25.0 million advance costing 1.76% in May 2016.
Floating rate junior subordinated debt totaled $6.7 million and $6.6 million at September 30, 2017 and 2016, respectively.
At September 30, 2017, we had available Federal Home Loan Bank advances of up to $443.6 million under existing lines of credit of which $60.0 million was advanced and $380.4 million was available. Based upon available collateral, $186.2 million of additional borrowings are available to us at September 30, 2017. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2017	2016	2015
	(dollars in thousands)
Balance at end of year	$60,023	$50,000	$62,000
Average balance during year	$50,832	$51,181	$54,499
Maximum outstanding at any month end	$60,023	$55,000	$62,000
Weighted average interest rate at end of year	2.45%	3.03%	3.55%
Average interest rate during year	2.80%	3.82%	4.19%
At September 30, 2017, approximately $74.3 million of credit was available to us at the Federal Reserve Bank based on loan collateral pledged. The credit at the Federal Reserve Bank was not used other than periodic tests to ensure the line was functional.
Stockholders’ Equity. At September 30, 2017, total stockholders’ equity totaled $214.2 million, or $14.17 per net share, an $11.0 million increase from September 30, 2016. The increase was primarily due to the Company's retention of earnings during the current fiscal year, as well as $625,000 of stock option exercises during the year. These increases were offset in part by $3.6 million in dividends paid to stockholders and a decrease in unrealized gain on securities available for sale of $2.2 million due to market interest rate changes after the November presidential election. Tangible book value, a non-GAAP financial measure (see Non-GAAP Financial Measures for more information), decreased to $11.33 per share at September 30, 2017 compared with $11.36 per share at September 30, 2016, as a result of $9.6 million of goodwill generated by the acquisition of Resurgens.

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

	For the Years Ended September 30,
	2017			2016			2015
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$103,483	894	0.86%	$52,667	217	0.41%	$42,836	93	0.22%
Certificates of deposit held at other financial institutions	10,457	147	1.41	8,946	105	1.18	—	—	—
FHLB common stock and other equity securities	3,478	162	4.66	3,222	154	4.79	3,304	143	4.33
Taxable investment securities	191,236	4,296	2.25	173,888	3,742	2.15	183,956	3,656	1.99
Nontaxable investment securities (1)	1,567	18	1.16	997	12	1.17	2,988	12	0.42
Restricted securities	279	11	3.95	129	5	3.89	—	—	—
Loans receivable (1)(2)(3)(4)	1,028,097	48,591	4.73	845,014	39,178	4.64	662,283	30,431	4.59
Accretion, net, of acquired loan discounts (5)		1,742	0.17		4,371	0.52		3,558	0.53
Total interest-earning assets	1,338,597	55,861	4.17	1,084,863	47,784	4.40	895,367	37,893	4.23
Total noninterest-earning assets	139,897			122,056			105,145
Total assets	$1,478,494			$1,206,919			$1,000,512
Liabilities and Equity:
Interest-bearing liabilities:
Interest bearing checking	$255,863	$406	0.16%	$206,985	$278	0.13%	$171,792	$214	0.12%
Bank rewarded checking	53,556	105	0.20	49,077	97	0.20	48,272	100	0.21
Savings accounts	63,927	25	0.04	56,963	23	0.04	49,782	10	0.02
Money market deposit accounts	252,148	777	0.31	185,818	522	0.28	125,151	265	0.21
Certificate of deposit accounts	384,304	3,480	0.91	297,270	2,533	0.85	227,917	2,138	0.94
Total interest-bearing deposits	1,009,798	4,793	0.47	796,113	3,453	0.43	622,914	2,727	0.44
Borrowed funds	50,832	1,422	2.80	51,181	1,955	3.82	54,513	2,286	4.19
Floating rate junior subordinated debt	6,651	505	7.59	3,022	222	7.33	—	—	—
Total interest-bearing liabilities	1,067,281	6,720	0.63	850,316	5,630	0.66	677,427	5,013	0.74
Noninterest-bearing deposits	184,825			140,423			98,340
Other noninterest-bearing liabilities	16,846			15,028			12,203
Total noninterest-bearing liabilities	201,671			155,451			110,543
Total liabilities	1,268,952			1,005,767			787,970
Total stockholders' equity	209,542			201,152			212,542
Total liabilities and stockholders' equity	$1,478,494			$1,206,919			$1,000,512
Net interest income		$49,141			$42,154			$32,880
Net interest earning assets (6)		$271,316			$234,547			$217,940
Net interest rate spread (7)			3.54%			3.74%			3.49%
Net interest margin (8)			3.67%			3.89%			3.67%
Net interest margin, excluding the effects of purchase accounting (9)			3.53%			3.47%			3.26%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.42%			127.58%			132.17%
________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion and amortization of the indemnification asset.

(5)	Accretion of accretable purchase discount on loans acquired acquisitions and amortization of the overstatement of the FDIC indemnification asset during the years ended September 30, 2015 and 2014.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)
Net interest margin, excluding the effects of purchase accounting, a non-GAAP measure (see Non-GAAP Financial Measures for more information) represents net interest income excluding accretion and amortization of acquired loans receivable as a percentage of average net interest earning assets excluding loan accretable discounts in the amount of $2.4 million, $3.4 million and $4.6 million for the years ended September 30, 2017, 2016 and 2015, respectively.

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

	Year Ended September 30, 2017 Compared to the Year Ended September 30, 2016
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$209	$238	$230	$677
Certificates of deposit held at other financial institutions	18	21	3	42
FHLB common stock and other equity securities	12	(4)	—	8
Taxable investment securities	373	165	16	554
Nontaxable investment securities	7	—	(1)	6
Restricted securities	6	—	—	6
Loans receivable	9,435	(2,179)	(472)	6,784
Total interest-earning assets	10,060	(1,759)	(224)	8,077
Interest Expense:
Checking accounts	78	49	9	136
Savings accounts	3	(1)	—	2
Money market deposit accounts	186	50	19	255
Certificate of deposit accounts	742	159	46	947
Total interest-bearing deposits	1,009	257	74	1,340
Borrowed funds	(13)	(523)	3	(533)
Floating rate junior subordinated debt	267	7	9	283
Total interest-bearing liabilities	1,263	(259)	86	1,090
Net change in net interest income	$8,797	$(1,500)	$(310)	$6,987

	Year Ended September 30, 2016 Compared to the Year Ended September 30, 2015
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$21	$83	$20	$124
FHLB common stock and other equity securities	(4)	15	—	11
Taxable investment securities	(200)	303	(17)	86
Nontaxable investment securities	(8)	23	(15)	—
Loans receivable	9,378	143	39	9,560
Total interest-earning assets	9,187	567	137	9,891
Interest Expense:
Checking accounts	51	9	1	61
Savings accounts	1	10	2	13
Money market deposit accounts	128	86	43	257
Certificate of deposit accounts	651	(196)	(60)	395
Total interest-bearing deposits	831	(91)	(14)	726
Borrowed funds	(140)	(203)	12	(331)
Total interest-bearing liabilities	691	(294)	220	617
Net change in net interest income	$8,496	$861	$(83)	$9,274

Comparison of Operating Results for the Years Ended September 30, 2017 and 2016
General. Net income increased $2.6 million, or 21.7%, to $14.4 million for the year ended September 30, 2017 from $11.9 million for the year ended September 30, 2016. Basic and diluted net income per share for the year ended September 30, 2017 increased 21.7% and 20.3%, respectively, compared to the prior year, due to the increased income as well as the impact of the share repurchase programs on weighted average number of common shares outstanding.
Net interest income after provision for loan losses increased $7.6 million, or 18.0%, to $50.0 million for the year ended September 30, 2017, from $42.4 million for the year ended September 30, 2016 due primarily to increased loan volume from the CBS acquisition in the third quarter of fiscal 2016. Noninterest income decreased $1.7 million, or 8.2%, to $19.2 million for the year ended September 30, 2017 from $21.0 million for the year ended September 30, 2016, due primarily to a $3.2 million decline in recoveries on loans formerly covered under FDIC loss sharing agreements. Noninterest expense increased $1.1 million to $46.5 million for the year ended September 30, 2017, compared to $45.4 million for the year ended September 30, 2016, due in part to increased ongoing operational costs as a result of the CBS acquisition as well as $1.9 million of merger costs associated with the acquisition of Resurgens.
Interest Income. Total interest income increased $8.1 million, or 16.9%, to $55.9 million for the year ended September 30, 2017 from $47.8 million for the year ended September 30, 2016. This increase was due to a $9.4 million increase in loan interest income excluding the effects of purchase accounting, a non-GAAP measure (see Non-GAAP Financial Measures), offset in part by a $2.6 million decline in net purchase discount accretion. The increase was due in part to the third quarter 2016 acquisition of CBS and to a lesser extent the fourth quarter 2017 acquisition of Resurgens and the associated higher average balance of loans receivable. The average balance of loans receivable increased $183.1 million to $1.0 billion for the year ended September 30, 2017 compared to $845.0 million for the year ended September 30, 2016.

The average yield on loans decreased to 4.90% for the year ended September 30, 2017 compared to 5.15% for the year ended September 30, 2016 due primarily to the aforementioned decrease in net purchase discount accretion. Our loans acquired through FDIC acquisitions and the acquisitions of CBS and Resurgens carry higher yields than our legacy loan portfolio due to discount accretion and as our accretion income continues to decline in future periods, our net interest margin will likely also decline. At September 30, 2017, there was no further discount accretion remaining on the FDIC acquisitions and $4.1 million of discount remaining on the acquired CBS and Resurgens portfolios, which will be accreted into income over the remaining lives of the acquired loans. The table below shows discount accretion and amortization included in income over the past seven years and the remaining discount to be recognized:

	Loan Accretion (Amortization) Income
	2011	2012	2013	2014	2015	2016	2017	Remaining (2)
	(in thousands)
NCB	$2,272	$751	$844	$239	$68	$—	$—	$—
MCB	5,742	3,740	3,086	3,110	2,621	751	—	—
FNB	252	4,497	4,993	3,245	3,256	2,250	462	—
CBS	—	—	—	—	—	1,370	1,206	1,330
Resurgens	—	—	—	—	—	—	73	2,725
Total	8,266	8,988	8,923	6,594	5,945	4,371	1,741	4,055
Amortization (1)	—	—	—	(3,507)	(2,387)	—	—	—
Net	$8,266	$8,988	$8,923	$3,087	$3,558	$4,371	$1,741	$4,055
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

Interest income on Federal Home Loan Bank of Atlanta common stock increased $8,000, or 5.1%, to $162,000 for the year ended September 30, 2017 primarily as a result of a 7.9% increase in the average balance of FHLB stock.
Interest on taxable investment securities, which consisted of taxable state and municipal securities, collateralized loan obligations, mortgage-backed securities and collateralized mortgage obligations, increased $554,000 to $4.3 million for the year ended September 30, 2017 from the prior fiscal year, due to a 10 basis point increase in the yield of such securities as well as an increase of 10.0% in the average balance of such securities. Interest on nontaxable investment securities, which consisted of nontaxable state and municipal securities, increased to $18,000 for the year ended September 30, 2017 from $12,000 in the prior fiscal year, as nontaxable securities acquired in the purchase of CBS were retained in the Company's investment securities portfolio.
Interest on interest earning deposits in other financial institutions increased $677,000 to $894,000 for the year ended September 30, 2017 from $217,000 for the year ended September 30, 2016, as the Federal Reserve's increase in interest rates led to a 45 basis point increase in yield, and the average balances increased $50.8 million as a result of the Company's surge in deposits and securities paydowns.
Interest on certificates of deposit held at other financial institutions, which were acquired in the purchase of CBS, was $147,000 for the year ended September 30, 2017 compared to $105,000 for the same period in 2016.
Interest income on restricted securities, which were acquired in the purchase of CBS and are tied to the Company's investment in floating rate junior subordinated debt assumed in the acquisition, was $11,000 for the year ended September 30, 2017, up $6,000 from $5,000 during the year ended September 30, 2016.
Interest Expense. Total interest expense increased $1.1 million, or 19.4%, to $6.7 million for the year ended September 30, 2017 compared to $5.6 million for the year ended September 30, 2016. Interest expense increased despite a 3 basis point, or 4.5%, decrease in the average cost of interest-bearing liabilities to 0.63% for the year ended September 30, 2017 due to an increase of $217.0 million, or 25.5%, in the average balance of interest-bearing liabilities to $1.1 billion as a result of increased deposit balances from the CBS and Resurgens acquisitions and legacy deposit growth.
Interest expense on deposits increased $1.3 million, or 38.8%, to $4.8 million for the year ended September 30, 2017 compared with $3.5 million for the year ended September 30, 2016. The increase was due to an increase of $213.7 million, or 26.8% in the average balance of interest-bearing deposits to $1.0 billion during the year ended September 30, 2017, as a result of the CBS and Resurgens acquisitions and a surge in legacy deposits. There was a 4 basis point increase in the average cost of deposits to 0.47% for fiscal year 2017, compared to 0.43% for the year ended September 30, 2016. The increase in cost of interest-bearing liabilities was due in part to higher-cost deposits acquired from CBS and Resurgens, as well as slight increases in rates on legacy deposits. The average cost of our certificates of deposit, money market accounts and interest-bearing checking accounts increased 6, 3, and 3 basis points, respectively, during the year ended September 30, 2017, while the cost of savings and rewards checking accounts were unchanged.
Interest expense on Federal Home Loan Bank advances decreased $533,000 to $1.4 million for the year ended September 30, 2017, compared to $2.0 million for fiscal 2016, due to a 102 basis point decrease in the average cost of advances for fiscal 2017 compared with fiscal 2016, as we renegotiated an advance costing 4.30% in March 2017 and replaced it with one costing 3.4%, and also replaced a maturing advance costing 4.33% with a new advance costing 1.76% in May 2016. There was also a decrease of $349,000, or 0.7%, in the average balance of advances.
Interest expense on floating rate junior subordinated debt, which was assumed in the acquisition of CBS, totaled $505,000 for the year ended September 30, 2017, compared to $222,000 in 2016. The average cost of such liabilities was 7.59% during 2017, a 26 basis point increase from 2016.
Net Interest Income. Net interest income increased $7.0 million, or 16.6%, to $49.1 million for the year ended September 30, 2017 compared to $42.2 million for the year ended September 30, 2016. The increase was primarily due to an increase in interest income of $8.1 million, offset by an increase in interest expense of $1.1 million, both primarily a result of the CBS and Resurgens acquisitions, as well as legacy loan and deposit growth.
Net interest margin was 3.67% for fiscal 2017 compared with 3.89% for fiscal 2016. Our net interest margin excluding the effects of purchase accounting, a non-GAAP measure (see Non-GAAP Financial Measures), increased 6 basis points to 3.53% for fiscal 2017 from 3.47% for fiscal 2016, while our net interest rate spread decreased 20 basis points to 3.54% for fiscal 2017 from 3.74% for fiscal 2016. The average balance of loans receivable increased $183.1 million during fiscal 2017 to $1.0 billion at September 30, 2017 as a result of the acquisitions of CBS and Resurgens. Yield on loans was 4.90% for the year ended September 30, 2017 compared with 5.15% for fiscal 2016. Net interest income included $1.7 million of net purchase discount accretion income for the year ended September 30, 2017, compared to $4.4 million for year ended September 30, 2016.
The increase in interest expense was primarily due to an increase of $213.7 million in the average balance of interest-bearing deposits, offset slightly by a $533,000 decrease in interest expense on FHLB advances. There was also a 4 basis point increase in the average cost of total interest bearing deposits to 0.47% for the year ended September 30, 2017 from 0.43% for the year ended September 30, 2016 as a result of higher-costing deposits assumed in the acquisitions of CBS and Resurgens, as well as slightly higher legacy deposit rates.
Provision for Loan Losses. The Company recorded a negative provision of $900,000 during the year ended September 30, 2017, due to the trend of declining levels of charge-offs, including net recoveries in 11 of the past 12 quarters, along with an overall improvement in the loan portfolio in recent quarters. A negative provision of $250,000 was recorded in fiscal 2016.
Net recoveries for the year ended September 30, 2017 was $1.6 million. The allowance for loan losses was $11.1 million, or 0.96% of total loans receivable, at September 30, 2017. Our nonperforming loans decreased to $1.7 million at September 30, 2017, compared with the prior fiscal year end, despite a $155.8 million, or 15.5%, increase in gross loans. As a result, our allowance as a percent of nonperforming loans increased to 649.13% at September 30, 2017, compared to 277.66% at September 30, 2016.

Noninterest Income. Noninterest income decreased $1.7 million, or 8.2%, to $19.2 million for the year ended September 30, 2017 from $21.0 million for the year ended September 30, 2016. The decrease was attributable to a $3.2 million decline in recoveries on loans formerly covered under loss sharing agreements with the FDIC. Core income components such as service charges and bankcard fees increased a total of $1.2 million, or 9.6%, to $13.2 million for the year ended September 30, 2017, compared to the prior fiscal year. As the use of bankcards increase due to the continued transition from paper to electronic transactions, we have experienced significant growth in third-party processing fees associated with this increased usage. Gain on the sale of loans and servicing released fees increased $300,000 as a result of increased volume of loans sold to FNMA during the year ended September 30, 2017, primarily during the first two quarters. Gains on the sale of investment securities increased $199,000 and brokerage commissions increased $75,000, or 11.6%, during the most recent fiscal year.

	For the Three Months Ended
	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015
	(in thousands)
Service charges on deposit accounts	$2,081	$1,972	$1,701	$1,888	$1,861	$1,810	$1,620	$1,753
Bankcard fees	1,418	1,443	1,367	1,282	1,319	1,300	1,189	1,146
Gain on sale of loans	601	543	543	731	808	602	360	348
Brokerage commissions	150	186	225	166	199	164	146	142
Bank owned life insurance	310	306	247	332	333	327	245	321
Gain on investment securities available for sale	—	—	248	—	—	13	—	36
Recoveries on acquired loans previously covered under FDIC-assisted acquisitions	163	—	—	250	—	—	750	2,875
Other	347	189	215	334	398	487	203	210
Total noninterest income	$5,070	$4,639	$4,546	$4,983	$4,918	$4,703	$4,513	$6,831
Noninterest Expense. Total noninterest expense increased $1.1 million to $46.5 million for the year ended September 30, 2017, compared with $45.4 million for the year ended September 30, 2016. The 2.5% increase was largely due to a full year of increased operational costs from the acquisition of CBS in salaries, occupancy and data processing. The Company also saw an increase in 2017 compared to 2016 in core deposit intangible expense, related to the acquisition of CBS and to a lesser extent Resurgens, of $145,000, or 34.9%. These increases were offset in part by an increase in the net benefit of operations of real estate owned of $33,000, primarily as the result of large gains on the sale of OREO in the first quarter of the current fiscal year. As our current balance of real estate owned has declined to low levels, this activity should slow significantly. The Company recorded $1.9 million of expenses related to the acquisition of Resurgens during 2017, as compared to $4.2 million of merger expenses related to the CBS acquisition in 2016. As the Resurgens merger is not expected to be fully converted until February 2018, further merger expenses are expected to be incurred during fiscal 2018. The Company's efficiency ratio improved to 68.04% for the year ended September 30, 2017 as compared to 71.93% for the year ended September 30, 2016, the third consecutive year of improvement. As the Company integrates Resurgens and continues its efficiency improvement efforts, we expect to see continued improvement in our efficiency ratio.

	For the Three Months Ended
	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015
	(dollars in thousands)
Salaries and employee benefits	$7,688	$6,530	$6,079	$6,134	$6,635	$8,470	$5,287	$5,263
Occupancy	1,503	1,157	1,220	1,323	1,398	1,534	1,150	1,057
Data processing	1,925	1,091	1,004	909	904	1,654	1,045	825
Legal and professional	808	384	388	284	463	793	679	380
Marketing	479	384	412	357	421	500	379	290
Furniture and equipment	276	202	228	174	240	301	161	168
Postage, office supplies, and printing	212	224	223	270	277	237	171	185
Core deposit intangible amortization expense	140	118	149	154	158	173	36	49
Federal insurance premiums and other regulatory fees	199	198	197	165	240	185	210	224
Net (benefit) cost of operations of other real estate owned	(40)	18	14	(359)	(309)	(76)	71	(21)
Other	1,197	791	836	879	927	1,293	714	658
Total noninterest expense	$14,387	$11,097	$10,750	$10,290	$11,354	$15,064	$9,903	$9,078
Income Taxes. Income taxes increased to $8.3 million for year ended September 30, 2017 from $6.1 million for the year ended September 30, 2016. Our effective tax rate was 36.57% for the year ended September 30, 2017 and 33.98% for the year ended September 30, 2016. The increase was related to an increase of $4.8 million in income before income taxes, as well as the Company's tax-advantaged investments income remaining flat while other income increased, leading to a higher marginal tax rate. A non-taxable gain of $267,000 on the settlement of bank owned life insurance was also recorded in 2016, with no such gain in 2017. These increases were offset in part by a $127,000 positive tax impact from the Company's early adoption of ASU 2016-09, Stock Compensation.

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

Net interest income after provision for loan losses increased $9.5 million, or 29.0%, to $42.4 million for the year ended September 30, 2016, from $32.9 million for the year ended September 30, 2015, due primarily to increased loan volume from the CBS acquisition. Noninterest income increased $8.6 million, or 70.0%, to $21.0 million for the year ended September 30, 2016, from $12.3 million for the year ended September 30, 2015, due primarily to $3.6 million of nonrecurring recoveries on loans formerly covered by FDIC loss share agreements, as well as the one-time charge of $2.5 million related to the termination of the FDIC loss share agreements in the fourth quarter of fiscal 2015. Noninterest expense increased $8.6 million to $45.4 million for the year ended September 30, 2016, compared to $36.8 million for the year ended September 30, 2015, due in part to $4.2 million of expenses related to the acquisition of CBS.
Interest Income. Total interest income increased $9.9 million, or 26.1%, to $47.8 million for the year ended September 30, 2016 from $37.9 million for the year ended September 30, 2015. This increase was due to an $8.7 million increase in loan interest income excluding net purchase discount accretion combined with an $813,000 increase in net purchase discount accretion, both non-GAAP measures (see Non-GAAP Financial Measures). Both increases were due in part to the acquisition of CBS and the associated higher average balance of loans receivable, as well as the discontinuation of amortization of the FDIC loss share receivable, which totaled $2.4 million in 2015, following the termination of the Company's loss sharing agreements with the FDIC. The average balance of loans receivable increased $182.7 million to $845.0 million for the year ended September 30, 2016 compared to $662.3 million for the year ended September 30, 2015. Additionally, the average yield on interest-earning assets increased 17 basis points during the year ended September 30, 2016 as compared to the prior fiscal year.

The average yield on loans increased to 5.15% for the year ended September 30, 2016 compared to 5.13% for the year ended September 30, 2015 due to higher yielding loans from the acquisition of CBS, as well as a slight increase in yield on our legacy portfolio.
Interest income on Federal Home Loan Bank of Atlanta common stock increased $11,000, or 7.9%, to $154,000 for the year ended September 30, 2016 as a result of an increase in the FHLB dividend rate..
Interest on taxable investment securities, which consisted of taxable state and municipal securities, collateralized loan obligations, mortgage backed securities, and collateralized mortgage obligations, increased $86,000 to $3.7 million for the year ended September 30, 2016 from the prior fiscal year, due primarily to a 16 basis point increase in the yield of such securities. Interest on nontaxable investment securities, which consisted of nontaxable state and municipal securities, remained unchanged at $12,000 for the year ended September 30, 2016, as nontaxable securities acquired in the purchase of CBS were retained in the Company's investment securities portfolio.
Interest on interest earning deposits in other financial institutions increased $123,000 to $217,000 for the year ended September 30, 2016 from $93,000 for the year ended September 30, 2015, as the Federal Reserve's increase in interest rates led to a 19 basis point increase in yield, and the average balances increased $9.8 million as a result of the Company's surge in deposits.
Interest on certificates of deposits held at other financial institutions, which were acquired in the purchase of CBS, was $105,000 for the year ended September 30, 2016.
Interest income on restricted securities, which were acquired in the purchase of CBS, was $5,000 for the year ended September 30, 2016.
Interest Expense. Total interest expense increased $617,000, or 12.3%, to $5.6 million for the year ended September 30, 2016 compared to $5.0 million for the year ended September 30, 2015. Interest expense increased despite an 8 basis point, or 10.8%, decrease in the average cost of interest-bearing liabilities to 0.66% for the year ended September 30, 2016 due to an increase of $172.9 million, or 25.5%, in the average balance of interest bearing liabilities to $850.3 million as a result of increased deposit balances from the CBS acquisition and legacy deposit growth.
Interest expense on deposits increased $725,000, or 26.6%, to $3.5 million for the year ended September 30, 2016 compared with $2.7 million for the year ended September 30, 2015. The increase was due to an increase of $173.2 million, or 27.8%, in the average balance of interest-bearing deposits to $796.1 million during the year ended September 30, 2016, as a result of the CBS acquisition and a surge in legacy deposits. Despite the increase in interest expense, there was a 1 basis point decrease in the average cost of deposits to 0.43% for fiscal year 2016, compared to 0.44% for the year ended September 30, 2015. The decrease in the average cost of interest-bearing deposits was largely due to lower market interest rates, an increase in the mix of lower costing demand deposits relative to higher costing certificates of deposit and the repricing downward of higher costing certificates of deposit. The average cost of our checking and savings accounts remained relatively unchanged in the year ended September 30, 2016, while the cost of money market deposit accounts increased 7 basis points. The average cost of our certificates of deposit declined 9 basis points to 0.85%, while the average balance of those accounts increased 30.4%, or $69.4 million, contributing to the $395,000 increase in associated interest expense.

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
Net Interest Income. Net interest income increased $9.3 million, or 28.2%, to $42.2 million for the year ended September 30, 2016, compared to $32.9 million for the year ended September 30, 2015. The increase was primarily due to an increase in interest income of $9.9 million, offset by an increase in interest expense of $617,000.
Net interest margin was 3.89% for fiscal 2016 compared with 3.67% for fiscal 2015. Our net interest margin excluding the effects of purchase accounting, a non-GAAP measure (see Non-GAAP Financial Measures), increased 21 basis points to 3.47% for fiscal 2016 from 3.26% for fiscal 2015, while our net interest rate spread increased 25 basis points to 3.74% for fiscal 2016 from 3.49% for fiscal 2015. The average balance of loans receivable increased $182.7 million during fiscal 2016 to $845.0 million at September 30, 2016 as a result of the acquisition of CBS. Yield on loans was 5.15% for the year ended September 30, 2016 compared with 5.13% for fiscal 2015. Net interest income included $4.4 million of net purchase discount accretion income for the year ended September 30, 2016, compared to $3.6 million for the year ended September 30, 2015.
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
Net recoveries for the year ended September 30, 2016 was $1.1 million. The allowance for loan losses was $10.4 million, or 1.03% of total loans receivable, at September 30, 2016. Our nonperforming loans decreased slightly to $3.7 million at September 30, 2016, compared with the prior fiscal year end, despite a $279.3 million, or 39.1% increase, in net loans. As a result, our allowance as a percent of nonperforming loans increased to 277.66% at September 30, 2016, compared to 229.85% at September 30, 2015.
Noninterest Income. Noninterest income increased $8.6 million, or 70.0%, to $21.0 million for the year ended September 30, 2016 from $12.3 million for the year ended September 30, 2015. The two primary contributing factors to this increase were $3.6 million of nonrecurring recoveries on loans previously covered by FDIC loss sharing agreements, and the write-off of the remaining FDIC indemnification asset of approximately $2.5 million related to the early termination of the loss share agreements with the FDIC in the fourth quarter of fiscal 2015. Service charges and bankcard fees increased a total of $1.5 million, or 14.5%, to $12.0 million for the year ended September 30, 2016, compared to the prior fiscal year. As the use of bankcards increase due to the continued transition from paper to electronic transactions, we have experienced significant growth in third-party processing fees associated with this increased usage. Additionally, gain on the sale of loans increased $506,000 as a result of increased volume of loans sold to FNMA during the year ended September 30, 2016.
Noninterest Expense. Total noninterest expense increased $8.6 million to $45.4 million for the year ended September 30, 2016, compared with $36.8 million for the year ended September 30, 2015. The 23.3% increase was largely due to $4.2 million in expenses related to the acquisition of CBS, largely tied to severance costs, data processing fees, and legal and professional fees. The Company's ongoing operational costs were also impacted by the CBS acquisition with increases to salaries and other operational expenses. There were smaller, unrelated increases to salaries and professional fees. These increases were partially offset by a decrease in the net cost of OREO of $371,000 for the year ended September 30, 2016.
Income Taxes. Income taxes increased to $6.1 million for the year ended September 30, 2016 from $2.8 million for the year ended September 30, 2015. Our effective tax rate was 33.98% for the year ended September 30, 2016 and 33.49% for the year ended September 30, 2015. The increase was related to an increase of $9.6 million in income before income taxes, as well as increases in the Company's marginal tax rates due to higher levels of income during the year ended September 30, 2016.

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
Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At September 30,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Nonaccrual loans: (1) (2)
1-4 family residential real estate	$293	$930	$1,470	$982	$1,508
Commercial real estate	1,327	2,705	2,513	2,370	1,121
Commercial	40	100	126	156	161
Real estate construction	—	—	—	—	—
Consumer and other loans	—	—	5	—	84
Total nonaccrual loans	1,660	3,735	4,114	3,508	2,874
Loans delinquent 90 days or greater and still accruing: (3)
1-4 family residential real estate	46	—	14	517	47
Commercial real estate	—	—	—	215	—
Commercial	—	—	—	—	—
Real estate construction	—	—	—	—	—
Consumer and other loans	—	—	—	4	—
Total loans delinquent 90 days or greater and still accruing	46	—	14	736	47
Total nonperforming loans	$1,707	$3,735	$4,128	$4,244	$2,921
Other real estate owned:
1-4 family residential real estate	224	618	1,104	1,671	4,087
Commercial real estate	1,213	2,088	2,307	2,519	6,579
Commercial		—	—	2,117	2,894
Real estate construction		—	—	493	1,062
Consumer and other loans		—	—	516	1,062
Total real estate owned	1,437	2,706	3,411	7,316	15,684
Total nonperforming assets	$3,144	$6,441	$7,539	$11,560	$18,605
Ratios:
Nonperforming loans as a percentage of total loans, gross	0.15%	0.37%	0.57%	0.69%	0.49%
Nonperforming assets as a percentage of total assets	0.19%	0.45%	0.73%	1.14%	1.71%
________________________________

(1)
Included in nonaccrual loans are $92,000, $1.8 million, $1.6 million, $1.7 million, and $439,000 of nonaccruing troubled debt restructured loans at September 30, 2017, 2016, 2015, 2014 and 2013, respectively.

(2)
Acquired loans that are accounted for under ASC 310-30 and are greater than 90 days delinquent or otherwise considered nonperforming loans are excluded from this table due to the recognition of accretion income established at the time of acquisition. Acquired loans in the amount of $888,000, $2.5 million, $4.8 million, $19.7 million, and $33.2 million are regarded as accruing loans and excluded from the nonaccrual section at September 30, 2017, 2016, 2015, 2014 and 2013, respectively. Acquired loans past due for more than 90 days totaling $0, $1.5 million, $90,000, $6.3 million, and $8.6 million are regarded as performing and excluded from nonperforming assets at September 30, 2017, 2016, 2015, 2014 and 2013, respectively.

(3)	Includes OREO covered by FDIC loss-sharing agreements at September 30, 2014 and 2013, in the amount of $5.6 million and $14.1 million, respectively.

(4)	Nonperforming loans as a percentage of total loans, gross, excluding acquired assets, for the years ended September 30, 2014 and 2013, were 0.77% and 0.61%, respectively.

(5)	Nonperforming assets as a percentage of total assets, excluding acquired assets, for the years ended September 30, 2014 and 2013, were 0.65% and 0.49%, respectively.
Nonperforming assets decreased $3.3 million during the year ended September 30, 2017 due primarily to a $2.1 million decrease in nonaccrual loans to $1.7 million from $3.7 million at September 30, 2016, as well as a $1.3 million decrease in real estate owned. The decrease in nonaccrual loans was attributable to the payoff of two longstanding, high balance nonaccrual loans during the first quarter of the current fiscal year. We have 23 loans that remain nonperforming at September 30, 2017, and the largest nonperforming loan had a balance of $721,000 at September 30, 2017 and was secured by commercial real estate.
For the years ended September 30, 2017 and 2016, interest income recognized on impaired loans was approximately $295,000 and $336,000, respectively. Additional gross interest income that would have been recorded had our impaired loans been current in accordance with their original terms was approximately $129,000 and $258,000, respectively, for the years ended September 30, 2017 and 2016.
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
Loans on nonaccrual status at the date of modification are initially classified as nonaccrual troubled debt restructurings. At September 30, 2017, we had $92,000 in nonaccrual troubled debt restructurings. Loans on accruing status at the date of concession are initially classified as accruing troubled debt restructurings if the loan is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Troubled debt restructurings are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). At September 30, 2017, we had $5.0 million in accruing troubled debt restructurings. As of September 30, 2017, there were no loans that defaulted within twelve months of their restructure. The tables below show the number and amount of nonaccruing troubled debt restructurings at September 30, 2017, 2016 and 2015.

	Nonaccruing Troubled Debt Restructurings at September 30,
	2017		2016		2015
	Number	Amount	Number	Amount	Number	Amount
	(dollars in thousands)
1-4 family residential real estate	—	$—	1	$49	—	$—
Commercial real estate	1	92	3	1,711	2	1,607
Commercial	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—
Total nonaccruing troubled debt restructurings	1	$92	4	$1,760	2	$1,607

Delinquent Loans, Excluding Nonaccrual Loans. The following tables set forth certain information with respect to our loan portfolio delinquencies as to contractual payments, excluding nonaccrual loans (refer to preceding page for disclosure of nonaccrual loans), at the dates indicated.

	Loans Delinquent and Still Accruing For				Total
	30-89 Days		90 Days and Over (1)
	Number	Amount	Number	Amount	Number	Amount
At September 30, 2017	(dollars in thousands)
Loans receivable:
1-4 family residential real estate	39	$1,568	1	$46	40	$1,614
Commercial real estate	9	1,490	—	—	9	1,490
Commercial	10	1,001	—	—	10	1,001
Real estate construction	—	—	—	—	—	—
Consumer and other loans	18	659	—	—	18	659
Total loans	76	$4,718	1	$46	77	$4,764
________________________________

(1)
No acquired loans are reflected in the Greater than 90 Days Accruing columns. These loans, which are accounted for under ASC 310-30, are reported as accruing loans due to the recognition of accretion income related to accretable discounts established at the time of acquisition.

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
________________________________

(1)
Acquired loans at September 30, 2016 that were greater than 90 days delinquent in the amount of $1.5 million are reflected in the Greater than 90 Days Accruing columns. These loans, which are accounted for under ASC 310-30, are reported as accruing loans due to the recognition of accretion income related to accretable discounts established at the time of acquisition.

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
________________________________

(1)
Acquired loans at September 30, 2013 that were greater than 90 days delinquent in the amount of $90,000 are reflected in the Greater than 90 Days Accruing columns. These loans, which are accounted for under ASC 310-30, are reported as accruing loans due to the recognition of accretion income related to accretable discounts established at the time of acquisition.

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
Potential problem loans are loans as to which management has serious concerns about the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention or substandard. Potential problem loans aggregated $45.7 million and $50.5 million at September 30, 2017 and 2016, respectively, with $15.1 million and $13.1 million classified special mention and $30.7 million and $37.3 million classified substandard at September 30, 2017 and 2016, respectively.
The following table sets forth the aggregate amount of our classified assets at the dates indicated.

	At September 30,
	2017	2016	2015
	(in thousands)
Substandard assets:
Loans	$30,676	$37,341	$37,175
Other real estate owned	1,437	2,706	3,411
Repossessed assets	18	31	53
Securities (1)	—	—	—
Doubtful loans	—	—	—
Loss assets	—	—	—
Total classified assets	$32,131	$40,078	$40,639
________________________________

(1)	Substandard securities represent certain non-investment grade investments.
Our largest substandard loan relationship at September 30, 2017 was a $2.5 million loan relationship. As of September 30, 2017, all loans in the relationship are current and interest and taxes due have been paid. The loan relationship is collateralized by income producing properties in Georgia. We believe we are adequately collateralized.
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
Additions to or subtractions from the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of loss inherent in the loan portfolio. The amount of the provision for loan losses is determined by an evaluation of the level of loans outstanding, loss risk as determined based on a loan grading system, the level of nonperforming loans, historical loss experience, delinquency trends, the amount of losses charged to the allowance in a given period, and an assessment of economic conditions. Management believes the current allowance for loan losses is adequate based on its analysis of the losses in the portfolio.
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
We incorporate certain refinements and improvements to the allowance for loan losses methodology from time to time. During the current fiscal year, we made minor refinements to the qualitative risk factors but no significant changes to our allowance methodology. The adjustments in our methodology were not material to the overall allowance or provision for the years ended September 30, 2017 and 2016.
The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended September 30,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Balance at beginning of period	$10,371	$9,489	$9,471	$12,113	$18,531
Charge-offs:
1-4 family residential real estate	(92)	(54)	(138)	(383)	(279)
Commercial real estate	(120)	(136)	(353)	(764)	(5,144)
Commercial	—	(26)	(20)	(66)	(3,241)
Real estate construction	—	—	—	—	—
Consumer and other loans	(91)	(12)	(18)	(53)	(334)
Total charge-offs	(303)	(228)	(529)	(1,266)	(8,998)
Recoveries:
1-4 family residential real estate	154	99	15	161	59
Commercial real estate	1,041	441	145	407	133
Commercial	664	793	317	311	146
Real estate construction	—	5	1	—	7
Consumer and other loans	51	22	69	8	3
Total recoveries	1,910	1,360	547	887	348
Net recoveries (charge-offs)	1,607	1,132	18	(379)	(8,650)
Provision for loan losses (1)	(900)	(250)	—	(2,263)	2,232
Balance at end of year	$11,078	$10,371	$9,489	$9,471	$12,113
Ratios: (2)
Net charge-offs as a percentage of average loans receivable (3)	(0.16)%	(0.13)%	—%	0.06%	1.48%
Allowance for loan losses as a percentage of nonperforming loans (4)	649.13%	277.66%	229.85%	223.15%	414.66%
Allowance for loan losses as a percentage of total loans receivable (5)	0.96%	1.03%	1.30%	1.53%	2.04%
________________________________

(1)
Prior to the early termination of the FDIC loss share agreements in the fourth quarter of fiscal 2015, only the Company’s loss share percentage of the provision for covered loan losses was recognized in the Statement of Income as a provision expense (benefit). The remainder was recorded as a (decrease) increase to the FDIC receivable for loss sharing agreements in the Statement of Financial Condition. For the years ended September 30, 2014 and 2013, the amount of provision (benefit) expense recognized in the Statement of Income was $(713,000) and $1.5 million, respectively. For the years ended September 30, 2014 and 2013, the amount recorded as a (decrease) increase to the FDIC receivable was $(1.5 million) and $742,000, respectively.

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

(3)	Net charge-offs as a percentage of average loans receivable, excluding acquired assets, for the years ended September 30, 2014 and 2013, were 0.08% and 0.32%, respectively.

(4)	Allowance for loan losses as a percentage of nonperforming loans, excluding acquired assets, for the years ended September 30, 2014 and 2013, were 199.64% and 280.32%, respectively.

(5)
Allowance for loan losses as a percentage of total loans receivable, excluding loans under purchase accounting and not subject to the ALLL model, for the years ended September 30, 2017, 2016, 2015, 2014 and 2013, were 1.22%, 1.35%, 1.03%, 1.55%, and 1.70%,, respectively.

Allocation of Allowance for Loan Losses. At September 30, 2017, we had 87.6% of our total loan portfolio secured by real estate, with commercial real estate loans comprising 60.0% of the total loan portfolio, one- to four-family residential mortgage loans comprising 20.0% of the total loan portfolio, and construction loans comprising 7.6% of the total loan portfolio. We carefully monitor our commercial real estate loans since the repayment of these loans is generally dependent upon earnings from the collateral real estate or the liquidation of the real estate and is affected by national and local economic conditions. For many owner-occupied commercial real estate loans, debt service may be dependent upon cash flow from business operations. The residential category represents those loans we choose to maintain in our portfolio rather than selling into the primary or secondary market. The residential loans held for sale category comprises loans that are in the process of being sold into the primary or secondary market. The credit has been approved by the investor and the interest rate and purchase price fixed so we take no credit or interest rate risk with respect to these loans.
An unallocated allowance is generally maintained in a range of 4% to 12% of the total allowance in recognition of the imprecision of the estimates. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories. During the fourth quarter of fiscal 2015, we allowed for a 0% unallocated amount due to the projection of significant recoveries during the first quarter of fiscal 2016. During the year ended September 30, 2016, our unallocated amount returned to within our normal range at 11% of the allowance. As of September 30, 2017, our unallocated percentage remained steady at 10% of the allowance.
The following tables set forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

	At September 30,
	2017		2016		2015
	Allowance for Loan Losses	Percent of Loans by Category to Total Loans	Allowance for Loan Losses	Percent of Loans by Category to Total Loans	Allowance for Loan Losses	Percent of Loans by Category to Total Loans
	(dollars in thousands)
1-4 family residential real estate	$663	20.0%	$779	23.6%	$709	25.9%
Commercial real estate	7,820	60.0	7,346	59.2	7,787	57.4
Commercial	777	8.9	600	7.1	474	5.2
Real estate construction	483	7.6	517	8.0	503	10.6
Consumer and other loans	196	3.5	79	2.1	16	0.9
Total allocated allowance	9,939	100.0%	9,321	100.0%	9,489	100.0%
Unallocated	1,139		1,050		—
Total	$11,078		$10,371		$9,489

	At September 30,
	2014		2013
	Allowance for Loan Losses	Percent of Loans by Category to Total Loans	Allowance for Loan Losses	Percent of Loans by Category to Total Loans
	(dollars in thousands)
1-4 family residential real estate	$980	26.5%	$982	22.6%
Commercial real estate	6,743	57.8	7,833	61.4
Commercial	426	4.6	811	4.9
Real estate construction	493	10.3	387	7.5
Consumer and other loans	45	0.8	1,187	3.6
Total allocated allowance	8,687	100.0%	11,200	100.0%
Unallocated	784		913
Total	$9,471		$12,113

Liquidity and Capital Resources
Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At September 30, 2017 and 2016, we had access to immediately available funds of approximately $280.6 million and $180.5 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit. Additionally, securities with lendable collateral value of $86.9 million and $98.4 million were available to be pledged at September 30, 2017 and 2016, respectively. The Company also had $7.5 million of certificates of deposit held at other financial institutions at September 30, 2017, which were inherited from the acquisition of CBS. These certificates, of which $1.2 million were maturing within the next 90 days at September 30, 2017, could be utilized over time to supplement our liquidity needs.
As part of the acquisition of CBS, we inherited a $318,000 letter of credit from the FHLB of Atlanta. We also inherited, as part of the acquisition of Resurgens, two letters of credit totaling $2.9 million. Management currently expects to cancel these letters of credit.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At September 30, 2017, cash and cash equivalents totaled $152.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $183.8 million at September 30, 2017. At September 30, 2017, we had $60.0 million in advances from the FHLB outstanding. However, based on available pledged and unpledged collateral other than cash, $54.0 million and $86.9 million, respectively, in additional advances were available as of September 30, 2017.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
At September 30, 2017, we had $1.0 million of new loan commitments outstanding, and $126.2 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $76.6 million of unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2017 totaled $258.3 million, or 19.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2018. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are the origination of loans and the purchase of securities. During the year ended September 30, 2017, we originated $395.2 million of loans and purchased $30.2 million of securities. During the years ended September 30, 2017 and 2016, we also acquired Resurgens and CBS for cash proceeds of $25.8 million and $55.9 million, respectively.
Financing activities consist primarily of additions to deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $177.3 million for the year ended September 30, 2017. The net increase was due to the acquisition of Resurgens, which brought in $138.0 million of deposits, as well as a surge in legacy deposits, primarily during the first two quarters of the current fiscal year. Overall, retail certificates of deposit and money market accounts increased $46.7 million and $36.6 million, respectively, during the year ended September 30, 2017, while transaction accounts increased $89.2 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provides an additional source of funds. Federal Home Loan Bank of Atlanta advances increased by $10.0 million to $60.0 million during the year ended September 30, 2017, all of which were fixed rate advances, as a result of $10.0 million of advances assumed in the acquisition of Resurgens. During the current fiscal year, the company renegotiated a $25.0 million advance costing 4.30% and replaced it with an advance of the same amount costing 3.43%. Federal Home Loan Bank advances have been used primarily to fund loan demand and to purchase securities.
The Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2017, the Bank and the Company exceeded all regulatory capital requirements. The Bank and the Company are considered “well-capitalized” under regulatory guidelines. See Part I, Item 1 Business “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 17: Regulatory Matters in the Notes to our Consolidated Financial Statements.
The table of regulatory compliance with capital requirements for the Bank and the Company is presented below.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2017
Total risk-based capital (to risk-weighted assets):
Charter Financial Corporation	$190,900	15.79%	$96,711	8.00%	$120,889	10.00%
CharterBank	174,269	14.45	96,484	8.00	120,605	10.00
Tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	179,822	14.87	72,534	6.00	96,711	8.00
CharterBank	163,191	13.53	72,363	6.00	96,484	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	173,097	14.32	54,400	4.50	78,578	6.50
CharterBank	163,191	13.53	54,272	4.50	78,393	6.50
Tier 1 leverage (to average assets):
Charter Financial Corporation	179,822	12.05	59,709	4.00	74,636	5.00
CharterBank	163,191	10.96	59,575	4.00	74,469	5.00
September 30, 2016
Total risk-based capital (to risk-weighted assets):
Charter Financial Corporation	$187,625	16.74%	$89,648	8.00%	$112,060	10.00%
CharterBank	170,808	15.26	89,520	8.00	111,900	10.00
Tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	177,255	15.82	67,236	6.00	89,648	8.00
CharterBank	160,437	14.34	67,140	6.00	89,520	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	170,668	15.23	50,427	4.50	72,839	6.50
CharterBank	160,437	14.34	50,355	4.50	72,735	6.50
Tier 1 leverage (to average assets):
Charter Financial Corporation	177,255	12.68	55,928	4.00	69,910	5.00
CharterBank	160,437	11.51	55,772	4.00	69,715	5.00
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

Contractual Obligations. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2017. Fixed rates on loans ranged from 3.75% to 5.00% as of September 30, 2017.

	Payments Due by Period
	One year or less	Years two and three	Years four and five	More than five years	Total
	(in thousands)
Contractual obligations:
Loan commitments to originate mortgage loans	$981	$—	$—	$—	$981
Loan commitments to fund construction loans in process	82,622	—	—	—	82,622
Available unadvanced lines of credit on commercial loans	38,033	—	—	—	38,033
Loan commitments to fund commercial real estate loans in process	43,536	—	—	—	43,536
Available home equity and unadvanced lines of credit	38,530	—	—	—	38,530
Letters of credit	2,905	—	—	—	2,905
Lease agreements	660	1,284	1,031	1,294	4,269
Certificates of deposit	258,293	121,878	46,118	—	426,289
FHLB advances	—	10,023	25,000	25,000	60,023
Total	$465,560	$133,185	$72,149	$26,294	$697,188
Impact of Inflation and Changing Prices
The consolidated financial statements and related notes of the Company for the three most recent fiscal years have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.
Non-GAAP Financial Measures
The measures entitled loan interest income excluding accretion and amortization of loss share receivable, net interest margin excluding the effects of purchase accounting, total core deposits, tangible book value per share, tangible common equity ratio, and return on average tangible equity are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are loan interest income, net interest margin, total deposits and book value per share, total equity to total assets, and return on average equity, respectively.
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

	For The Years Ended September 30,
	2017	2016	2015
Loans Receivable Income Excluding Accretion
Loans receivable income	$50,333,085	$43,548,848	$36,375,782
Loan purchase discount accretion	1,741,625	4,371,087	5,945,442
Amortization of FDIC loss share receivable	—	—	(2,387,205)
Net purchase discount accretion	1,741,625	4,371,087	3,558,237
Loans receivable income excluding accretion (Non-GAAP)	$48,591,460	$39,177,761	$32,817,545

Net Interest Margin Excluding the Effects of Purchase Accounting
Net Interest Margin	3.67%	3.89%	3.67%
Effect to adjust for net purchase discount accretion	(0.14)	(0.42)	(0.41)
Net interest margin excluding the effects of purchase accounting (Non-GAAP)	3.53%	3.47%	3.26%

Total Core Deposits
Total deposits	$1,339,143,287	$1,161,843,586	$738,855,076
Retail certificates of deposit $250,000 and over	54,479,571	36,909,094	19,545,841
Wholesale certificates of deposit	39,201,460	36,776,822	35,577,099
Total core deposits (Non-GAAP)	$1,245,462,256	$1,088,157,670	$719,309,235

Tangible Book Value Per Share
Book value per share	$14.17	$13.52	$12.79
Effect to adjust for goodwill and other intangible assets	(2.84)	(2.16)	(0.31)
Tangible book value per share (Non-GAAP)	$11.33	$11.36	$12.48

Tangible Common Equity Ratio
Total equity to total assets	13.06%	14.12%	19.95%
Effect to adjust for goodwill and other intangible assets	(2.34)	(1.98)	(0.39)
Tangible common equity ratio (Non-GAAP)	10.72%	12.14%	19.56%

Return On Average Tangible Equity
Return on average equity	6.89%	5.90%	2.62%
Effect to adjust for goodwill and other intangible assets	1.29	0.56	0.06
Return on average tangible equity (Non-GAAP)	8.18%	6.46%	2.68%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
We have emphasized commercial real estate lending, and to a lesser extent, one- to four-family residential lending. Our sources of funds include retail deposits, Federal Home Loan Bank advances and wholesale deposits. We employ several strategies to manage the interest rate risk inherent in our mix of assets and liabilities, including:

•	selling fixed-rate mortgages we originate to the primary and secondary markets, on both a servicing released and servicing retained basis;

•	maintaining the diversity of our existing loan portfolio by originating commercial real estate and consumer loans, which typically have adjustable rates and shorter terms than residential mortgages;

•	emphasizing investments with adjustable interest rates;

•	maintaining fixed-rate borrowings from the Federal Home Loan Bank of Atlanta; and

•	increasing retail transaction deposit accounts, which typically have long durations.
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
The table below sets forth, as of September 30, 2017, our calculation of the estimated changes in the Bank's net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present Value of Assets (3)(4)
	(dollars in thousands)
300	$319,856	$13,444	4.4%	19.5%	0.8%
200	$316,502	$10,091	3.3%	19.3%	0.6%
100	$312,115	$5,704	1.9%	19.0%	0.3%
—	$306,411	$—	—%	18.7%	—%
(100)	$281,583	$(24,828)	(8.1)%	17.2%	(1.5)%
________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the difference between the present value of an institution’s assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at September 30, 2017, in the event of a 200 basis point increase in interest rates, we would experience a 3.3% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience an 8.1% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of September 30, 2017, we were in compliance with our Board approved policy limits.
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

	Fiscal 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Interest income	$13,866	$13,307	$13,626	$15,062
Interest expense	1,666	1,652	1,639	1,762
Net interest income	12,200	11,655	11,987	13,300
Provision for loan losses	(750)	(150)	—	—
Net interest income after provision for loan losses	12,950	11,805	11,987	13,300
Noninterest income	4,983	4,546	4,639	5,071
Noninterest expense	10,290	10,750	11,096	14,387
Income tax expense	2,597	2,284	2,016	1,425
Net income	$5,046	$3,317	$3,514	$2,559

Earnings per share – basic	$0.36	$0.23	$0.24	$0.18
Earnings per share – fully diluted	$0.33	$0.22	$0.23	$0.17
Weighted average basic shares	14,207	14,322	14,353	14,384
Weighted average diluted shares	15,065	15,340	15,257	15,241

	Fiscal 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Interest income	$10,439	$9,888	$13,635	$13,822
Interest expense	1,218	1,237	1,552	1,623
Net interest income	9,221	8,651	12,083	12,199
Provision for loan losses	—	—	(100)	(150)
Net interest income after provision for loan losses	9,221	8,651	12,183	12,349
Noninterest income	6,831	4,513	4,703	4,917
Noninterest expense	9,079	9,903	15,064	11,352
Income tax expense	2,359	1,118	527	2,103
Net income	$4,614	$2,143	$1,295	$3,811

Earnings per share – basic	$0.31	$0.15	$0.09	$0.28
Earnings per share – fully diluted	$0.30	$0.14	$0.09	$0.26
Weighted average basic shares	14,886	14,225	14,185	14,186
Weighted average diluted shares	15,545	14,910	14,842	14,798

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Charter Financial Corporation
We have audited Charter Financial Corporation’s internal control over financial reporting as of September 30, 2017 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Charter Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Charter Financial Corporation and subsidiary as of September 30, 2017 and 2016, and for each of the years in the three-year period ended September 30, 2017, and our report dated December 13, 2017, expressed an unqualified opinion on those consolidated financial statements.
/s/ Dixon Hughes Goodman LLP
December 13, 2017
Atlanta, GA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Charter Financial Corporation
We have audited the accompanying consolidated statements of financial condition of Charter Financial Corporation and subsidiary as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Financial Corporation and subsidiary as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal controls over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 13, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Dixon Hughes Goodman LLP
December 13, 2017
Atlanta, GA

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017	September 30, 2016
Assets
Cash and amounts due from depository institutions	$25,455,465	$14,472,867
Interest-earning deposits in other financial institutions	126,882,924	77,376,632
Cash and cash equivalents	152,338,389	91,849,499
Loans held for sale, fair value of $1,998,988 and $2,991,756	1,961,185	2,941,982
Certificates of deposit held at other financial institutions	7,514,630	14,496,410
Investment securities available for sale	183,789,821	206,336,287
Federal Home Loan Bank stock	4,054,400	3,361,800
Restricted securities, at cost	279,000	279,000
Loans receivable	1,161,519,752	1,005,702,737
Unamortized loan origination fees, net	(1,165,148)	(1,278,830)
Allowance for loan losses	(11,078,422)	(10,371,416)
Loans receivable, net	1,149,276,182	994,052,491
Other real estate owned	1,437,345	2,706,461
Accrued interest and dividends receivable	4,197,708	3,442,051
Premises and equipment, net	29,578,513	28,078,591
Goodwill	39,347,378	29,793,756
Other intangible assets, net of amortization	3,614,833	2,639,608
Cash surrender value of life insurance	53,516,317	49,268,973
Deferred income taxes	5,970,282	4,366,522
Other assets	3,282,577	4,775,805
Total assets	$1,640,158,560	$1,438,389,236
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,339,143,287	$1,161,843,586
Long-term borrowings	60,023,100	50,000,000
Floating rate junior subordinated debt	6,724,646	6,587,549
Advance payments by borrowers for taxes and insurance	2,956,441	2,298,513
Other liabilities	17,112,581	14,510,052
Total liabilities	1,425,960,055	1,235,239,700
Stockholders’ equity:
Common stock, $0.01 par value; 15,115,883 shares issued and outstanding at September 30, 2017 and 15,031,076 shares issued and outstanding at September 30, 2016	151,159	150,311
Preferred stock, $0.01 par value; 50,000,000 shares authorized at September 30, 2017 and September 30, 2016	—	—
Additional paid-in capital	85,651,391	83,651,623
Unearned compensation – ESOP	(4,673,761)	(5,106,169)
Retained earnings	134,207,368	123,349,890
Accumulated other comprehensive (loss) income	(1,137,652)	1,103,881
Total stockholders’ equity	214,198,505	203,149,536
Total liabilities and stockholders’ equity	$1,640,158,560	$1,438,389,236

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2017	2016	2015
Interest income:
Loans receivable	$50,333,085	$43,548,848	$36,375,782
Taxable investment securities	4,296,231	3,742,085	3,655,493
Nontaxable investment securities	18,111	11,657	12,417
Federal Home Loan Bank stock	162,088	154,272	142,947
Interest-earning deposits in other financial institutions	893,787	216,736	93,432
Certificates of deposit held at other financial institutions	147,053	105,451	—
Restricted securities	11,007	5,013	—
Amortization of FDIC loss share receivable	—	—	(2,387,205)
Total interest income	55,861,362	47,784,062	37,892,866
Interest expense:
Deposits	4,792,943	3,452,758	2,727,372
Borrowings	1,422,003	1,955,445	2,285,550
Floating rate junior subordinated debt	504,608	221,571	—
Total interest expense	6,719,554	5,629,774	5,012,922
Net interest income	49,141,808	42,154,288	32,879,944
Provision for loan losses	(900,000)	(250,000)	—
Net interest income after provision for loan losses	50,041,808	42,404,288	32,879,944
Noninterest income:
Service charges on deposit accounts	7,641,351	7,043,693	6,449,248
Bankcard fees	5,510,387	4,953,645	4,032,421
Gain (loss) on investment securities available for sale	247,780	48,885	(27,209)
Bank owned life insurance	1,195,445	1,225,422	1,245,382
Gain on sale of loans	2,418,272	2,118,012	1,612,335
Brokerage commissions	726,177	650,727	732,336
Recoveries on acquired loans previously covered under FDIC-assisted acquisitions	412,586	3,625,000	—
FDIC receivable for loss sharing agreements impairment	—	—	(2,434,903)
Other	1,086,775	1,298,746	719,620
Total noninterest income	19,238,773	20,964,130	12,329,230
Noninterest expenses:
Salaries and employee benefits	26,431,145	25,655,810	20,712,215
Occupancy	5,202,675	5,139,533	4,380,783
Data processing	4,929,336	4,427,636	2,931,736
Legal and professional	1,864,218	2,314,519	1,382,300
Marketing	1,631,795	1,590,171	1,639,943
Federal insurance premiums and other regulatory fees	759,834	859,125	755,872
Net (benefit) cost of operations of real estate owned	(367,710)	(334,954)	35,562
Furniture and equipment	880,218	870,675	881,465
Postage, office supplies and printing	929,768	868,674	872,837
Core deposit intangible amortization expense	560,776	415,617	266,451
Other	3,700,824	3,591,408	2,972,536
Total noninterest expenses	46,522,879	45,398,214	36,831,700
Income before income taxes	22,757,702	17,970,204	8,377,474
Income tax expense	8,321,597	6,106,884	2,805,312
Net income	$14,436,105	$11,863,320	$5,572,162
Basic net income per share	$1.01	$0.83	$0.35
Diluted net income per share	$0.95	$0.79	$0.34
Weighted average number of common shares outstanding	14,316,609	14,371,126	15,717,421
Weighted average number of common and potential common shares outstanding	15,153,373	14,983,344	16,399,831
See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2017	2016	2015

Net income	$14,436,105	$11,863,320	$5,572,162
Reclassification adjustment for net (gains) losses realized in net income, net of taxes of $95,643, $18,869 and $(10,503), respectively	(152,137)	(30,016)	16,706
Net unrealized holding (losses) gains on investment and mortgage securities available for sale arising during the period, net of taxes of $(1,313,529), $333,073 and $843,362, respectively	(2,089,396)	529,811	1,341,515
Comprehensive income	$12,194,572	$12,363,115	$6,930,383

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock
	Number of shares	Amount	Additional paid-in capital	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at September 30, 2014	18,261,388	$182,614	$119,586,164	$(5,984,317)	$111,924,543	$(754,135)	$224,954,869
Net income	—	—	—	—	5,572,162	—	5,572,162
Dividends paid, $0.20 per share	—	—	—	—	(3,134,319)	—	(3,134,319)
Change in other comprehensive income	—	—	—	—	—	1,358,221	1,358,221
Allocation of ESOP common stock	—	—	128,135	433,124	—	—	561,259
Effect of restricted stock awards	—	—	792,619	—	—	—	792,619
Stock option expense	—	—	330,995	—	—	—	330,995
Issuance of common stock, stock option exercises	2,265	23	(23)	—	—	—	—
Repurchase of shares	(2,235,999)	(22,360)	(25,482,836)	—	—	—	(25,505,196)
Balance at September 30, 2015	16,027,654	$160,277	$95,355,054	$(5,551,193)	$114,362,386	$604,086	$204,930,610
Net income	—	—	—	—	11,863,320	—	11,863,320
Dividends paid, $0.20 per share	—	—	—	—	(2,875,816)	—	(2,875,816)
Change in other comprehensive income	—	—	—	—	—	499,795	499,795
Allocation of ESOP common stock	—	—	216,340	445,024	—	—	661,364
Effect of restricted stock awards	—	—	784,280	—	—	—	784,280
Stock option expense	—	—	330,783	—	—	—	330,783
Issuance of common stock, stock option exercises	19,846	198	126,259	—	—	—	126,457
Repurchase of shares	(1,016,424)	(10,164)	(13,161,093)	—	—	—	(13,171,257)
Balance at September 30, 2016	15,031,076	$150,311	$83,651,623	$(5,106,169)	$123,349,890	$1,103,881	$203,149,536
Net income	—	—	—	—	14,436,105	—	14,436,105
Dividends paid, $0.25 per share	—	—	—	—	(3,578,627)	—	(3,578,627)
Change in other comprehensive income	—	—	—	—	—	(2,241,533)	(2,241,533)
Allocation of ESOP common stock	—	—	251,610	432,408	—	—	684,018
Effect of restricted stock awards	—	—	797,976	—	—	—	797,976
Stock option expense	—	—	327,978	—	—	—	327,978
Issuance of common stock, stock option exercises	78,457	785	624,148	—	—	—	624,933
Issuance of common stock, restricted stock	6,500	65	(65)				—
Repurchase of shares	(150)	(2)	(1,879)	—	—	—	(1,881)
Balance at September 30, 2017	15,115,883	$151,159	$85,651,391	$(4,673,761)	$134,207,368	$(1,137,652)	$214,198,505

See accompanying notes to consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2017	2016	2015
Cash flows from operating activities:
Net income	$14,436,105	$11,863,320	$5,572,162
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(900,000)	(250,000)	—
Provision for FDIC receivable impairment	—	—	2,541,571
Depreciation and amortization	1,767,056	1,476,203	1,523,576
Deferred income tax (benefit) expense	(55,836)	1,050,103	1,857,217
Accretion and amortization of premiums and discounts, net	1,005,786	935,454	1,331,456
Accretion of fair value discounts related to acquired loans	(1,741,625)	(4,371,088)	(5,945,546)
Accretion of fair value discounts related to FDIC receivable	—	—	(106,668)
Amortization of FDIC loss share receivable	—	—	2,387,205
Write down of asset held for sale	—	325,004	87,500
Gain on sale of loans	(2,418,272)	(2,118,012)	(1,612,335)
Proceeds from sale of loans	100,316,278	87,666,768	64,715,797
Originations and purchases of loans held for sale	(97,410,377)	(86,590,036)	(62,455,642)
(Gain) loss on sale of mortgage-backed securities, collateralized mortgage obligations and other investments	(247,780)	(48,885)	27,209
Write down of real estate owned	29,487	163,741	246,891
Gain on sale of real estate owned	(624,304)	(900,054)	(397,392)
Loss (gain) on sale of fixed assets	46,556	61,464	(7,500)
Restricted stock award expense	797,976	784,280	792,619
Stock option expense	327,978	330,783	330,995
Increase in cash surrender value of bank owned life insurance	(1,195,445)	(1,225,422)	(1,245,382)
Gain on settlement of bank owned life insurance	—	(266,696)	—
Donation of other real estate owned	—	21,500	—
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(286,757)	65,220	(209,059)
Decrease in other assets	2,499,704	4,240,625	905,410
Increase (decrease) in other liabilities	2,904,494	(4,952,556)	8,207,370
Net cash provided by operating activities	19,251,024	8,261,716	18,547,454
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	6,578,436	22,031,385	14,024,154
Principal collections on investment securities available for sale	17,898,916	20,133,338	23,907,354
Purchase of investment securities available for sale	(30,163,566)	(46,442,903)	(39,599,793)
Proceeds from maturities or calls of investment securities available for sale	24,107,490	4,500,000	6,774,050
Proceeds from redemption of Federal Home Loan Bank stock	—	2,932,600	437,300
Purchase of Federal Home Loan Bank stock	(122,800)	(2,233,500)	(510,000)
Net decrease in certificates of deposit held at other financial institutions	6,966,000	10,699,000	—
Net (increase) decrease in loans receivable	(25,405,525)	24,075,918	(105,753,423)
Net decrease in FDIC receivable	—	—	5,266,794
Principal reductions of OREO	—	—	58,891
Proceeds from sale of real estate owned	3,218,354	3,631,676	7,676,904
Proceeds from sale of premises and equipment	259,104	354,499	7,500
Proceeds from settlement of bank owned life insurance	—	646,655	—
Purchases of premises and equipment, net of dispositions	(1,541,402)	(1,593,035)	(413,744)
Net cash received (paid) in acquisitions	5,421,379	(42,520,560)	—
Net cash provided by (used in) investing activities	7,216,386	(3,784,927)	(88,124,013)
Cash flows from financing activities:
Repurchase of shares	(1,881)	(13,171,257)	(25,505,196)
Issuance of common stock	624,933	126,457	—
Dividends paid	(3,578,627)	(2,875,816)	(3,134,319)
Net increase in deposits	39,616,719	89,531,372	21,662,876

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended September 30,
	2017	2016	2015
Proceeds from Federal Home Loan Bank advances	27,000,000	97,000,000	12,000,000
Principal payments on Federal Home Loan Bank advances	(27,000,000)	(114,000,000)	(5,000,000)
Principal payments on other borrowings	(3,250,000)	—	—
Net increase in advance payments by borrowers for taxes and insurance	610,336	418,729	433,470
Net cash provided by financing activities	34,021,480	57,029,485	456,831
Net increase (decrease) in cash and cash equivalents	60,488,890	61,506,274	(69,119,728)
Cash and cash equivalents at beginning of period	91,849,499	30,343,225	99,462,953
Cash and cash equivalents at end of period	$152,338,389	$91,849,499	$30,343,225
Supplemental disclosures of cash flow information:
Interest paid	$6,724,552	$5,141,621	$4,973,645
Income taxes paid	2,822,286	2,547,438	409,920
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$1,354,421	$1,757,886	$3,237,134
Write down of real estate owned reimbursed by the FDIC	—	—	(830,225)
Gain on real estate sold payable to the FDIC	—	—	1,273,132
Issuance of common stock under stock benefit plan	684,018	661,364	561,259
Unrealized (loss) gain on investment securities available for sale, net	(2,241,533)	499,795	1,358,221
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$166,420,602	$373,488,036	$—
Other intangible assets acquired	11,089,622	28,366,473	—
Fair value of liabilities assumed	(151,734,911)	(345,948,385)	—
Total merger consideration	$25,775,313	$55,906,124	$—

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
Certain reclassifications of 2015 and 2016 balances have been made to conform to classifications used in 2017. These reclassifications did not change net income or total stockholders' equity.

(b)	Cash and Cash Equivalents
Cash and cash equivalents, as presented in the consolidated financial statements, include amounts due from other depository institutions and interest-bearing deposits in other financial institutions. Generally, interest-bearing deposits in other financial institutions are for one-day periods.

(c)	Certificates of Deposit Held at Other Financial Institutions
The Company's investments in certificates of deposit issued by other financial institutions are generally fully insured by the FDIC up to the applicable limit of $250,000 and have an original maturity of between 9 and 120 months. The current remaining maturities of the Company's certificates of deposit held at other financial institutions at September 30,

2017 range from 3 days to 77 months with a weighted average maturity of 19 months and a weighted average yield of 1.75%.

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
Performing loans acquired are accounted for using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value. Discounts on acquired performing loans are estimated based on analysis of the performing portfolio. Such estimated discounts are recorded as an acquisition fair value adjustment and are accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition.
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

(g)	Business Combinations
Accounting principles generally accepted in the United States requires that the acquisition method of accounting, formerly referred to as purchase method, be used for all business combinations and that an acquirer be identified for each business combination. Under U.S. GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. U.S. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date.

(h)	Other Real Estate Owned
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
Costs of improvements to real estate are capitalized, while costs associated with holding the real estate are charged to operations.

(i)	Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets range from 20 to 39 years for buildings and improvements and 3 to 15 years for furniture, fixtures, and equipment.

(i)	Mortgage Banking Activities and Mortgage Servicing Rights
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
Comprehensive income for the Company consists of net income for the period, unrealized holding gains and losses on investments, mortgage-backed securities, collateralized mortgage-backed securities, and collateralized mortgage obligations classified as available for sale, net of income taxes, and certain reclassification adjustments. For the periods ended September 30, 2017 and 2016, there were no items reclassified out of other comprehensive income with the exception of realized gains/losses on securities available for sale. Items reclassified out of comprehensive income are included within non-interest income on the consolidated statements of income for all periods presented.

(l)	Goodwill and Other Intangible Assets
Intangible assets include goodwill, which is the cost in excess of net assets acquired in connection with the acquisitions of EBA Bancshares, Inc. and subsidiary, Eagle Bank of Alabama (collectively "EBA"), CBS Financial Corporation and subsidiary, Community Bank of the South (collectively "CBS") and Resurgens Bancorp and subsidiary, Resurgens Bank (collectively "Resurgens"). Intangible assets also include core deposit intangibles associated with the acquisitions of CBS and Resurgens. Each core deposit tangible is being amortized over ten years.
The Company tests its goodwill for impairment annually unless interim events or circumstances make it more likely than not that an impairment loss has occurred. Impairment is defined as the amount by which the implied fair value of the goodwill is less than the goodwill’s carrying value. Impairment losses, if incurred, would be charged to operating expense. For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit. The Company performed a qualitative assessment and determined that it was more likely than not that the fair value of the reporting unit was greater than the carrying amount at September 30, 2017.

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

	Years Ended September 30,
	2017	2016	2015
Numerator:
Net income	$14,436,105	$11,863,320	$5,572,162
Denominator:
Weighted average common shares outstanding	14,316,609	14,371,126	15,717,421
Common stock equivalents	836,764	612,218	682,410
Diluted shares	$15,153,373	$14,983,344	$16,399,831
Net income per share:
Basic	$1.01	$0.83	$0.35
Diluted	$0.95	$0.79	$0.34

(o)	Employee Stock Ownership Plan (ESOP)
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
The Company owns life insurance policies to provide for the payment of death benefits related to existing deferred compensation and supplemental income plans maintained for the benefit of certain executives and directors of the Company. The total cash surrender value amounts of such policies at September 30, 2017 and 2016 was $53,516,317 and $49,268,973, respectively. The Company recorded, as income, increases to the cash surrender value of $1,195,445, $1,225,422, and $1,245,382, for the years ended September 30, 2017, 2016, and 2015, respectively.

(q)	Recent Accounting Pronouncements
In July 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815 ): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2017-11"). Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity. Amendments in this ASU simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Management is currently evaluating the impact of this ASU on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, which is an update to Topic 718, Compensation - Stock Compensation. The update provides guidance on determining which changes to the terms and conditions of share-based payment awards, including stock options, require an entity to apply modification accounting under Topic 718. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management does not currently expect that adoption of this ASU will have a material impact on the Company's results of operations and consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. Amendments in the ASU affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). This amendment shortens the amortization period for certain callable debt securities held at a premium requiring the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, the discount continues to be amortized to maturity. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities may apply the guidance retrospectively or modified retrospectively. The Company is currently evaluating the provisions of ASU 2017-05 to determine the potential impact the new standard will have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step of the previous FASB guidance for testing goodwill for impairment and is intended to reduce cost and complexity of goodwill impairment testing. The amendments in this ASU modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reported unit exceeds its fair value. After determining if the carrying amount of a reporting unit exceeds its fair value, the entity should take an impairment charge of the same amount to the goodwill for that reporting unit, not to exceed the total goodwill amount for that reporting unit. This eliminates the second step of calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323) - Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. ASU 2017-03 is an amendment to paragraph 250-10-S99-6 which states that "Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards Are Adopted in a Future Period (in accordance with Staff Accounting Bulletin (SAB) Topic 11.M)." Registrants should evaluate ASUs that are to be adopted in future periods to determine the appropriate financial statement disclosures that need to be made regarding potential material effects of those standards on financial statements when they are adopted. The Company has improved its disclosures regarding the impact of recently issued accounting standards adopted in a future period will have on its accounting and disclosures in this footnote and will continue to monitor in future filings.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following nine specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned; 6) life insurance policies; 7) distributions received from equity method investees; 8) beneficial interests in securitization transactions; and 9) separately identifiable cash flows and application of the predominance principle. The amendments are effective for public companies for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance to be material to the consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a "current expected credit loss" ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has assembled a transition team to assess the adoption of this ASU, which is in the process of developing a project plan regarding implementation. The team is currently evaluating data and software requirements for implementation, and plans to run parallel models for one year prior to implementation. Management believes it is currently too early to assess any potential financial statement impact from the adoption of this standard.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements. During the first quarter of the current fiscal year, the Company early adopted this ASU, with a $127,000 reduction in income tax expense for the year ended September 30, 2017.
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
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was to be effective for annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, deferring the effective date for the standard to reporting periods beginning after December 15, 2017. As a financial institution, the Company's revenue is more significantly weighted towards net interest income on its financial assets and liabilities, which is explicitly excluded from the scope of the new standard. The Company continues to assess its revenue streams and review its contracts with customers that are potentially affected by the new guidance, such as fees on deposits, gains and losses on the sale of other real estate owned, bankcard fees and brokerage commissions, to determine the potential impact the new guidance is expected to have on the Company's consolidated financial statements. The Company's revenue recognition pattern for these revenue streams, however, is not expected to change materially from current practice. The Company also continues to follow implementation issues specific to financial institutions which are still under discussion by the FASB's Transition Resource Group. The Company plans to adopt the ASU on October 1, 2018, most likely under the modified retrospective approach.

Note 2: Business Combinations
Acquisition of Resurgens Bancorp
On September 1, 2017, the Company completed its acquisition of Resurgens Bancorp ("Resurgens") and its wholly-owned subsidiary, Resurgens Bank, for cash consideration of $25.8 million. Upon completion of the acquisition, Resurgens merged into Charter Financial, and Resurgens Bank merged into CharterBank. The acquisition expanded the bank's presence in the Atlanta market with two branches in DeKalb County.
Goodwill of $9.6 million, which is the excess of merger consideration over the estimated fair value of net assets acquired, was recorded in the Resurgens acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.
The following table provides a summary of the assets acquired and liabilities assumed of Resurgens as recorded by the Company. As provided for under GAAP, management has up to one year following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. The fair values shown in the following table have been determined by management to be the Day 1 Fair Values.

Purchase Price:
Cash paid to Resurgens shareholders		$25,775,313

Fair value of assets acquired:
Cash and cash equivalents	$31,196,692
Loans receivable, net	128,756,348
Federal Home Loan Bank stock	569,800
Premises and equipment	1,507,309
Accrued interest and dividends receivable	468,900
Core deposit intangible	1,536,000
Bank owned life insurance	3,051,900
Deferred tax assets	393,195
Other assets	476,458
Total assets acquired	167,956,602

Fair value of liabilities assumed:
Deposits	138,031,166
Federal Home Loan Bank advances	10,024,100
Other borrowings	3,250,000
Advance payments by borrowers for taxes and insurance	47,592
Other liabilities	382,053
Total liabilities assumed	$151,734,911

Fair value of net assets acquired		16,221,691
Goodwill recognized for Resurgens		$9,553,622

No loans were recognized as credit impaired in the acquisition.
The Company recorded $1.9 million of merger-related expenses during the year ended September 30, 2017. Integration of the acquisition is not expected to be completed until mid-February of 2018, and no further merger-related costs are expected after that time. The Company also assumed a $3.3 million borrowing that was paid off immediately following closing of the acquisition.
The following unaudited pro forma financial information reflects the consolidated results of operations of the Company and Resurgens. These results combine the historical results of Resurgens in the Charter Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on October 1, 2015. The unaudited pro forma information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future results of operations of Charter.

	Pro Forma	Pro Forma
	Year Ended September 30,	Year Ended September 30,
	2017	2016
Net interest income	$56,778,275	$54,808,744
Net income	$16,537,303	$13,682,222
Earnings per share:
Basic	$1.16	$0.95
Diluted	$1.09	$0.91
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
The Company assumed $4.1 million in floating rate junior subordinated debt payable to CBS Trust I and $5.2 million payable to CBS Trust II that must be redeemed by December 15, 2037 and March 31, 2035, respectively. The acquired CBS Trust I debentures require interest to be paid quarterly at a rate of Prime plus 0.25%, while the acquired CBS Trust II debentures require interest to be paid quarterly at a rate of Prime plus 2.75%. The remaining fair value adjustment on the junior subordinated debentures of $2.6 million at September 30, 2017 will be amortized by the straight-line method over the remaining lives of the subordinated debentures. See Note 12: Borrowings and Subordinated Debentures for further information.
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

Purchase Price:
Cash paid to CBS shareholders		$58,846,612
Less: Cash paid to Stock Appreciation Rights holders by CBS		(2,940,488)
Total cash consideration paid by Charter Financial		$55,906,124

Fair value of assets acquired:
Cash and cash equivalents	$13,385,564
Certificates of deposit held at other financial institutions	25,202,320
Investment securities available for sale	22,198,577
Loans held for sale	924,000
Loans receivable, net	300,775,423
Federal Home Loan Bank stock	545,300
Restricted securities, at cost	279,000
Premises and equipment	7,945,313
Accrued interest and dividends receivable	838,865
Other real estate owned	454,900
Core deposit intangible	2,898,000
Other assets	938,774
Total assets acquired	376,386,036

Fair value of liabilities assumed:
Deposits	333,719,277
Federal Home Loan Bank advances	5,000,000
Floating rate junior subordinated debt	6,519,000
Advance payments by borrowers for taxes and insurance	134,031
Other liabilities	576,077
Total liabilities assumed	$345,948,385

Fair value of net assets acquired		30,437,651
Goodwill recognized for CBS		$25,468,473
No loans were recognized as credit impaired in the acquisition.
The Company recorded $4.2 million of merger-related expenses during the year ended September 30, 2016. Integration of the acquisition was completed during the fourth quarter of fiscal 2016, and no further merger-related costs are expected nor have been incurred.
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

	Pro Forma	Pro Forma
	Year Ended September 30,	Year Ended September 30,
	2016	2015
Net interest income	$51,384,220	$51,356,805
Net income	$14,776,222	$14,748,351
Earnings per share:
Basic	$1.03	$0.94
Diluted	$0.99	$0.90

Note 3: Goodwill and Other Intangible Assets
Goodwill and other intangible assets include cost in excess of net assets acquired and core deposit intangibles recorded in connection with certain acquisitions. Management tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The core deposit intangibles are being amortized over the average remaining life of the acquired customer deposits of ten years. The Company recorded amortization expense related to the core deposit intangible of $560,776, $415,617, and $266,451 for the years ended September 30, 2017, 2016, and 2015, respectively.
At September 30, 2017 and 2016, intangible assets are summarized as follows:

	September 30,
	2017	2016

Goodwill	$39,347,378	$29,793,756

Core deposit intangible	$7,803,449	$6,267,449
Less accumulated amortization	4,188,616	3,627,841
Other intangible assets, net of amortization	$3,614,833	$2,639,608
Amortization expense for the core deposit intangible for the next five years and thereafter as of September 30, 2017 is as follows:

Year Ending September 30,
2018	$717,500
2019	576,500
2020	463,000
2021	371,000
2022	314,000
Thereafter	1,172,833
$3,614,833

Note 4: Securities Available for Sale
Securities available for sale are summarized as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$2,238,758	$13,177	$(120)	$2,251,815
Collateralized loan obligations	40,629,368	92,000	(43,692)	40,677,676
Mortgage-backed securities:
FHLMC certificates	21,657,987	220,228	(123,093)	21,755,122
FNMA certificates	114,740,214	177,495	(1,926,890)	112,990,819
GNMA certificates	2,504,334	2,645	(916)	2,506,063
Private-label mortgage securities: (1)
Investment grade	614,679	—	(23,236)	591,443
Split rating (2)	2,337,239	—	(87,569)	2,249,670
Non-investment grade	790,956	—	(23,743)	767,213
Total	$185,513,535	$505,545	$(2,229,259)	$183,789,821
________________________________

(1)	Credit ratings are current as of September 30, 2017.

(2)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$2,483,779	$42,041	$(1,653)	$2,524,167
Collateralized loan obligations	39,748,828	79,464	(121,564)	39,706,728
Mortgage-backed securities:
FHLMC certificates	27,432,208	592,777	—	28,024,985
FNMA certificates	126,292,589	1,213,349	(102,546)	127,403,392
GNMA certificates	1,509,079	3,878	—	1,512,957
Private-label mortgage securities:
Investment grade	847,064	1,100	(36,696)	811,468
Split rating (1)	553,376	—	(5,390)	547,986
Non-investment grade	5,796,816	212,151	(204,363)	5,804,604
Total	$204,663,739	$2,144,760	$(472,212)	$206,336,287
________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.
Proceeds from called or matured securities available for sale during the years ended September 30, 2017, 2016 and 2015 were $24.1 million, $4.5 million, and $6.8 million, respectively. Proceeds from sales of securities available for sale during years ended September 30, 2017, 2016, and 2015 were $6.6 million, $22.0 million, and $14.0 million, respectively. Gross realized gains on the sale of these securities were $247,780, $49,144, and $2,507, for the years ended September 30, 2017, 2016 and 2015, respectively and gross realized losses were $0, $259 and $29,716 for the years ended September 30, 2017, 2016 and 2015, respectively.
The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due within one year	$807,505	$807,960
Due from one year to five years	1,431,252	1,443,855
Due after five years	40,629,369	40,677,676
Mortgage-backed securities	142,645,409	140,860,330
Total	$185,513,535	$183,789,821
The Company’s investment in FHLB stock was $4.1 million and $3.4 million at September 30, 2017 and 2016, respectively. The investment in FHLB stock is carried at cost because it is considered a restricted stock investment with no readily determinable market value. As of September 30, 2017, the investment in FHLB stock represented approximately 0.25% of total assets and the amortized cost and fair value of this investment are equal. In determining the carrying amount of the FHLB stock, the Company evaluated the ultimate recoverability of the par value.
Securities available for sale with an aggregate carrying value of $89.6 million at September 30, 2017, were available to be pledged to secure FHLB advances, however no securities were pledged at September 30, 2017 or 2016 to secure FHLB advances.
As part of the Company's investment in floating rate junior subordinated debt assumed in the acquisition of CBS (see Note 2: Business Combinations and Note 12: Borrowings and Subordinated Debentures), the Company had $279,000 in restricted securities at September 30, 2017 and 2016, respectively. The investment in restricted securities is carried at cost because it is considered a restricted stock investment with no readily determinable market value. The Company receives quarterly dividends from each investment in debentures. Dividend income from restricted securities totaled $11,007 and $5,013 during the years ended September 30, 2017 and 2016, respectively.
Securities available for sale in a continuous unrealized loss position for less than 12 months at September 30, 2017 are as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$556,675	$(120)	$556,555
Collateralized loan obligations	9,173,224	(43,692)	9,129,532
Mortgage-backed securities:
FHLMC certificates	10,721,484	(123,093)	10,598,391
FNMA certificates	46,902,868	(270,060)	46,632,808
GNMA certificates	1,042,769	(916)	1,041,853
Private-label mortgage securities	107,879	(211)	107,668
Total	$68,504,899	$(438,092)	$68,066,807

	September 30, 2016
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$1,025,997	$(1,653)	$1,024,344
Mortgage-backed securities:
FNMA certificates	15,742,485	(71,197)	15,671,288
Private-label mortgage securities	2,487,651	(125,727)	2,361,924
Total	$19,256,133	$(198,577)	$19,057,556
Securities available for sale that have been in a continuous unrealized loss position for greater than 12 months at September 30, 2017 and 2016 are as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FNMA certificates	$59,666,482	$(1,656,829)	$58,009,653
Private-label mortgage securities	3,634,997	(134,338)	3,500,659
Total	$63,301,479	$(1,791,167)	$61,510,312

	September 30, 2016
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
Collateralized loan obligations	$15,469,859	$(121,564)	$15,348,295
Mortgage-backed securities:
FNMA certificates	3,923,709	(31,349)	3,892,360
Private-label mortgage securities	2,463,439	(120,722)	2,342,717
Total	$21,857,007	$(273,635)	$21,583,372
At September 30, 2017, the Company had approximately $134,548 of gross unrealized losses on private-label mortgage securities. During the years ended September 30, 2017 and 2016, the Company did not record any other-than-temporary impairment charges. The Company is projecting that it will receive essentially all contractual cash flows so there is no break in yield or additional other-than-temporary impairment.
The Company previously, in fiscal 2011, recognized $380,000 in credit losses on its investment portfolio. The security in which the other-than-temporary impairment charge was recorded was sold during the year ended September 30, 2017, so no further impairment charges are present in the portfolio. The Company recorded no such credit losses during the years ended September 30, 2017, 2016 or 2015.

Note 5: Loans and Allowance for Loan Losses
Loans outstanding, by portfolio segment, are summarized in the following table:

	September 30, 2017	September 30, 2016

1-4 family residential real estate	$232,040,341	$236,939,555
Commercial real estate	697,070,779	595,157,268
Commercial	103,673,447	71,865,081
Real estate construction	88,791,799	80,500,321
Consumer and other	39,943,386	21,240,512
Total loans, net of acquisition fair value adjustments	1,161,519,752	1,005,702,737
Unamortized loan origination fees, net	(1,165,148)	(1,278,830)
Allowance for loan losses	(11,078,422)	(10,371,416)
Total loans, net	$1,149,276,182	$994,052,491
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
Commercial real estate loans are generally made by the Company to entities in Georgia, Alabama, Florida and adjoining states and are secured by properties in these states. Commercial real estate lending involves different risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and generally requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2017, approximately 30.2% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.
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
The Company also originates first and second mortgage loans and home equity lines of credit secured by one- to four-family residential properties within Georgia, Alabama and the Florida panhandle. Management currently originates mortgages at all branch locations, but utilizes a centralized underwriting location to reduce risk. The Company originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate 30 year conforming loans are generally originated for resale into the secondary market and loans that are non-conforming due to property exceptions and that have adjustable rates are generally retained in the Company’s portfolio. The non-conforming loans originated are not considered to be subprime loans and the amount of subprime and low documentation loans held by the Company is not material. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 90% of the value of the underlying property. At September 30, 2017, the Company had $46.7 million of home equity lines of credit and second mortgage loans.
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
The Company’s commercial business loans are generally limited to terms of ten years or less. Management typically collateralizes these loans with a lien on commercial real estate or, much less frequently, with a lien on business assets and equipment. Management also generally requires the personal guarantee of the business owner. Interest rates on commercial business loans are generally higher than interest rates on residential or commercial real estate loans due to the risk inherent in this type of loan. Commercial business loans are generally considered to have more risk than residential mortgage loans or commercial real estate loans because the collateral may be in the form of intangible assets and/or readily depreciable inventory. Commercial business loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater supervision efforts by management compared to residential mortgage or commercial real estate lending.
The Company also has a portfolio of SBA loans, which are generally related to commercial lending. Each loan has either a portion guaranteed by the SBA or other credit enhancements provided by the government.
The Company maintains an internal loan review function that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Nonaccrual and Past Due Loans. An aging analysis of past due loans, segregated by class of loans, at September 30, 2017 and 2016 was as follows:

	September 30, 2017	September 30, 2016

Current	$1,155,094,965	$998,370,863
Accruing past due loans:
30-89 days past due
1-4 family residential real estate	1,567,688	1,101,667
Commercial real estate	1,490,424	604,724
Commercial	1,000,840	50,712
Real estate construction	—	—
Consumer and other	659,174	335,062
Total 30-89 days past due	4,718,126	2,092,165
90 days or greater past due (1)
1-4 family residential real estate	46,223	449,901
Commercial real estate	—	929,944
Commercial	—	124,553
Real estate construction	—	—
Consumer and other	—	—
Total 90 days or greater past due	46,223	1,504,398
Total accruing past due loans	4,764,349	3,596,563
Nonaccruing loans: (2)
1-4 family residential real estate	293,224	930,121
Commercial real estate	1,327,037	2,705,439
Commercial	40,177	99,751
Real estate construction	—	—
Consumer and other	—	—
Nonaccruing loans	1,660,438	3,735,311
Total loans	$1,161,519,752	$1,005,702,737
________________________________

(1)
Acquired loans in the amount of $0 and $1.5 million at September 30, 2017 and 2016, respectively, are regarded as accruing loans and included in this section. These loans, which are accounted for under ASC 310-30, are reported as accruing loans because of accretable discounts established at the time of acquisition.

(2)
Acquired loans in the amount of $888,000 and $2.5 million at September 30, 2017 and 2016, respectively, are regarded as accruing loans and excluded from the nonaccrual section due to the ongoing recognition of accretion income established at the time of acquisition.

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

Impaired loans for the periods ended September 30, 2017 and 2016, segregated by class of loans are presented below. At September 30, 2017, there was a recorded allowance for loan losses of $48,733 on impaired loans. There was $47,955 allowance for loan losses on impaired loans at September 30, 2016.

				Year Ended September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized

1-4 family residential real estate (1)	$955,522	$1,143,831	$24,434	$975,317	$33,166
Commercial real estate (2)	5,960,208	6,970,943	24,299	6,131,422	259,651
Commercial	140,012	363,382	—	161,068	—
Real estate construction	—	—	—	—	—
Consumer and other	28,806	30,125	—	30,394	1,976
Total impaired loans	$7,084,548	$8,508,281	$48,733	$7,298,201	$294,793
________________________________

(1)
1-4 family residential real estate loans with related allowances totaling $24,434 had a recorded investment of $24,434 and unpaid principal balance of $25,131 at September 30, 2017. During the year ended September 30, 2017, the Company had an average investment in such loans of $24,858 and recorded $90 of interest income on the loans.

(2)
Commercial real estate loans with related allowances totaling $24,299 had a recorded investment of $686,520 and unpaid principal balance of $695,762 at September 30, 2017. During the year ended September 30, 2017, the Company had an average investment in such loans of $717,892 and recorded $39,825 of interest income on the loans.

The recorded investment in accruing troubled debt restructured loans at September 30, 2017 totaled $5.0 million and is included in the impaired loan table above.

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
________________________________

(1)
Commercial real estate loans with related allowances totaling $47,955 had a recorded investment and unpaid principal balance of $120,174 at September 30, 2017. During the year ended September 30, 2017, the Company had an average investment in such loans of $97,131 and recorded $3,931 of interest income on the loans.

The recorded investment in accruing troubled debt restructured loans at September 30, 2016 totaled $4.6 million and is included in the impaired loan table above.

For the years ended September 30, 2017 and 2016, the following tables present a breakdown of the types of concessions determined to be troubled debt restructurings (“TDRs”) during the period by loan class:

	Accruing Loans			Nonaccrual Loans
	Year Ended September 30, 2017			Year Ended September 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
1-4 family residential real estate	8	$815,575	$815,575	1	$8,676	$8,676
Commercial real estate	2	515,639	515,639	—	—	—
Consumer and other	—	—	—	1	32,138	32,138
Total	10	$1,331,214	$1,331,214	2	$40,814	$40,814

	Accruing Loans			Nonaccrual Loans
	Year Ended September 30, 2016			Year Ended September 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
1-4 family residential real estate	1	$26,118	$26,118	—	$—	$—
Commercial real estate	—	$—	$—	1	$271,107	$193,500
Total	1	$26,118	$26,118	1	$271,107	$193,500
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
At September 30, 2017, restructured loans with a modified balance of $5.0 million were accruing and $92,000 were nonaccruing. At September 30, 2016, restructured loans with a modified balance of $4.6 million were accruing and $1.8 million were nonaccruing.
There were no loans that defaulted within twelve months of restructure at September 30, 2017 or 2016.
Acquired Impaired Loans. The following table documents changes in the accretable discount on acquired credit impaired loans during the years ended September 30, 2017 and 2016:

	September 30,
	2017	2016

Balance, beginning of period	$462,071	$3,391,288
Loan accretion	(462,071)	(2,929,217)
Balance, end of period	$—	$462,071
The following table presents the outstanding balances and related carrying amounts for all purchase credit impaired loans at the periods ended September 30, 2017, 2016 and 2015:

	September 30,
	2017	2016	2015

Unpaid principal balance	$18,327,905	$22,666,947	$31,522,816
Carrying amount	16,974,607	21,118,977	27,353,545
Acquired Performing Loans. Included within total loans are acquired performing loans shown net of fair value discounts in the amount of $333.5 million and $286.1 million at September 30, 2017 and 2016, respectively. These fair value discounts are being amortized over the remaining lives of the respective loans and totaled $4.1 million and $2.6 million at September 30, 2017 and 2016, respectively.
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

The following table presents the risk grades of the loan portfolio, segregated by class of loans:
September 30, 2017

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$230,417,503	$654,217,207	$102,690,306	$88,551,410	$39,914,580	$1,115,791,006
Special Mention (5)	—	14,318,249	494,241	240,389	—	15,052,879
Substandard (6)	1,622,838	28,535,323	488,900	—	28,806	30,675,867
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total loans	$232,040,341	$697,070,779	$103,673,447	$88,791,799	$39,943,386	$1,161,519,752
September 30, 2016

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$231,606,989	$552,056,562	$71,053,118	$79,347,882	$21,171,121	$955,235,672
Special Mention (5)	1,314,543	11,699,353	73,878	38,159	—	13,125,933
Substandard (6)	4,018,023	31,401,353	738,085	1,114,280	69,391	37,341,132
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total loans	$236,939,555	$595,157,268	$71,865,081	$80,500,321	$21,240,512	$1,005,702,737
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
The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time. The adjustments in the Company's methodology were not material to the overall allowance or provision for the years ended September 30, 2017 and 2016.
An unallocated allowance is generally maintained in a range of 4% to 12% of the total allowance in recognition of the imprecision of the estimates and other factors. In times of greater economic downturn and uncertainty, the higher end of this range is provided.
The Company maintained its allowance for loan losses for the years ended September 30, 2017 and 2016 in response to inconsistent economic conditions, net charge-offs/recoveries, financial indicators for borrowers in the real estate sectors, continuing low collateral values of commercial and residential real estate, and nonaccrual and impaired loans. The Company recorded a negative provision of $900,000 in the year ended September 30, 2017 due to the long term trend of declining net charge-offs, including net recoveries in 11 of the last 12 quarters, and overall improvement in the credit quality of the loan portfolio. A negative provision of $250,000 was recorded in the year ended September 30, 2016.
The following tables are a summary of transactions in the allowance for loan losses by portfolio segment for the years ended September 30, 2017 and 2016:

	Year Ended September 30, 2017
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$779,288	$7,346,130	$600,258	$516,556	$79,140	$1,050,044	$10,371,416
Charge-offs	(92,136)	(120,169)	—	—	(90,607)	—	(302,912)
Recoveries	154,136	1,040,719	664,248	—	50,815	—	1,909,918
Provision	(178,227)	(446,602)	(487,955)	(33,891)	156,689	89,986	(900,000)
Ending balance	$663,061	$7,820,078	$776,551	$482,665	$196,037	$1,140,030	$11,078,422
Amounts allocated to:
Individually evaluated for impairment	$24,434	$24,299	$—	$—	$—	$—	$48,733
Other loans not individually evaluated	638,627	7,795,779	776,551	482,665	196,037	1,140,030	11,029,689
Ending balance	$663,061	$7,820,078	$776,551	$482,665	$196,037	$1,140,030	$11,078,422
Loans:
Amounts collectively evaluated for impairment	$229,359,838	$679,367,829	$100,026,551	$88,791,799	$39,914,580		$1,137,460,597
Amounts individually evaluated for impairment	955,522	5,960,208	140,012	—	28,806		7,084,548
Amounts related to loans acquired with deteriorated credit quality	1,724,981	11,742,742	3,506,884	—	—		16,974,607
Ending balance	$232,040,341	$697,070,779	$103,673,447	$88,791,799	$39,943,386		$1,161,519,752

	Year Ended September 30, 2016
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$708,671	$7,787,165	$473,342	$503,112	$16,222	$—	$9,488,512
Charge-offs	(53,620)	(135,983)	(25,993)	—	(11,529)	—	(227,125)
Recoveries	98,541	441,118	793,191	5,000	22,179	—	1,360,029
Provision	25,696	(746,170)	(640,282)	8,444	52,268	1,050,044	(250,000)
Ending balance	$779,288	$7,346,130	$600,258	$516,556	$79,140	$1,050,044	$10,371,416
Amounts allocated to:
Individually evaluated for impairment	$—	$47,955	$—	$—	$—	$—	$47,955
Other loans not individually evaluated	779,288	7,298,175	600,258	516,556	79,140	1,050,044	10,323,461
Ending balance	$779,288	$7,346,130	$600,258	$516,556	$79,140	$1,050,044	$10,371,416
Loans:
Amounts collectively evaluated for impairment	$232,761,343	$573,936,063	$67,825,557	$80,500,321	$21,240,512		$976,263,796
Amounts individually evaluated for impairment	1,042,504	7,177,709	99,751	—	—		8,319,964
Amounts related to loans acquired with deteriorated credit quality	3,135,708	14,043,496	3,939,773	—	—		21,118,977
Ending balance	$236,939,555	$595,157,268	$71,865,081	$80,500,321	$21,240,512		$1,005,702,737
Included within the above loan amounts are acquired loans, both performing and purchased credit impaired, which are shown net of fair value discounts. The total acquired net loan amounts reflected in the above tables were $350.5 million and $306.8 million at September 30, 2017 and 2016, respectively. The total remaining fair value discounts related to the acquired loans totaled $4.1 million and $3.1 million at September 30, 2017 and 2016, respectively.
The Company also serviced mortgage loans primarily for others with aggregate principal balances of $146,288,289, $97,118,039, and $50,201,266 at September 30, 2017, 2016, and 2015, respectively.
Loans to certain executive officers, directors, and their associates totaled $512,995 and $137,350 at September 30, 2017 and 2016, respectively. Management believes that such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk nor present other unfavorable features.
The following is a summary of activity with respect to such aggregate loans to these individuals and their associates and affiliated companies:

	September 30,
	2017	2016

Beginning balance	$137,350	$313,916
New loans/advances	502,388	—
Repayments	(126,743)	(176,566)
Ending balance	$512,995	$137,350

Note 6: Mortgage and SBA Servicing Rights
Mortgage Servicing Rights
The Company sells certain mortgage loans on a servicing retained basis. The loans, which are guaranteed by Fannie Mae and Freddie Mac, are generally secured by residential real estate property. During the years ended September 30, 2017, 2016, and 2015, the Company sold mortgage loans with unpaid principal balances totaling $61,424,274, $61,382,983, and $33,859,950, respectively, and recognized $1,194,523, $1,261,259, and $600,112, respectively, in gains on the loan sales. The Company retains the related loan servicing rights and receives servicing fees on the sold loans. The servicing fees are recorded in Other noninterest income and the gains on sales of loans are recorded in Gain on sale of loans in the consolidated statements of income. Mortgage servicing fees totaled $300,442, $159,096, and $65,677 for the years ended September 30, 2017, 2016, and 2015, respectively. At September 30, 2017 and 2016, the Company serviced mortgage loans with unpaid principal balances totaling $146,288,289 and $97,118,039, respectively. The Company's mortgage servicing rights, which totaled $1,319,725 and $820,557 at September 30, 2017 and 2016, respectively, are included in Other assets in the consolidated statements of financial condition.

	September 30,
	2017	2016
Mortgage servicing rights:
Balance, beginning of year	$820,557	$390,356
Additions	434,005	418,543
Fair value adjustments	65,163	11,658
Balance, end of year	$1,319,725	$820,557
A summary of the key characteristics, inputs and economic assumptions used to estimate the fair value of the Company's mortgage servicing rights are as follows:

	September 30,
	2017	2016
Mortgage servicing rights:
Fair value	$1,319,725	$820,557
Weighted average discount rate	0.92%	0.88%
Weighted average gross coupon	3.75%	3.66%
Decline in fair value due to a 1% adverse change	$357,395	$295,510
Prepayment speed	9.77%	10.88%
Weighted average remaining life (years)	6.9	6.3
The risk inherent in the mortgage servicing rights asset includes prepayments at different rates than anticipated or resolution of loans at dates not consistent with the estimated expected lives. These events would cause the value of the servicing asset to decline at a faster or slower rate than originally anticipated.
Information about the mortgage loans serviced by the Company at and for the periods presented is as follows:

	September 30, 2017			Net Charge-offs during the year ended September 30, 2017
	Unpaid Principal Balance	30-89 Days Past Due	90 Days or Greater Past Due
Mortgage loans serviced:
Serviced for others	$146,288,289	$177,883	$161,293	$—
Held-for-sale	520,410	—	—	—
Total mortgage loans serviced	$146,808,699	$177,883	$161,293	$—
SBA Servicing Rights
During the year ended September 30, 2017, the Company acquired $9,803,650 of SBA loans serviced for others in the acquisition of Resurgens (see Note 2: Business Combinations, for further information). The Company also acquired $192,646 of SBA servicing rights in the acquisition. Due to the infrequent nature of SBA loan sales and low balances of loans serviced, the Company did not previously capitalize servicing rights on its portfolio of SBA loans serviced for others, which totaled $11,444,286 and $2,198,581 at September 30, 2017, and 2016, respectively.

The Company recorded $2,645 of amortization on the SBA servicing rights during the year ended September 30, 2017. As the SBA servicing rights were acquired at fair value in the acquisition of Resurgens on September 1, 2017, no impairment charge has currently been assessed on those rights, which totaled $190,001 at September 30, 2017.
The risk inherent in SBA servicing rights includes prepayments at different rates than anticipated or resolution of loans at dates not consistent with the estimated expected lives. These events would cause the value of the servicing asset to decline at a faster or slower rate than originally anticipated.

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
The following table presents a summary of the calculation of the loss recognized as a result of the termination of the FDIC loss share agreements:

Year Ended
September 30, 2015

Net cash received from FDIC to settle loss share agreements	$1,806,902
FDIC loss share receivable	(4,348,473)
Loss on termination of FDIC loss share	(2,541,571)
Net accretion of FDIC receivable fair value adjustment during the period	106,668
FDIC receivable for loss sharing agreements impairment	$(2,434,903)

Note 8: Accrued Interest and Dividends Receivable
At September 30, 2017 and 2016, accrued interest and dividends receivable are summarized as follows:

	September 30,
	2017	2016

Loans receivable	$3,536,373	$2,831,042
Mortgage-backed securities, collateralized mortgage-backed securities and collateralized mortgage obligations	307,986	353,838
Other investment securities	344,219	250,020
Certificates of deposit held at other financial institutions	7,812	7,151
Restricted securities	1,318	—
Total	$4,197,708	$3,442,051

Note 9: Other Real Estate Owned
The following is a summary of transactions in OREO:

	September 30,
	2017	2016	2015

Balance, beginning of period	$2,706,461	$3,410,538	$7,315,791
Real estate acquired through foreclosure of loans receivable	1,354,421	1,757,886	3,237,134
Real estate purchased in acquisition	—	454,900	—
Donation of other real estate owned	—	(21,500)	—
Proceeds from real estate sold	(3,218,354)	(3,631,676)	(7,676,904)
Provision for losses on real estate owned recognized in noninterest expense	(29,487)	(163,741)	(246,891)
Gain on sale of real estate owned recognized in noninterest expense	624,304	900,054	397,392
Gain on real estate sold payable to the FDIC	—	—	1,273,132
Increase of FDIC receivable for loss sharing agreements	—	—	(830,225)
Principal reductions	—	—	(58,891)
Balance, end of period	$1,437,345	$2,706,461	$3,410,538
Included in the table above is approximately $224,000 and $618,000 of foreclosed residential real estate property at September 30, 2017 and 2016, respectively. Additionally, the company had approximately $195,000 and $536,000 of consumer mortgage loans collateralized by residential real estate in the process of foreclosure at September 30, 2017 and 2016, respectively.

Note 10: Premises and Equipment
Premises and equipment at September 30, 2017 and 2016 is summarized as follows:

	September 30,
	2017	2016

Land	$9,426,280	$9,426,280
Buildings and improvements	25,159,004	22,988,057
Furniture, fixtures, and equipment	5,560,192	7,240,790
Construction in progress	150,168	—
Premises and equipment, gross	40,295,644	39,655,127
Less accumulated depreciation	10,717,131	11,576,536
Premises and equipment, net	$29,578,513	$28,078,591
Depreciation expense for premises and equipment for the years ended September 30, 2017, 2016, and 2015, was $1,206,281, $1,060,587, and $1,257,125, respectively.

Note 11: Deposits
At September 30, 2017 and 2016, deposits are summarized as follows:

	September 30, 2017					September 30, 2016
	Amount	Range of interest rates			Weighted average interest rates	Amount	Range of interest rates			Weighted average interest rates

Demand and money market accounts	$846,696,010	0.00	-	1.45%	0.21%	$720,880,444	0.00	-	0.85%	0.17%
Savings deposits	66,158,410	0.02	-	0.10%	0.04%	63,824,166	0.02	-	0.04%	0.04%
Time deposits by original term:
Time deposits $100,000 and over	258,327,579	0.03	-	3.25%	1.17%	203,041,804	0.03	-	3.25%	1.11%
Other time deposits:
12 months or less	105,633,079	0.03	-	2.50%	0.67%	107,659,935	0.01	-	3.06%	0.62%
13-36 months	43,429,213	0.20	-	2.55%	1.14%	40,562,045	0.20	-	2.55%	0.95%
37 months or more	18,898,996	0.40	-	3.25%	1.39%	25,875,192	0.40	-	3.25%	1.49%
Total deposits	1,339,143,287				0.46%	1,161,843,586				0.42%
Accrued interest payable	554,246					632,484
Total	$1,339,697,533					$1,162,476,070
Accrued interest payable is included in other liabilities in the consolidated statements of financial condition.
Historically, the Company accepted out of market time deposits from various brokers or deposit listing services as a source of funds. The balance of the broker deposits was $30.7 million and $30.6 million at September 30, 2017, and September 30, 2016, respectively. The Company had $8.5 million of deposits from listing services at September 30, 2017, which were assumed in the acquisitions of CBS and Resurgens. The Company had $6.2 million of deposits from listing services at September 30, 2016, which were assumed in the acquisition of CBS.

At September 30, 2017, scheduled maturities of time deposits are as follows:

2018	$258,292,868
2019	73,865,676
2020	48,012,562
2021	29,362,103
2022 and thereafter	16,755,658
Total	$426,288,867
Interest expense on deposits for the years ended September 30, 2017, 2016, and 2015 is summarized as follows:

	Years Ended September 30,
	2017	2016	2015

Demand and money market accounts	$1,287,471	$897,279	$579,628
Savings deposits	25,171	23,193	9,993
Time deposits	3,480,301	2,532,286	2,137,751
Total interest expense on deposits	$4,792,943	$3,452,758	$2,727,372
Deposits of certain officers, directors, and their associates totaled $3.0 million and $3.2 million at September 30, 2017 and 2016, respectively. Management believes that such deposits have substantially the same terms as those for comparable transactions with other unrelated parties.

Note 12: Borrowings and Subordinated Debentures
At September 30, 2017 and 2016, borrowings and subordinated debentures are summarized as follows:

	September 30,
	2017	2016

Federal Home Loan Bank advances	$60,023,100	$50,000,000
Floating rate junior subordinated debt	6,724,646	6,587,549
Total borrowings	$66,747,746	$56,587,549
FHLB advances at September 30, 2017 and 2016 are summarized by year of maturity in the table below:

	September 30, 2017			September 30, 2016
	Amount	Range of interest rates	Weighted average interest rates	Amount	Range of interest rates	Weighted average interest rates

Less than one year	$—	—%	—%	$—	—%	—%
One to two years	5,020,100	1.78-1.82	1.80	—	—	—
Two to three years	5,003,000	1.57-1.75	1.66	25,000,000	4.30	4.30
Three to four years	25,000,000	1.76	1.76	—	—	—
Four to five years	—	—	—	25,000,000	1.76	1.76
Thereafter	25,000,000	3.43	3.43	—	—	—
Total	$60,023,100		2.45%	$50,000,000		3.03%
During 2017, the Company renegotiated a $25.0 million advance and replaced it with an advance of the same amount featuring a lower rate. The Company also assumed $10.0 million of advances in its acquisition of Resurgens, and paid off $2.0 million of overnight advances taken during the second and fourth quarters. During 2016, the Company paid off $5.0 million of FHLB advances assumed in the CBS acquisition that matured in May 2016, as well as an overnight borrowing totaling $12.0 million in October 2015. The Company also paid off a $25.0 million advance during May of 2016 and replaced it with a lower-costing advance of the same amount, and also paid off $72.0 million of overnight advances taken during the first and third quarters of fiscal 2016 to supplement liquidity needs. The Company also paid off a $3.3 million borrowing assumed in the acquisition of Resurgens during the year ended September 30, 2017 (see Note 2: Business Combinations).
The Company pledges all acreage, development and construction loans to the Federal Reserve, and has a blanket floating collateral lien with the FHLB to pledge all stock of the FHLB and all loans not pledged to the Federal Reserve. At September 30, 2017, the FHLB credited the Company for pledges of certain qualifying first mortgage loans with unpaid principal balances totaling $110.9 million and certain commercial real estate loans with unpaid principal balances totaling $36.5 million. Additional loans are available to be included on the specific pledges to increase borrowing capacity if needed.
At September 30, 2017, all $60.0 million of the FHLB advances were fixed rate advances. None of the Company's FHLB advances are callable by the FHLB at September 30, 2017. All of the $60.0 million in advances from the FHLB of Atlanta are subject to prepayment penalties.
At September 30, 2017, the Company had available line of credit commitments with the FHLB totaling $443.6 million, of which $60.0 million was advanced and $318,000 was tied to a letter of credit assumed in the CBS acquisition supporting a customer obligation, on which we do not expect to draw, and $2.9 million was tied to two letters of credit assumed in the acquisition of Resurgens, which the Company expects to cancel, leaving $380.4 million available at September 30, 2017 based on total assets. However, based on actual collateral pledged, $54.0 million was available along with securities available for sale with lendable collateral value of $86.9 million that were also available to be pledged. At September 30, 2017, the Company had an available line of credit based on the collateral available of $74.3 million with the Federal Reserve Bank of Atlanta.
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

The Company has entered into agreement which fully and unconditionally guarantees the capital securities subject to terms of the guarantee. Although for accounting presentation the trust preferred securities are presented as long-term debt, the outstanding balance qualifies as Tier I Capital subject to the limitation that the amount of the securities included in Tier I Capital cannot exceed 25% of total Tier I Capital. The following table provides details on the debentures as of September 30, 2017.

	Principal Amount	Interest Rate	Year of Maturity	Amount included in Tier I Capital
CBS Trust I	$4,124,000	4.50%	2035	$3,147,750
CBS Trust II	5,155,000	4.00%	2037	3,576,897
Pursuant to the acquisition of CBS on April 15, 2016, the Company assumed the debentures issued to CBS Trust I and CBS Trust II. The discount associated with the Company's assumption of the debentures issued to CBS Trust I and CBS Trust II had a total carrying value of $2.6 million as of September 30, 2017 and is being amortized over the remaining lives of the debentures. During the year ended September 30, 2017, amortization of the fair value adjustment resulted in a weighted average cost of 7.59% for the debentures. Interest for the debentures issued to CBS Trust I reprices quarterly equal to Prime plus 0.25%, and interest for the debentures issued to CBS Trust II reprices quarterly equal to LIBOR plus 2.75%.
Interest expense on borrowings and subordinated debentures for the years ended September 30, 2017, 2016, and 2015, is summarized as follows:

	Years Ended September 30,
	2017	2016	2015
Federal Home Loan Bank
Bank advances	$1,422,003	$1,955,445	$2,285,550
Floating rate junior subordinated debt	504,608	221,571	—
Total	$1,926,611	$2,177,016	$2,285,550

Note 13: Income Taxes
Income tax expense (benefit) attributable to income from continuing operations for the years ended September 30, 2017, 2016, and 2015 consists of:

	Years Ended September 30,
	2017	2016	2015
Federal
Current	$7,610,295	$4,817,725	$863,198
Deferred	(93,024)	615,015	1,683,054
Total federal tax expense	7,517,271	5,432,740	2,546,252
State
Current	767,100	239,056	84,897
Deferred	37,226	435,088	174,163
Total state tax expense	804,326	674,144	259,060
Total income tax expense	$8,321,597	$6,106,884	$2,805,312
The difference between the actual total provision for federal and state income taxes and federal income taxes computed at the statutory rate of 35% for the years ended September 30, 2017, 2016, and 2015 is summarized as follows:

	Years Ended September 30,
	2017	2016	2015

Computed “expected” tax expense	$7,965,196	$6,289,571	$2,932,116
Increase (decrease) in tax expense resulting from:
State income taxes, net of federal tax effect	522,812	438,194	168,389
Tax-exempt income	(489,132)	(571,490)	(456,866)
Tax attribute expiration	—	—	349,982
Market value appreciation of ESOP shares	165,348	87,269	62,727
Management retirement plan	(127,287)	(66,542)	(20,462)
Excess tax benefit from stock-based compensation	(95,065)	—	—
Nondeductible merger expenses	96,183	—	—
Other, net	283,542	(70,118)	(230,574)
Income tax expense	$8,321,597	$6,106,884	$2,805,312
The effective tax rate for the years ended September 30, 2017, 2016, and 2015, was 36.57%, 33.98%, and 33.49%, respectively.
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
Based upon the level of historical taxable income and projections for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefit of these deductible differences at September 30, 2017.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2017 and 2016 are presented below:

	September 30,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$4,309,506	$4,034,481
Acquired loans	1,050,248	—
Deferred compensation	1,317,386	1,714,729
Stock compensation expense	405,112	1,089,595
Real estate acquired through foreclosure	3,775	171,556
State credits	—	79,291
Net unrealized holding losses on securities available for sale	586,063	—
Other	2,037,060	1,508,241
Total gross deferred tax assets	9,709,150	8,597,893
Deferred tax liabilities:
Deferred loans cost, net	1,069,722	935,508
Depreciation	1,056,828	2,446,240
Goodwill amortization	812,515	138,830
Net unrealized holding gains on securities available for sale	—	568,666
Other	799,803	142,127
Total gross deferred tax liabilities	3,738,868	4,231,371
Net deferred tax assets	$5,970,282	$4,366,522
The Company adopted the accounting standard relating to accounting for uncertainty in income taxes during 2009. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations. An audit by the Internal Revenue Service of First Charter, MHC, Charter Federal and CharterBank’s federal income taxes for 2009 to 2011 was completed in fiscal 2013. Tax years 2014, 2015 and 2016 are subject to examination by the Internal Revenue Service. Tax years 2014 through 2016 are subject to examination by state taxing authorities in Georgia, Alabama and Florida. The Company had no material uncertain tax positions at September 30, 2017 and 2016.
There was no unrecognized tax benefit as of September 30, 2017, 2016 or 2015.

Note 14: Employee Benefits
The Company has a 401(k) Profit Sharing Plan and Trust (the Plan) which covers substantially all of its employees. The Company has no match of employee contributions to the Plan.
The Company has a short-term incentive plan which covers the majority of employees. For the years ended September 30, 2017, 2016, and 2015, the Company expensed $3,998,708, $2,947,116, and $2,816,473, respectively, related to the incentive plans which is recorded in salaries and employee benefits in the consolidated statements of income.
The Company has a 2002 stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. For options granted under the 2002 stock option plan, when granted, the options vest over periods of up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 882,876 shares for the plan of which 191,972 have been issued or retired upon the exercise of the option granted under the plan, 530,130 are granted and outstanding and no shares were available to be granted at September 30, 2017 within this plan.
In addition to the plan above, on December 19, 2013, the Company's stockholders approved the 2013 Equity Incentive Plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest from one year to five years from grant date or upon death or disability. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or nonqualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 1,428,943 shares for the plan of which 1,035,680 were granted and outstanding as of September 30, 2017, with the remaining 393,263 shares available to be granted at September 30, 2017. During the fiscal year ended September 30, 2017, 207,535 options from this plan vested.

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)

Options outstanding – September 30, 2014	1,627,739	$9.90	8
Options exercised	(2,265)	8.82	4
Options forfeited	(6,822)	8.82	4
Options granted	—	—	0
Options outstanding – September 30, 2015	1,618,652	$9.91	7
Options exercisable – September 30, 2015	660,848	$9.35	5

Options outstanding – September 30, 2015	1,618,652	$9.91	7
Options exercised	(19,846)	8.82	3
Options forfeited	(13,838)	8.42	3
Options granted	109,000	13.12	10
Options outstanding – September 30, 2016	1,693,968	$10.14	6
Options exercisable – September 30, 2016	935,108	$9.47	5

Options outstanding – September 30, 2016	1,693,968	$10.14	6
Options exercised	(78,457)	8.47	3
Options forfeited	(49,701)	12.88	8
Options granted	—	—	0
Options outstanding – September 30, 2017	1,565,810	$10.14	5
Options exercisable – September 30, 2017	1,101,887	$9.79	4
The stock price at September 30, 2017 was higher than the exercise prices on all 1,565,810 options outstanding, and therefore had an intrinsic value of $13,140,306. The total intrinsic value of the 1,101,887 shares exercisable at September 30, 2017 was $9,632,620.
For the years ended September 30, 2017, 2016, and 2015, 249,937, 304,203, and 274,395 stock options vested, respectively.
For the years ended September 30, 2017, 2016 and 2015 stock option expense of $327,978, $330,783, and $330,995, respectively, was recorded. As of September 30, 2017, the Company had $376,900 of unrecognized stock option expense which will be recognized over the next four years.
The following table summarizes information about the options outstanding at September 30, 2017:

Number of options outstanding at September 30, 2017	Remaining contractual life in years	Exercise price per share

296,197	1	$8.82
162,372	3	$8.18
60,337	3	$7.22
6,236	4	$7.34
4,988	4	$7.79
971,680	6	$10.89
30,000	8	$12.66
3,000	8	$13.16
28,000	9	$13.31
3,000	9	$13.30
1,565,810

In June 2012 the Company adopted a supplemental retirement plan for three executives. The benefit restoration plan and Supplemental Retirement Plan that were previously in place have been frozen. The plan targets 50%, 30% and 10% of salary as a retirement benefit at normal retirement age as a combined payout from all three plans as of 2012. It has not been adjusted for subsequent compensation increases. The Benefit Restoration Plan and prior Supplemental Retirement Plan provided benefits for 15 years. The new Supplemental Retirement Plan provides benefits for life. In the stock conversion and reorganization completed on April 8, 2013, the Company assumed the liability of a supplemental retirement plan, which was previously held at the mutual holding company above Charter Financial Corporation, for the former Chairman of the Board with a balance of $455,326 at September 30, 2017. The combined accrued liability for the four plans at September 30, 2017 and September 30, 2016 was $2,719,334 and $2,633,739, respectively. The expense for the years ended September 30, 2017, 2016 and 2015 was $331,093, $333,007, and $235,760, respectively.
The Company implemented the Charter Financial Corporation 2013 Equity Incentive Plan as described above, which has 571,577 shares authorized, and the Company has granted 366,592 shares of restricted stock to key employees and directors, including 6,500 during the current year. During the year ended September 30, 2017, 72,015 shares vested. The remaining 204,985 shares are available to be granted, and 150,547 shares remain in the trust and have not vested at September 30, 2017.

	Years Ended September 30,
	2017	2016	2015

Shares granted	6,500	—	—
Fair value per share at grant date	$18.06	$—	$—
Aggregate value at grant date	$117,390	$—	$—
Vesting for current year grants (months)	60	0	0
Expensed for period	$838,826	$831,094	$855,238

	Shares	Weighted average grant date fair value per award
Fiscal 2015 activity
Unvested restricted stock awards – September 30, 2014	369,447	$10.82
Granted	—	—
Vested	81,370	10.58
Unvested restricted stock awards – September 30, 2015	288,077	$10.89
Fiscal 2016 activity
Granted	—	$—
Vested	72,015	10.89
Unvested restricted stock awards – September 30, 2016	216,062	$10.89
Fiscal 2017 activity
Granted	6,500	$18.06
Vested	72,015	10.89
Unvested restricted stock awards – September 30, 2017	150,547	$11.20
Grants subsequent to December 1, 2013 will be expensed to the scheduled vesting.
The Company has implemented the Employee Stock Ownership Plan (“ESOP”) which covers substantially all of its employees. During the initial stock offering of the Company, the ESOP trust borrowed $3,171,580 from the Company to purchase 317,158 shares for allocation under the ESOP. In the incremental stock offering in fiscal 2010 the ESOP purchased an additional 300,000 shares using an additional loan from the Company in the amount of $2,334,000. The ESOP loan amount at April 8, 2013, before the stock conversion, was $2,857,780. The conversion proceeds included an allocation to the ESOP Plan that brought the loan amount to $6,480,949 after the stock conversion. The loan to the ESOP is reflected as unearned compensation in stockholders’ equity. As the Company receives principal payments on the loan, shares are released for allocation to participants in the ESOP and unearned compensation is reduced. Shares are freed for allocation to participants in the ESOP based on the principal and interest allocation method. Vesting in the shares of the ESOP occurs after three years of service. Participants in the ESOP may receive a distribution equal to the value of their account upon retirement, death, disability, termination of employment, or termination of the ESOP. The Company records compensation expense associated with the ESOP based on the average market price of the total shares committed to be released during the year and dividends on the unallocated shares are used to repay interest on the

ESOP loan. The Company expensed $923,455, $703,922, and $621,538 related to the ESOP during the years ended September 30, 2017, 2016, and 2015, respectively, which is included in salaries and employee benefits in the consolidated statements of income. The Company allocated 50,000 shares to participants in the plan during both years ended September 30, 2017 and 2016, respectively, and estimates releasing approximately 55,000 shares for the year ending September 30, 2018. At September 30, 2017, there were 579,190 unallocated shares with a market value of $10,732,391 in the ESOP.

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
A summary of the Company’s financial instruments with off-balance-sheet risk at September 30, 2017 and 2016 is as follows:

	September 30,
	2017	2016

Commitments to extend credit	$203,701,366	$208,400,293
Standby letters of credit	2,904,685	2,660,371
Total	$206,606,051	$211,060,664
The carrying amount of commitments to extend credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.
Future minimum lease commitments under all noncancellable operating leases with terms of one year or more are as follows:

September 30, 2017

2018	$659,490
2019	645,815
2020	638,435
2021	652,777
2022	378,642
Thereafter	1,294,182
$4,269,341
Rent expense for the years ended September 30, 2017, 2016, and 2015 was $462,636, $800,658 and $746,821, respectively, which was included in occupancy expense in the consolidated statements of income.

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

Note 16: Fair Value of Financial Instruments and Fair Value Measurement
Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the years ended September 30, 2017 and 2016, there were no transfers between levels.
At September 30, 2017, the Company held, as part of its investment portfolio, available for sale securities reported at fair value consisting of state and municipal securities, collateralized loan obligations, mortgage-backed securities, and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. These are inputs used by a third-party pricing service used by the Company. All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.
Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of September 30, 2017 and 2016.
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
MORTGAGE SERVICING RIGHTS – The Company has the rights to service a portfolio of Fannie Mae ("FNMA") and other government guaranteed loans sold on a servicing retained basis. Mortgage servicing rights are measured at fair value when the loan is sold and subsequently measured at fair value on a recurring basis utilizing Level 2 inputs. Management uses a model operated and maintained by a third party to calculate the present value of future cash flows using the third party's market-based assumptions. The future cash flows for each asset are based on the asset's unique characteristics and the third party's market-based assumptions for prepayment speeds, default and voluntary prepayments. Adjustments to fair value are recorded as a component of "Gain on sale of loans" in the consolidated statements of income.
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
COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company’s financial statements at September 30, 2017 and 2016, the fair value of these commitments is not presented.
Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of September 30, 2017 and 2016 are summarized below.

	September 30, 2017
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$152,338,389	$152,338,389	$152,338,389	$—	$—
Certificates of deposit held at other financial institutions	7,514,630	7,514,630	—	7,514,630	—
Investments available for sale	183,789,821	183,789,821	—	183,789,821	—
FHLB stock	4,054,400	4,054,400	—	4,054,400	—
Restricted securities, at cost	279,000	279,000	—	279,000	—
Loans receivable, net	1,149,276,182	1,146,902,727	—	—	1,146,902,727
Loans held for sale	1,961,185	1,998,988	—	1,998,988	—
Mortgage servicing rights	1,319,725	1,319,725	—	1,319,725	—
Assets held for sale	752,300	752,300	—	—	752,300
Accrued interest and dividends receivable	4,197,708	4,197,708	—	661,335	3,536,373
Financial liabilities:
Deposits	$1,339,143,287	$1,342,831,689	$—	$1,342,831,689	$—
FHLB advances	60,023,100	61,073,866	—	61,073,866	—
Floating rate junior subordinated debt	6,724,646	6,724,646	—	6,724,646	—
Accrued interest payable	704,630	704,630	—	704,630	—

	September 30, 2016
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$91,849,499	$91,849,499	$91,849,499	$—	$—
Certificates of deposit held at other financial institutions	$14,496,410	$14,496,410	$—	$14,496,410	$—
Investments available for sale	206,336,287	206,336,287	—	206,336,287	—
FHLB stock	3,361,800	3,361,800	—	3,361,800	—
Restricted securities, at cost	279,000	279,000	—	279,000	—
Loans receivable, net	994,052,491	994,739,059	—	—	994,739,059
Loans held for sale	2,941,982	2,991,756	—	2,991,756	—
Mortgage servicing rights	820,557	820,557	—	820,557	—
Assets held for sale	975,300	975,300	—	—	975,300
Accrued interest and dividends receivable	3,442,051	3,442,051	—	611,010	2,831,041
Financial liabilities:
Deposits	$1,161,843,586	$1,165,687,674	$—	$1,165,687,674	$—
FHLB advances	50,000,000	52,282,107	—	52,282,107	—
Floating rate junior subordinated debt	6,587,549	6,587,549	—	6,587,549	—
Accrued interest payable	709,629	709,629	—	709,629	—

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
Assets and Liabilities Measured on a Recurring Basis:
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	September 30, 2017
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
State and municipal securities	$2,251,815	$—	$2,251,815	$—
Collateralized loan obligations	40,677,676	—	40,677,676	—
Mortgage-backed securities:
FHLMC certificates	21,755,122	—	21,755,122	—
FNMA certificates	112,990,819	—	112,990,819	—
GNMA certificates	2,506,063	—	2,506,063	—
Private-label mortgage securities:
Investment grade	591,443	—	591,443	—
Split rating (1)	2,249,670	—	2,249,670	—
Non-investment grade	767,213	—	767,213	—
Total investment securities available for sale	183,789,821	—	183,789,821	—
Mortgage servicing rights	1,319,725	—	1,319,725	—
Assets held for sale	752,300	—	—	752,300
Total recurring assets at fair value	$185,861,846	$—	$185,109,546	$752,300
________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2016
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
State and municipal securities	$2,524,167	$—	$2,524,167	$—
Collateralized loan obligations	39,706,728	—	39,706,728	—
Mortgage–backed securities:
FHLMC certificates	28,024,985	—	28,024,985	—
FNMA certificates	127,403,392	—	127,403,392	—
GNMA certificates	1,512,957	—	1,512,957	—
Private-label mortgage securities:
Investment grade	811,468	—	811,468	—
Split rating (1)	547,986	—	547,986	—
Non-investment grade	5,804,604	—	5,804,604	—
Total investment securities available for sale	206,336,287	—	206,336,287	—
Mortgage servicing rights	820,557	—	820,557	—
Assets held for sale	975,300	—	—	975,300
Total recurring assets at fair value	$208,132,144	$—	$207,156,844	$975,300
________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.
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
A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis is as follows:

	Year Ended September 30,
	2017	2016

Fair value, beginning balance	$975,300	$1,657,084
Purchases	40,000	—
Sales	(263,000)	(356,780)
Valuation loss recognized in noninterest expense	—	(325,004)
Fair value, ending balance	$752,300	$975,300

Assets and Liabilities Measured on a Nonrecurring Basis:
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

	Fair value measurements using:
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Impaired loans	$2,326,132	$—	$—	$2,326,132
Other real estate owned	1,437,345	—	—	1,437,345
September 30, 2016
Impaired loans	2,875,691	—	—	2,875,691
Other real estate owned	2,706,461	—	—	2,706,461
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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	General Range (Discount)			Weighted Average Discount
Impaired Loans	$2,326,132	Property appraisals	Management discount for property type and recent market volatility	24%	—	74%	40%
OREO	$1,437,345	Property appraisals	Management discount for property type and recent market volatility	9%	—	45%	22%
Assets Held for Sale	$752,300	Valuation analysis	Management discount for property type and recent market volatility	0%	—	53%	41%

Note 17: Regulatory Matters
Regulatory Capital Requirements
Under OCC regulations, the Bank is required to measure its interest rate risk and maintain the interest rate risk within limits the Bank establishes. Based on its asset/liability structure at September 30, 2017, the Bank’s earnings will be minimally impacted by an increase in interest rates.
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
As of September 30, 2017, the most recent notification from the OCC categorized CharterBank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, CharterBank must maintain minimum total risk-based, Tier 1 risk-based and core/leverage ratios as set forth in the following table. Management is not aware of the existence of any conditions or events occurring subsequent to September 30, 2017 which would affect CharterBank’s well-capitalized classification. Charter Financial was also considered well-capitalized under the regulatory framework of the Federal Reserve as of September 30, 2017. The Company's capital ratios are also presented in the table below.

The table of regulatory compliance with minimum capital requirements for Charter Financial Corporation and CharterBank is presented below at September 30, 2017 and 2016:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2017
Total risk-based capital (to risk-weighted assets):
Charter Financial Corporation	$190,900	15.79%	$96,711	8.00%	$120,889	10.00%
CharterBank	174,269	14.45	96,484	8.00	120,605	10.00
Tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	179,822	14.87	72,534	6.00	96,711	8.00
CharterBank	163,191	13.53	72,363	6.00	96,484	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	173,097	14.32	54,400	4.50	78,578	6.50
CharterBank	163,191	13.53	54,272	4.50	78,393	6.50
Tier 1 leverage (to average assets):
Charter Financial Corporation	179,822	12.05	59,709	4.00	74,636	5.00
CharterBank	163,191	10.96	59,575	4.00	74,469	5.00
September 30, 2016
Total risk-based capital (to risk-weighted assets):
Charter Financial Corporation	$187,625	16.74%	$89,648	8.00%	$112,060	10.00%
CharterBank	170,808	15.26	89,520	8.00	111,900	10.00
Tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	177,255	15.82	67,236	6.00	89,648	8.00
CharterBank	160,437	14.34	67,140	6.00	89,520	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	170,668	15.23	50,427	4.50	72,839	6.50
CharterBank	160,437	14.34	50,355	4.50	72,735	6.50
Tier 1 leverage (to average assets):
Charter Financial Corporation	177,255	12.68	55,928	4.00	69,910	5.00
CharterBank	160,437	11.51	55,772	4.00	69,715	5.00
At September 30, 2017 and 2016, Charter Financial had $6.7 million and $6.6 million, respectively, of trust preferred securities from its investment in floating rate junior subordinated debt assumed in the acquisition of CBS included in Tier I Capital.
The OCC has guidelines that limit the Bank’s investment in BOLI to 25% of the Bank’s regulatory capital. The Bank subsidiary had 30.7% of its regulatory capital invested in BOLI at September 30, 2017. Although the Company exceeded the recommended guideline of regulatory capital invested in BOLI, no undue concentration of risk was assumed during the period.
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
Other Regulatory Matters
The Bank is required to maintain noninterest-bearing cash reserve balances. The aggregate average cash reserve balances maintained at September 30, 2017 and 2016 to satisfy the regulatory requirement were $6.8 million and $2.3 million, respectively.

Note 18: Related Parties
During the years ended September 30, 2017, 2016, and 2015 there were no material payments by the Company to businesses directly or indirectly controlled by directors or officers.
See Note 5: Loans and Allowance for Loan Losses and Note 11: Deposits for disclosures of loan and deposit relationships of related parties. Management believes transactions entered into with related parties are in the ordinary course of business and on terms similar to transactions with unaffiliated parties.

Note 19: Condensed Financial Statements of Charter Financial Corporation (Parent Only)
The following represents Parent Company only condensed financial information of Charter Financial Corporation:

	September 30,
	2017	2016
Assets
Cash	$14,390,691	$14,066,951
Investment in subsidiary	204,291,919	192,918,498
Restricted securities, at cost	279,000	279,000
Deferred tax asset	1,155,445	1,899,524
Other assets	2,124,753	1,983,741
Total assets	$222,241,808	$211,147,714
Liabilities and Stockholders’ Equity
Liabilities
Floating rate junior subordinated debt	$6,724,646	$6,587,549
Accrued expenses	1,318,658	1,410,629
Total liabilities	8,043,304	7,998,178
Stockholders’ equity:
Common stock, $0.01 par value; 15,115,883 shares issued and outstanding at September 30, 2017 and 15,031,076 shares issued and outstanding at September 30, 2016	151,159	150,311
Preferred stock, $0.01 par value; 50,000,000 shares authorized at September 30, 2017 and September 30, 2016	—	—
Additional paid-in capital	85,651,391	83,651,623
Unearned compensation – ESOP	(4,673,761)	(5,106,169)
Retained earnings	134,207,368	123,349,890
Accumulated other comprehensive income	(1,137,652)	1,103,881
Total stockholders’ equity	214,198,505	203,149,536
Total liabilities and stockholders’ equity	$222,241,809	$211,147,714

	Years Ended September 30,
	2017	2016	2015
Income:
Interest and dividend income	$46,996	$57,266	$86,665
Dividends from subsidiary	31,500,000	56,000,000	17,500,000
Other income	—	61	—
Total operating income	31,546,996	56,057,327	17,586,665
Expenses:
Salaries and employee benefits	1,963,906	1,836,461	1,627,306
Interest expense	504,608	221,572	—
Occupancy	23,424	23,424	24,590
Data processing	67,961	57,178	2,708
Legal and professional	199,037	183,516	234,208
Marketing	162,429	167,578	162,594
Other	231,593	224,624	214,507
Total operating expenses	3,152,958	2,714,353	2,265,913
Income before income taxes	28,394,038	53,342,974	15,320,752
Income tax benefit	(1,203,600)	(1,064,740)	(578,949)
Income before equity in undistributed net income of subsidiary	29,597,638	54,407,714	15,899,701
Equity in undistributed net income of subsidiary	(15,161,533)	(42,544,394)	(10,327,539)
Net income	$14,436,105	$11,863,320	$5,572,162

	Years Ended September 30,
	2017	2016	2015
Cash flows from operating activities:
Net income	$14,436,105	$11,863,320	$5,572,162
Adjustments to reconcile net income to net cash provided by operating activities
Deferred tax expense (benefit)	744,079	(56,994)	359,169
Restricted stock award expense	838,826	831,094	855,238
Stock based compensation expense	327,978	330,783	330,995
Equity in undistributed net income of subsidiary	15,161,533	42,544,394	10,327,539
Accretion/amortization of premiums and discounts, net	137,097	68,549	—
Increase in other assets	(141,012)	(1,010,439)	(478,757)
Increase in accrued expenses	552,074	134,605	604,480
Net cash provided by operating activities	32,056,680	54,705,312	17,570,826
Cash flows from investing activities:
Net cash paid in acquisition	(25,526,487)	(55,875,808)	—
Net cash used in investing activities	(25,526,487)	(55,875,808)	—
Cash flows from financing activities:
Repurchase of shares	(1,881)	(13,171,257)	(25,505,196)
Dividends on restricted stock awards	39,972	46,812	61,215
Stock option exercises	624,933	126,457	—
Principal payments on other borrowings	(3,250,000)	—	—
Dividends paid	(3,619,477)	(2,922,629)	(3,196,938)
Net cash used in financing activities	(6,206,453)	(15,920,617)	(28,640,919)
Net increase (decrease) in cash	323,740	(17,091,113)	(11,070,093)
Cash and cash equivalents, beginning of period	14,066,951	31,158,064	42,228,157
Cash and cash equivalents, end of period	$14,390,691	$14,066,951	$31,158,064
Supplemental disclosures of cash flow information:
Interest paid	$503,174	$214,263	$—
Income taxes paid	—	—	—
Issuance of ESOP common stock	684,018	661,364	561,259
Effect of restricted stock awards	797,976	784,280	792,619
Unrealized (loss) gain on securities available for sale, net	(2,241,533)	499,795	1,358,221
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$29,025,313	$62,446,137	$—
Other intangible assets acquired	—	—	—
Fair value of liabilities assumed	(3,250,000)	(6,540,013)	—
Total merger consideration	$25,775,313	$55,906,124	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our President and Chief Executive Officer, our Chief Financial Officer, and other members of our senior management team have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of September 30, 2017. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us in reports that are filed or submitted under the Exchange Act, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely discussions regarding required disclosures.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017, utilizing the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2017 is effective.
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
The Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting as of September 30, 2017. The report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of September 30, 2017, is included in this Report on Form 10-K.
Changes to Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 that occurred during the year ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information as of September 30, 2017 about Company common stock that may be issued upon the exercise of options under the Charter Financial Corporation 2001 Stock Option Plan and the Charter Financial Corporation 2013 Equity Incentive Plan which were both approved by Charter Financial’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,565,810	$10.14	393,263
Equity compensation plans not approved by security holders	—	—	—
Total	1,565,810	$10.14	393,263

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

2.4	Agreement and Plan of Merger, dated as of December 3, 2015, by and among Charter Financial Corporation, CHFN Merger Sub, LLC and CBS Financial Corporation (4)

2.5	Agreement and Plan of Merger, dated as of June 1, 2017, by and among Charter Financial Corporation, CHFN Merger Sub, LLC and Resurgens Bancorp (5)

3.1	Articles of Incorporation of Charter Financial Corporation (6)

3.2	Bylaws of Charter Financial Corporation (7)

4.1	Specimen Stock Certificate of Charter Financial Corporation (8)

10.1	Amended and Restated Employment Agreement between Charter Financial Corporation and Robert L. Johnson, dated December 5, 2014 (9)

10.2	Form of Indemnification Agreement between Charter Financial Corporation and certain officers and directors (10)

10.3	Amended and Restated Change in Control Agreement with Curtis R. Kollar, dated December 23, 2009 (11)

10.4	Amended and Restated Change in Control Agreement with William C. Gladden, dated December 23, 2009 (12)

10.5	Amended and Restated Change in Control Agreement with Lee Washam, dated December 23, 2009 (13)

10.6	Salary Continuation Agreement with Robert L. Johnson, dated January 1, 2009 (14)

10.7	Amendment to Freeze Benefit Accruals under the Salary Continuation Plan with Robert L. Johnson, dated September 25, 2012 (15)

10.8	Salary Continuation Agreement with Curtis R. Kollar, dated January 1, 2009 (16)

10.9	Amendment to Freeze Benefit Accruals under the Salary Continuation Plan with Curtis R. Kollar, dated September 25, 2012 (17)

10.10	Salary Continuation Agreement with Lee Washam, dated January 1, 2009 (18)

10.11	Amendment to Freeze Benefit Accruals under the Salary Continuation Plan with Lee Washam, dated September 25, 2012 (19)

10.12	Amended and Restated Benefit Restoration Plan, dated December 23, 2005 (20)

10.13	Amendment to Amended and Restated Benefit Restoration Plan, dated January 27, 2009 (21)

10.14	2001 Stock Option Plan, dated April 24, 2002 (22)

10.15	2001 Recognition and Retention Plan, dated April 24, 2002 (23)

10.16	Endorsement Split-Dollar Life Insurance Plan, dated April 1, 2006, benefiting Robert L. Johnson (24)

10.17	Endorsement Split-Dollar Life Insurance Plan, dated April 1, 2006, benefiting Curtis R. Kollar (25)

10.18	Endorsement Split-Dollar Life Insurance Plan, dated April 1, 2006, benefiting William C. Gladden (26)

10.19	Endorsement Split-Dollar Life Insurance Plan, dated April 1, 2006, benefiting Lee Washam (27)

10.20	Split Dollar Agreement with Robert L. Johnson, dated June 18, 2010 (28)

10.21	Amendment to Split Dollar Agreement with Robert L. Johnson, dated September 25, 2012 (29)

10.22	Split Dollar Agreement with Curtis R. Kollar, dated June 18, 2010 (30)

10.23	Amendment to Split Dollar Agreement with Curtis R. Kollar, dated September 25, 2012 (31)

10.24	Split Dollar Agreement with Lee Washam, dated June 18, 2010 (32)

10.25	Amendment to Split Dollar Agreement with Lee Washam, dated September 25, 2012 (33)

10.26	Endorsement Split-Dollar Agreement with David Z. Cauble, dated June 1, 2006 (34)

10.27	Endorsement Split-Dollar Agreement with Jane W. Darden, dated June 1, 2006 (35)

10.28	Endorsement Split-Dollar Agreement with Thomas M. Lane, dated June 1, 2006 (36)

10.29	Endorsement Split-Dollar Agreement with David L. Strobel, dated June 1, 2006 (37)

10.30	Supplemental Executive Retirement Plan Agreement for Robert L. Johnson, dated September 25, 2012 (38)

10.31	Supplemental Executive Retirement Plan Agreement for Curt Kollar, dated September 25, 2012 (39)

10.32	Supplemental Executive Retirement Plan Agreement for Lee Washam, dated September 25, 2012 (40)

10.33	Projected Benefit Schedule for Supplemental Executive Retirement Plan Agreements (41)

10.34	2013 Equity Incentive Plan, dated December 11, 2013 (42)

10.35	Employment agreement with Curti M. Johnson, dated November 3, 2016 (43)

21.0	List of Subsidiaries (44)

23.0	Consent of Dixon Hughes Goodman LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as added by Section 906 of The Sarbanes-Oxley Act of 2002

101
The following financial statements of Charter Financial Corporation at September 30, 2017 and 2016 and for the fiscal years ended September 30, 2017, 2016 and 2015 formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

(4)
Incorporated by reference to Exhibit 2.1 to the Form 10-Q of Charter Financial Corporation, a Maryland Corporation (File No. 001-35870), originally filed with the Securities and Exchange Commission on February 8, 2016.

(5)
Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Charter Financial Corporation, a Maryland Corporation (File No. 001-35870), originally filed with the Securities and Exchange Commission on June 1, 2017.

(6)
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

(9)
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Charter Financial Corporation, a Maryland corporation (File No. 001-35870), filed with the Securities and Exchange Commission on December 11, 2014.

(10)
Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Charter Financial Corporation, a Maryland Corporation (File No. 001-35870) for the fiscal year ended September 30, 2014, as filed with the Securities and Exchange Commission on December 12, 2014.

(11)
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

(20)
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

(24)
Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(25)
Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(26)
Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(27)
Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(28)
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

(31)
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

(33)
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

(35)
Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(36)
Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(37)
Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-167634) of Charter Financial Corporation, a Federal corporation, originally filed with the Securities and Exchange Commission on June 18, 2010.

(38)
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on October 1, 2012.

(39)
Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on October 1, 2012.

(40)
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on October 1, 2012.

(41)
Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Charter Financial Corporation, a Federal corporation (File No. 001-34889), filed with the Securities and Exchange Commission on October 1, 2012.

(42)
Incorporated by reference to Appendix A to the proxy statement for the Special Meeting of Shareholders of Charter Financial Corporation, a Maryland corporation (file no. 001-35870) filed with the Securities and Exchange Commission on November 6, 2013.

(43)
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Charter Financial Corporation, a Maryland corporation, (File No. 001-35870), originally filed with the Securities and Exchange Commission on November 4, 2016.

(44)
Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation, a Maryland corporation, originally filed with the Securities and Exchange Commission on December 14, 2012.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 13, 2017.

CHARTER FINANCIAL CORPORATION

By:	/s/ Robert L. Johnson
Robert L. Johnson
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with Charter Financial Corporation indicated on December 13, 2017.

/s/ Robert L. Johnson	Chairman and Chief Executive Officer
Robert L. Johnson	(principal executive officer)

/s/ Curtis R. Kollar	Senior Vice President and Chief Financial Officer
Curtis R. Kollar	(principal accounting and financial officer)

/s/ David Z. Cauble, III	Director
David Z. Cauble, III

/s/ Jane W. Darden	Director
Jane W. Darden

/s/ Edward Smith	Director
Edward Smith

/s/ Curti M. Johnson	Senior Vice President, General Counsel and Director
Curti M. Johnson

/s/ Thomas M. Lane	Director
Thomas M. Lane

/s/ David L. Strobel	Director
David L. Strobel