Form 10-Q
period 2017-12-31
CHARTER FINANCIAL CORP
filed 2018-02-08
CIK 1478726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares of the registrant’s common stock outstanding as of February 3, 2018 was 15,132,002.

CHARTER FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	December 31, 2017	September 30, 2017 (1)
Assets
Cash and amounts due from depository institutions	$30,039,650	$25,455,465
Interest-earning deposits in other financial institutions	133,103,757	126,882,924
Cash and cash equivalents	163,143,407	152,338,389
Loans held for sale, fair value of $1,255,793 and $1,998,988	1,227,642	1,961,185
Certificates of deposit held at other financial institutions	6,028,670	7,514,630
Investment securities available for sale	180,204,970	183,789,821
Federal Home Loan Bank stock	4,054,400	4,054,400
Restricted securities, at cost	279,000	279,000
Loans receivable	1,163,447,715	1,161,519,752
Unamortized loan origination fees, net	(1,020,158)	(1,165,148)
Allowance for loan losses	(11,113,945)	(11,078,422)
Loans receivable, net	1,151,313,612	1,149,276,182
Other real estate owned	1,244,367	1,437,345
Accrued interest and dividends receivable	4,632,342	4,197,708
Premises and equipment, net	29,312,694	29,578,513
Goodwill	39,347,378	39,347,378
Other intangible assets, net of amortization	3,424,082	3,614,833
Cash surrender value of life insurance	53,838,402	53,516,317
Deferred income taxes	3,366,683	5,970,282
Other assets	2,254,893	3,282,577
Total assets	$1,643,672,542	$1,640,158,560
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,343,997,345	$1,339,143,287
Short-term borrowings	3,009,550	—
Long-term borrowings	57,009,550	60,023,100
Floating rate junior subordinated debt	6,758,921	6,724,646
Advance payments by borrowers for taxes and insurance	1,279,972	2,956,441
Other liabilities	13,430,494	17,112,581
Total liabilities	1,425,485,832	1,425,960,055
Stockholders’ equity:
Common stock, $0.01 par value; 15,132,320 shares issued and outstanding at December 31, 2017 and 15,115,883 shares issued and outstanding at September 30, 2017	151,323	151,159
Preferred stock, $0.01 par value; 50,000,000 shares authorized at December 31, 2017 and September 30, 2017	—	—
Additional paid-in capital	86,384,212	85,651,391
Unearned compensation – ESOP	(4,192,308)	(4,673,761)
Retained earnings	137,525,408	134,207,368
Accumulated other comprehensive loss	(1,681,925)	(1,137,652)
Total stockholders’ equity	218,186,710	214,198,505
Total liabilities and stockholders’ equity	$1,643,672,542	$1,640,158,560
__________________________________

(1)	Financial information at September 30, 2017 has been derived from audited financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,
	2017	2016
Interest income:
Loans receivable	$14,771,827	$12,569,903
Taxable investment securities	1,064,082	1,095,900
Nontaxable investment securities	3,274	4,571
Federal Home Loan Bank stock	51,199	39,210
Interest-earning deposits in other financial institutions	361,276	110,817
Certificates of deposit held at other financial institutions	25,106	42,629
Restricted securities	3,067	2,573
Total interest income	16,279,831	13,865,603
Interest expense:
Deposits	1,463,297	1,158,316
Borrowings	371,575	386,975
Floating rate junior subordinated debt	137,480	120,792
Total interest expense	1,972,352	1,666,083
Net interest income	14,307,479	12,199,520
Provision for loan losses	—	(750,000)
Net interest income after provision for loan losses	14,307,479	12,949,520
Noninterest income:
Service charges on deposit accounts	2,113,531	1,887,810
Bankcard fees	1,459,473	1,282,358
Gain on investment securities available for sale	1,074	—
Gain (loss) on sale of other assets held for sale	265,806	(38,528)
Bank owned life insurance	322,085	332,352
Gain on sale of loans	619,209	731,262
Brokerage commissions	172,377	165,996
Recoveries on acquired loans previously covered under FDIC-assisted acquisitions	—	250,000
Other	437,903	371,595
Total noninterest income	5,391,458	4,982,845
Noninterest expenses:
Salaries and employee benefits	7,008,791	6,133,673
Occupancy	1,477,818	1,323,323
Data processing	1,152,728	908,955
Legal and professional	266,394	284,156
Marketing	329,137	356,524
Federal insurance premiums and other regulatory fees	188,314	165,495
Net benefit of operations of real estate owned	(49,602)	(359,270)
Furniture and equipment	239,984	174,055
Postage, office supplies and printing	231,718	270,385
Core deposit intangible amortization expense	190,751	153,662
Other	835,310	878,549
Total noninterest expenses	11,871,343	10,289,507
Income before income taxes	7,827,594	7,642,858
Income tax expense	3,430,591	2,597,191
Net income	$4,397,003	$5,045,667
Basic net income per share	$0.31	$0.36
Diluted net income per share	$0.29	$0.33
Weighted average number of common shares outstanding	14,408,416	14,207,468
Weighted average number of common and potential common shares outstanding	15,235,942	15,064,879

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,
	2017	2016

Net income	$4,397,003	$5,045,667
Reclassification adjustment for net gains realized in net income, net of taxes of $312 and $0, respectively	(762)	—
Net unrealized holding losses on investment and mortgage securities available for sale arising during the period, net of taxes of $(222,321) and $(1,809,076), respectively	(543,511)	(2,877,809)
Comprehensive income	$3,852,730	$2,167,858

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common stock		Additional paid-in capital	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
	Number of shares	Amount

Balance at September 30, 2017 (1)	15,115,883	$151,159	$85,651,391	$(4,673,761)	$134,207,368	$(1,137,652)	$214,198,505
Net income	—	—	—	—	4,397,003	—	4,397,003
Dividends paid, $0.075 per share	—	—	—	—	(1,078,963)	—	(1,078,963)
Change in other comprehensive loss	—	—	—	—	—	(544,273)	(544,273)
Allocation of ESOP common stock	—	—	540,210	481,453	—	—	1,021,663
Effect of restricted stock awards	—	—	217,663	—	—	—	217,663
Stock option expense	—	—	80,795	—	—	—	80,795
Issuance of common stock, stock option exercises	13,301	133	157,189	—	—	—	157,322
Issuance of common stock, restricted stock	17,500	175	(175)	—	—	—	—
Repurchase of shares	(14,364)	(144)	(262,861)	—	—	—	(263,005)
Balance at December 31, 2017	15,132,320	$151,323	$86,384,212	$(4,192,308)	$137,525,408	$(1,681,925)	$218,186,710
__________________________________

(1)	Financial information at September 30, 2017 has been derived from audited financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$4,397,003	$5,045,667
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	(750,000)
Depreciation and amortization	531,118	443,635
Deferred income tax expense	2,826,232	—
Accretion and amortization of premiums and discounts, net	163,549	269,906
Accretion of fair value discounts related to acquired loans	(335,154)	(724,109)
Gain on sale of loans	(619,209)	(731,262)
Proceeds from sale of loans	16,538,800	29,996,590
Originations and purchases of loans held for sale	(15,212,518)	(29,725,305)
Gain on sale of mortgage-backed securities, collateralized mortgage obligations and other investments	(1,074)	—
Write down of real estate owned	76,874	—
Gain on sale of real estate owned	(166,035)	(444,045)
(Gain) loss on sale of fixed assets	(265,806)	38,528
Restricted stock award expense	217,663	196,070
Stock option expense	80,795	84,835
Increase in cash surrender value of bank owned life insurance	(322,085)	(332,352)
Changes in assets and liabilities:
Increase in accrued interest and dividends receivable	(434,634)	(137,154)
Decrease in other assets	414,154	2,682,188
Decrease in other liabilities	(2,660,424)	(1,839,222)
Net cash provided by operating activities	5,229,249	4,073,970
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	13,336	—
Principal collections on investment securities available for sale	5,347,354	5,198,331
Purchase of investment securities available for sale	(14,874,249)	(7,644,193)
Proceeds from maturities or calls of investment securities available for sale	12,122,429	7,900,000
Net decrease in certificates of deposit held at other financial institutions	1,481,000	2,237,000
Net (increase) decrease in loans receivable	(1,935,160)	4,365,488
Proceeds from sale of real estate owned	487,799	1,427,624
Proceeds from sale of premises and equipment	905,806	211,283
Purchases of premises and equipment, net of dispositions	(74,548)	(502,885)
Net cash provided by investing activities	3,473,767	13,192,648
Cash flows from financing activities:
Repurchase of shares	(263,005)	(1,881)
Issuance of common stock	157,322	—
Dividends paid	(1,078,963)	(780,213)
Net increase in deposits	4,963,117	24,601,893
Net decrease in advance payments by borrowers for taxes and insurance	(1,676,469)	(1,087,348)
Net cash provided by financing activities	2,102,002	22,732,451
Net increase in cash and cash equivalents	10,805,018	39,999,069
Cash and cash equivalents at beginning of period	152,338,389	91,849,499

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) continued

	Three Months Ended December 31,
	2017	2016
Cash and cash equivalents at end of period	$163,143,407	$131,848,568
Supplemental disclosures of cash flow information:
Interest paid	$2,237,380	$2,140,157
Income taxes paid	29,260	1,233,170
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$205,660	$437,812
Effect of restricted stock awards	217,663	196,070
Issuance of common stock under stock benefit plan	1,021,663	684,018
Unrealized loss on investment securities available for sale, net	(544,273)	(2,877,809)

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
As of December 31, 2017, the Company operates 22 branch offices in the metropolitan Atlanta area ("Metro Atlanta" or "the MSA"), the I-85 corridor south to Auburn, Alabama, and the Florida Gulf Coast, including one cashless branch office in Norcross, Georgia.

Note 2: Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Charter Financial and the Bank include the accounts of the Company and the Bank as of December 31, 2017 and September 30, 2017 (derived from audited financial statements), and for the three-month periods ended December 31, 2017 and 2016. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three-month period ended December 31, 2017, are not necessarily indicative of the results that may be expected for the entire year or any other interim period.
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

Note 3: Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), which is intended to better align hedge accounting with an organization's risk management activities in the financial statements. The ASU also simplifies the application of hedge accounting guidance in areas where practice issues exist. The amendments in this ASU are intended to address financial statement user concerns over hedge accounting through changes to the guidance that will accomplish the following: (1) expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with a company's risk management activities; (2) decrease the complexity of preparing and understanding hedge results through eliminating the separate measurement and reporting of hedge ineffectiveness; (3) enhance transparency, comparability, and understandability of hedge results through enhanced disclosures and changing the presentation of hedge results to align the effects of the hedging instrument and the hedged item; and (4) reduce the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. The standard applies broadly to any company that elects to apply hedge accounting in accordance with current accounting principles generally accepted in the United States of America ("GAAP"), and will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not currently apply hedge accounting but may do so in the future, and is in the process of determining the impact this standard would have on its consolidated financial statements.

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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Recognition and Measurement of Financial Assets and Liabilities, which is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU permits early adoption of the instrument-specific credit risk provision. The adoption of ASU 2016-01 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
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

Note 4: Business Combinations
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

Purchase Price:
Cash paid to Resurgens shareholders			$25,775,313

Fair value of assets acquired:
Cash and cash equivalents	$31,196,692
Loans receivable, net	128,756,348
Federal Home Loan Bank stock	569,800
Premises and equipment	1,507,309
Accrued interest and dividends receivable	468,900
Core deposit intangible	1,536,000
Bank owned life insurance	3,051,900
Deferred tax assets	393,195
Other assets	476,458
Total assets acquired	167,956,602

Fair value of liabilities assumed:
Deposits	138,031,166	—
Federal Home Loan Bank advances	10,024,100
Other borrowings	3,250,000
Advance payments by borrowers for taxes and insurance	47,592
Other liabilities	382,053
Total liabilities assumed	$151,734,911

Fair value of net assets acquired			16,221,691
Goodwill recognized for Resurgens			$9,553,622
Goodwill of $9.6 million, which is the excess of merger consideration over the estimated fair value of net assets acquired, was recorded and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.
No loans were recognized as credit impaired in the acquisition.
The Company recorded $309,000 of merger expenses during the three months ended December 31, 2017, and $1.9 million of such expenses during the year ended September 30, 2017. Integration of the acquisition is expected to be completed in mid-February of 2018, and no further merger-related costs are expected after that time. The Company also assumed a $3.3 million borrowing that was paid off immediately following closing of the acquisition.
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
The Company acquired $300.8 million of net loans receivable, and assumed $333.7 million of deposits. Goodwill of $25.5 million, which is the excess of the merger consideration over the estimated fair value of net assets acquired, was recorded in the CBS acquisition and is the result of expected operational synergies and other factors. A portion of this goodwill is expected to be deductible for tax purposes.
No loans were recognized as credit impaired in the acquisition.

Note 5: Investment Securities
Investment securities available for sale are summarized as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$1,757,468	$1,366	$(7,189)	$1,751,645
Collateralized loan obligations	43,887,206	42,693	(72,251)	43,857,648
Mortgage-backed securities:
FHLMC certificates	20,390,332	130,356	(198,197)	20,322,491
FNMA certificates	112,072,765	109,677	(2,360,506)	109,821,936
GNMA certificates	1,037,241	—	(7,527)	1,029,714
Private-label mortgage securities: (1)
Investment grade	577,397	—	(21,894)	555,503
Split rating (2)	2,315,177	—	(85,327)	2,229,850
Non-investment grade	658,004	—	(21,821)	636,183
Total	$182,695,590	$284,092	$(2,774,712)	$180,204,970
________________________________

(1)	Credit ratings are current as of December 31, 2017.

(2)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$2,238,758	$13,177	$(120)	$2,251,815
Collateralized loan obligations	40,629,368	92,000	(43,692)	40,677,676
Mortgage-backed securities:
FHLMC certificates	21,657,987	220,228	(123,093)	21,755,122
FNMA certificates	114,740,214	177,495	(1,926,890)	112,990,819
GNMA certificates	2,504,334	2,645	(916)	2,506,063
Private-label mortgage securities:
Investment grade	614,679	—	(23,236)	591,443
Split rating (1)	2,337,239	—	(87,569)	2,249,670
Non-investment grade	790,956	—	(23,743)	767,213
Total	$185,513,535	$505,545	$(2,229,259)	$183,789,821
______________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due within one year	$505,254	$504,285
Due from one year to five years	1,252,215	1,247,360
Due after five years	43,887,205	43,857,647
Mortgage-backed securities	137,050,916	134,595,678
Total	$182,695,590	$180,204,970
During the three months ended December 31, 2017 and December 31, 2016, $12.1 million and $7.9 million in investment securities available for sale were called or matured, respectively. Proceeds from sales of investment securities available for sale during the three months ended December 31, 2017 were $13,336, while no securities were sold during the three months ended December 31, 2016. Gross realized gains on the sale of these securities were $1,074 for the three months ended December 31, 2017, and $0 for the same period in 2016. No gross realized losses were recognized for the three months ended December 31, 2017 or December 31, 2016.
Investment securities available for sale with an aggregate carrying value of $64.2 million and $89.6 million at December 31, 2017 and September 30, 2017, respectively, were available to be pledged to secure Federal Home Loan Bank (“FHLB”) advances. However, no securities were pledged at either period end to secure FHLB advances.
Investment securities available for sale that had been in a continuous unrealized loss position for less than 12 months at December 31, 2017 and September 30, 2017 are as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$1,329,026	$(7,189)	$1,321,837
Collateralized loan obligations	20,159,932	(72,251)	20,087,681
Mortgage-backed securities:
FNMA certificates	34,445,156	(240,803)	34,204,353
GNMA certificates	1,037,241	(7,527)	1,029,714
Private-label mortgage securities	103,897	(281)	103,616
Total	$57,075,252	$(328,051)	$56,747,201

	September 30, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$556,675	$(120)	$556,555
Collateralized loan obligations	9,173,224	(43,692)	9,129,532
Mortgage-backed securities:
FHLMC certificates	10,721,484	(123,093)	10,598,391
FNMA certificates	46,902,868	(270,060)	46,632,808
GNMA certificates	1,042,769	(916)	1,041,853
Private-label mortgage securities	107,879	(211)	107,668
Total	$68,504,899	$(438,092)	$68,066,807

Investment securities available for sale that had been in a continuous unrealized loss position for greater than 12 months at December 31, 2017 and September 30, 2017 are as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FHLMC certificates	$10,124,414	$(198,197)	$9,926,217
FNMA certificates	72,961,389	(2,119,703)	70,841,686
Private-label mortgage securities	3,446,682	(128,761)	3,317,921
Total	$86,532,485	$(2,446,661)	$84,085,824

	September 30, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FNMA certificates	$59,666,482	$(1,656,829)	$58,009,653
Private-label mortgage securities	3,634,997	(134,338)	3,500,659
Total	$63,301,479	$(1,791,167)	$61,510,312
At December 31, 2017 the Company had approximately $129,000 of gross unrealized losses on private-label mortgage securities with aggregate amortized cost of approximately $4.1 million. As of December 31, 2017, the Company has no other-than-temporary impairment losses in its portfolio of investment securities available for sale.
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

Note 6: Loans Receivable
Loans outstanding, by portfolio segment, are summarized in the following table:

	December 31, 2017	September 30, 2017

1-4 family residential real estate	$224,828,846	$232,040,341
Commercial real estate	698,905,628	697,070,779
Commercial	106,669,210	103,673,447
Real estate construction	94,141,706	88,791,799
Consumer and other	38,902,325	39,943,386
Total loans, net of acquisition fair value adjustments	1,163,447,715	1,161,519,752
Unamortized loan origination fees, net	(1,020,158)	(1,165,148)
Allowance for loan losses	(11,113,945)	(11,078,422)
Total loans, net	$1,151,313,612	$1,149,276,182
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
Commercial real estate loans are generally made by the Company to entities in Georgia, Alabama, Florida and adjoining states and are secured by properties in these states. Commercial real estate lending involves different risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and generally requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2017, approximately 29.9% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.
The Company makes construction and land development loans primarily for the construction of one- to four-family residences but also for multi-family and nonresidential real estate projects on a select basis. The Company offers construction loans to builders including both speculative (unsold) and pre-sold loans to pre-approved local builders. The number of speculative loans that management will extend to a builder at one time depends upon the financial strength and credit history of the builder. The Company’s construction loan program is expected to remain a modest portion of the loan volume, and management generally limits the number of outstanding loans on unsold homes under construction within a specific area.
The Company also originates first and second mortgage loans and home equity lines of credit secured by one- to four-family residential properties within Georgia, Alabama and the Florida panhandle. Management currently originates mortgages at all branch locations, but utilizes a centralized underwriting location to reduce risk. The Company originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate 30-year conforming loans are generally originated for sale into the primary or secondary markets and loans that are non-conforming due to property exceptions and that have adjustable rates are generally retained in the Company’s portfolio. The non-conforming loans originated are not considered to be subprime loans and the amount of subprime and low documentation loans held by the Company is not material. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 90% of the value of the underlying property unless the loan is covered by private mortgage insurance. At December 31, 2017, the Company had $45.9 million of home equity lines of credit and second mortgage loans.
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
The Company also has a portfolio of Small Business Administration ("SBA") loans, which are generally related to commercial lending. Each loan has either a portion guaranteed by the SBA or other credit enhancements provided by the government.
The Company maintains an internal loan review function that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.
Nonaccrual and Past Due Loans. An aging analysis of past due loans, segregated by portfolio segment, at December 31, 2017 and September 30, 2017 was as follows:

	December 31, 2017	September 30, 2017

Current	$1,156,485,808	$1,155,094,965
Accruing past due loans:
30-89 days past due
1-4 family residential real estate	1,899,148	1,567,688
Commercial real estate	1,020,147	1,490,424
Commercial	259,936	1,000,840
Real estate construction	1,405,987	—
Consumer and other	444,135	659,174
Total 30-89 days past due	5,029,353	4,718,126
90 days or greater past due (1)
1-4 family residential real estate	332,412	46,223
Commercial real estate	—	—
Commercial	—	—
Real estate construction	—	—
Consumer and other	—	—
Total 90 days or greater past due	332,412	46,223
Total accruing past due loans	5,361,765	4,764,349
Nonaccruing loans: (2)
1-4 family residential real estate	323,704	293,224
Commercial real estate	1,227,999	1,327,037
Commercial	48,439	40,177
Real estate construction	—	—
Consumer and other	—	—
Nonaccruing loans	1,600,142	1,660,438
Total loans	$1,163,447,715	$1,161,519,752
________________________________

(1)
No acquired loans are regarded as accruing loans and included in this section at December 31, 2017 or September 30, 2017. These loans which are accounted for under ASC 310-30 are reported as accruing loans because of the ongoing recognition of accretion income established at the time of acquisition.

(2)
Acquired loans in the amount of $0 and $888,000 at December 31, 2017 and September 30, 2017, respectively, are regarded as accruing loans and excluded from the nonaccrual section due to the ongoing recognition of accretion income established at the time of acquisition.

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
Impaired loans for the periods ended December 31, 2017 and September 30, 2017, segregated by portfolio segment, are presented below. There were $85,445 and $48,733 of recorded allowances for loan losses on impaired loans at December 31, 2017 and September 30, 2017, respectively.

				Three Months Ended December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized

1-4 family residential real estate (1)	$1,336,609	$1,490,949	$63,283	$1,324,272	$13,662
Commercial real estate	4,887,532	5,850,846	—	5,011,347	47,660
Commercial	48,439	128,492	—	52,300	—
Real estate construction	—	—	—	—	—
Consumer and other (2)	28,100	29,419	22,162	28,453	462
Total impaired loans	$6,300,680	$7,499,706	$85,445	$6,416,372	$61,784
________________________________

(1)
1-4 family residential real estate loans with related allowances totaling $63,283 had a recorded investment of $124,231 and unpaid principal balance of $130,341 at December 31, 2017. During the three months ended December 31, 2017, the Company had an average investment in such loans of $125,280 and recorded $542 of interest income on the loans.

(2)
Consumer and other loans with related allowances totaling $22,162 had a recorded investment of $28,100 and unpaid principal balance of $29,419 at December 31, 2017. During the three months ended December 31, 2017, the Company had an average investment in such loans of $28,453 and recorded $462 of interest income on the loans.

The recorded investment in accruing troubled debt restructured loans (“TDRs”) at December 31, 2017 totaled $4.4 million and is included in the impaired loan table above.

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

The recorded investment in accruing TDRs at September 30, 2017 totaled $5.0 million and is included in the impaired loan table above.
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
For the three month periods ended December 31, 2017 and 2016, the following table presents a breakdown of the types of concessions determined to be TDRs during the period by loan class.

	Accruing Loans			Nonaccrual Loans
	Three Months Ended December 31, 2017			Three Months Ended December 31, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
1-4 family residential real estate	2	$69,678	$69,678	—	$—	$—
Commercial real estate	1	94,337	94,337	—	—	—
Total	3	$164,015	$164,015	—	$—	$—

	Accruing Loans			Nonaccrual Loans
	Three Months Ended December 31, 2016			Three Months Ended December 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
1-4 family residential real estate	3	$250,146	$250,146	—	$—	$—
Consumer and other	—	—	—	1	32,138	32,138
Total	3	$250,146	$250,146	1	$32,138	$32,138
At December 31, 2017, restructured loans with a modified balance of $4.4 million were accruing and $89,804 were nonaccruing, while restructured loans with a modified balance of $4.8 million were accruing and $191,983 were nonaccruing at December 31, 2016. There were no loans that were restructured within the past twelve months and subsequently defaulted at December 31, 2017 or 2016.
Acquired Impaired Loans. The following table documents changes in the accretable discount on acquired credit impaired loans during the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016

Balance, beginning of period	$—	$462,071
Loan accretion	—	(192,260)
Balance, end of period	$—	$269,811
The following table presents the outstanding balances and related carrying amounts for all purchase credit impaired loans at the periods ended December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017

Unpaid principal balance	$18,010,435	$18,327,905
Carrying amount	16,695,965	16,974,607
Acquired Performing Loans. Included within total loans are acquired performing loans shown net of fair value discounts in the amount of $322.5 million and $333.5 million at December 31, 2017 and September 30, 2017, respectively. These fair value discounts are being amortized over the remaining lives of the respective loans and totaled $3.7 million and $4.1 million at December 31, 2017 and September 30, 2017, respectively.
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
The following table presents the risk grades of the loan portfolio, segregated by class of loans:
December 31, 2017

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$223,239,763	$660,865,731	$105,597,061	$94,141,706	$38,874,225	$1,122,718,486
Special Mention (5)	—	10,932,859	601,123	—	—	11,533,982
Substandard (6)	1,589,083	27,107,038	471,026	—	28,100	29,195,247
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total loans	$224,828,846	$698,905,628	$106,669,210	$94,141,706	$38,902,325	$1,163,447,715
September 30, 2017

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$230,417,503	$654,217,207	$102,690,306	$88,551,410	$39,914,580	$1,115,791,006
Special Mention (5)	—	14,318,249	494,241	240,389	—	15,052,879
Substandard (6)	1,622,838	28,535,323	488,900	—	28,806	30,675,867
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total loans	$232,040,341	$697,070,779	$103,673,447	$88,791,799	$39,943,386	$1,161,519,752
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
The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time. During the current quarter and the prior fiscal year, the Company made minor refinements to the qualitative risk factors but no significant changes to its allowance methodology. The adjustments in the Company's methodology were not material to the overall allowance or provision for the three months ended December 31, 2017 or for the fiscal year ended September 30, 2017.
An unallocated allowance is generally maintained in a range of 4% to 12% of the total allowance in recognition of the imprecision of the estimates and other factors. In times of greater economic downturn and uncertainty, the higher end of this range is provided.
The Company recorded net recoveries of $35,523 during the three months ended December 31, 2017. With asset quality remaining strong, and the continued trend of net recoveries, the Company recorded no provision for loan losses during the three months ended December 31, 2017. A negative provision of $900,000 was recorded during the fiscal year ended September 30, 2017, while a negative provision of $750,000 was recorded during the three months ended December 31, 2016.
The following tables present an analysis of the allowance for loan losses by portfolio segment and changes in the allowance for loan losses for the three months ended December 31, 2017 and 2016. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated, as well as loans acquired with deteriorated credit quality.

	Three Months Ended December 31, 2017
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$663,061	$7,820,078	$776,551	$482,665	$196,037	$1,140,030	$11,078,422
Charge-offs	(69,392)	(194,204)	—	—	(3,128)	—	(266,724)
Recoveries	61,291	92,660	143,052	—	5,244	—	302,247
Provision	22,598	44,247	(82,943)	53,441	(2,072)	(35,271)	—
Ending balance	$677,558	$7,762,781	$836,660	$536,106	$196,081	$1,104,759	$11,113,945

	Three Months Ended December 31, 2016
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$779,288	$7,346,130	$600,258	$516,556	$79,140	$1,050,044	$10,371,416
Charge-offs	—	(49,097)	—	—	(946)	—	(50,043)
Recoveries	111,914	669,083	130,795	—	16,063	—	927,855
Provision	(118,142)	(866,210)	38,612	153,948	64,220	(22,428)	(750,000)
Ending balance	$773,060	$7,099,906	$769,665	$670,504	$158,477	$1,027,616	$10,499,228

	Balance at December 31, 2017
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$63,283	$—	$—	$—	$22,162	$—	$85,445
Other loans not individually evaluated	614,275	7,762,781	836,660	536,106	173,919	1,104,759	11,028,500
Ending balance	$677,558	$7,762,781	$836,660	$536,106	$196,081	$1,104,759	$11,113,945
Loans:
Amounts collectively evaluated for impairment	$221,791,610	$682,419,211	$103,224,318	$94,141,706	$38,874,225		$1,140,451,070
Amounts individually evaluated for impairment	1,336,609	4,887,532	48,439	—	28,100		6,300,680
Amounts related to loans acquired with deteriorated credit quality	1,700,627	11,598,885	3,396,453	—	—		16,695,965
Ending balance	$224,828,846	$698,905,628	$106,669,210	$94,141,706	$38,902,325		$1,163,447,715

	Balance at September 30, 2017
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$24,434	$24,299	$—	$—	$—	$—	$48,733
Other loans not individually evaluated	638,627	7,795,779	776,551	482,665	196,037	1,140,030	11,029,689
Ending balance	$663,061	$7,820,078	$776,551	$482,665	$196,037	$1,140,030	$11,078,422
Loans:
Amounts collectively evaluated for impairment	$229,359,838	$679,367,829	$100,026,551	$88,791,799	$39,914,580		$1,137,460,597
Amounts individually evaluated for impairment	955,522	5,960,208	140,012	—	28,806		7,084,548
Amounts related to loans acquired with deteriorated credit quality	1,724,981	11,742,742	3,506,884	—	—		16,974,607
Ending balance	$232,040,341	$697,070,779	$103,673,447	$88,791,799	$39,943,386		$1,161,519,752
Included within the above loan amounts are acquired loans, both performing and purchased credit impaired, which are shown net of fair value discounts. The total acquired net loan amounts reflected in the above tables were $339.2 million and $350.5 million at December 31, 2017 and September 30, 2017, respectively. The total remaining fair value discounts related to the acquired loans totaled $3.7 million and $4.1 million at December 31, 2017 and September 30, 2017, respectively.

Note 7: Income Per Share
Basic net income per share for the three months ended December 31, 2017 and 2016 was computed by dividing net income to common shareholders by the weighted average number of shares of common stock outstanding, which consists of issued shares less unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted shares.
Diluted net income per share for the three months ended December 31, 2017 and 2016 was computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options and unvested restricted shares, determined using the treasury stock method.

	Three Months Ended December 31,
	2017	2016
Numerator:
Net income	$4,397,003	$5,045,667
Denominator:
Weighted average common shares outstanding	14,408,416	14,207,468
Common stock equivalents	827,526	857,411
Diluted shares	15,235,942	15,064,879
Net income per share:
Basic	$0.31	$0.36
Diluted	$0.29	$0.33
For the three months ended December 31, 2017 and 2016 there were 700,781 and 663,418, respectively, of dilutive stock options. Additionally, for the three months ended December 31, 2017 and 2016, there were 126,745 and 193,993 shares, respectively, of dilutive unvested restricted stock. There were no shares which were subject to options issued with exercise prices in excess of the average market value per share during the period ended December 31, 2017 or 2016.

Note 8: Employee Benefits
The Company has a 2002 stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. For options granted under the 2002 stock option plan, when granted, the options vest over periods of up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or non-qualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 882,876 shares for the plan, of which 195,273 have been issued or retired upon the exercise of the option granted under the plan, 526,829 are granted and outstanding and no shares are available to be granted at December 31, 2017 within this plan. All share and share amounts related to employee benefits have been updated to reflect the completion of the second-step conversion on April 8, 2013 at a conversion ratio of 1.2471. As of December 31, 2017, 618,783 shares have vested under this plan. During the three months ended December 31, 2017, no options from this plan vested.
In addition to the plan above, on December 19, 2013, the Company's stockholders approved the 2013 Equity Incentive Plan, which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest from one year to five years from grant date or upon death or disability. All options must be exercised within a 10-year period from the grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or non-qualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 1,428,943 shares for the plan, of which 10,000 were issued or retired upon the exercise of the option granted under the plan and 1,045,680 were granted and outstanding as of December 31, 2017, with the remaining 373,263 shares available to be granted at December 31, 2017. During the three months ended December 31, 2017, 194,335 options from this plan vested. As of December 31, 2017, 789,940 shares have vested under this plan.
The fair value of the 20,000 options granted during the three months ended December 31, 2017 was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

20,000 Options

Risk-free interest rate	1.90%
Dividend yield	1.76%
Expected life at date of grant (months)	96 months
Volatility	18.87%
Weighted average grant-date fair value	$2.38

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)

Options outstanding – September 30, 2017	1,565,810	$10.14	5
Options exercised	(13,301)	11.83	7
Options forfeited	—	—	0
Options granted	20,000	17.02	10
Options outstanding – December 31, 2017	1,572,509	$10.21	5
Options exercisable – December 31, 2017	1,282,921	$9.93	4
The stock price at December 31, 2017 was greater than the exercise prices on 1,572,509 options outstanding and therefore had an intrinsic value of $11,524,574. The total intrinsic value of all 1,282,921 shares exercisable at December 31, 2017 was $9,758,100.
Stock option expense was $80,795 and $84,835 for the three months ended December 31, 2017 and 2016, respectively. The following table summarizes information about the options outstanding at December 31, 2017:

Number of options outstanding at December 31, 2017	Remaining contractual life in years	Exercise price per share

296,197	1	$8.82
162,372	3	$8.18
60,337	3	$7.22
2,935	4	$7.34
4,988	4	$7.79
971,680	6	$10.89
30,000	8	$12.66
3,000	8	$13.16
18,000	8	$13.31
3,000	9	$13.30
20,000	10	$17.02
1,572,509
In addition to the above, the Company implemented the Charter Financial Corporation 2013 Equity Incentive Plan as described above, which has 571,577 shares authorized, and the Company has granted 384,092 shares of restricted stock to key employees and directors, including 17,500 during the current year. During the three months ended December 31, 2017, 72,015 shares vested. The remaining 187,485 shares are available to be granted at December 31, 2017.

	Shares	Weighted average grant date fair value per award

Unvested restricted stock awards - September 30, 2017	150,547	$11.20
Granted	17,500	17.23
Vested	72,015	10.89
Canceled or expired	—	—
Unvested restricted stock awards – December 31, 2017	96,032	$12.53

Note 9: Commitments and Contingent Liabilities
In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At December 31, 2017, commitments to extend credit and standby letters of credit totaled $240.2 million. The Company does not anticipate any material losses as a result of these transactions.

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management, none of these matters should have a material adverse effect on the Company’s financial position or results of operation.

Note 10: Fair Value of Financial Instruments and Fair Value Measurement
Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1- Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date; Level 2- Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data; Level 3- Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the three months ended December 31, 2017, there were no transfers between levels.
All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. These securities are priced via independent service providers. In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values.
At December 31, 2017, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of state and municipal securities, collateralized loan obligations (“CLO”), mortgage-backed securities and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. These are inputs used by a third-party pricing service used by the Company. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.
The Company also holds assets available for sale reported at fair value and included in other assets on the Company's balance sheet, consisting of one former branch and a parcel of land adjacent to a current branch. These assets are included in other assets on the Company's condensed consolidated statements of financial condition. The fair value of these assets is determined using current appraisals adjusted at management’s discretion to reflect any decline in the fair value of the properties since the time the appraisal was performed. Appraisal values are reviewed and monitored internally and fair value is reassessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. All of the Company’s assets held for sale fall into level 3 of the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis:
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2017
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
State and municipal securities	$1,751,645	$—	$1,751,645	$—
Collateralized loan obligations	43,857,648	—	43,857,648	—
Mortgage-backed securities:
FHLMC certificates	20,322,491	—	20,322,491	—
FNMA certificates	109,821,936	—	109,821,936	—
GNMA certificates	1,029,714	—	1,029,714	—
Private-label mortgage securities:
Investment grade	555,503	—	555,503	—
Split rating (1)	2,229,850	—	2,229,850	—
Non-investment grade	636,183	—	636,183	—
Total investment securities available for sale	180,204,970	—	180,204,970	—
Mortgage servicing rights	1,346,197	—	1,346,197	—
Assets held for sale	112,300	—	—	112,300
Total recurring assets at fair value	$181,663,467	$—	$181,551,167	$112,300
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2017
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
State and municipal securities	$2,251,815	$—	$2,251,815	$—
Collateralized loan obligations	40,677,676	—	40,677,676	—
Mortgage–backed securities:
FHLMC certificates	21,755,122	—	21,755,122	—
FNMA certificates	112,990,819	—	112,990,819	—
GNMA certificates	2,506,063	—	2,506,063	—
Private-label mortgage securities:
Investment grade	591,443	—	591,443	—
Split rating (1)	2,249,670	—	2,249,670	—
Non-investment grade	767,213	—	767,213	—
Total investment securities available for sale	183,789,821	—	183,789,821	—
Mortgage servicing rights	1,319,725	—	1,319,725	—
Assets held for sale	752,300	—	—	752,300
Total recurring assets at fair value	$185,861,846	$—	$185,109,546	$752,300
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

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
A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis is as follows:

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016

Fair value, beginning balance	$752,300	$975,300
Sales	(640,000)	(263,000)
Valuation loss recognized in noninterest expense	—	—
Fair value, ending balance	$112,300	$712,300
Assets and Liabilities Measured on a Nonrecurring Basis:
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Impaired loans	$2,054,511	$—	$—	$2,054,511
Other real estate owned	1,244,367	—	—	1,244,367
September 30, 2017
Impaired loans	$2,326,132	$—	$—	$2,326,132
Other real estate owned	1,437,345	—	—	1,437,345
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
The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at December 31, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	General Range (Discount)			Weighted Average Discount
Impaired Loans	$2,054,511	Property appraisals	Management discount for property type and recent market volatility	24%	—	77%	37%
OREO	$1,244,367	Property appraisals	Management discount for property type and recent market volatility	9%	—	36%	19%
Assets Held for Sale	$112,300	Valuation analysis	Management discount for property type and recent market volatility	0%	—	53%	30%
Included in the Company's portfolio of other real estate owned is approximately $423,000 and $224,000 of foreclosed residential real estate property at December 31, 2017 and September 30, 2017, respectively. The Company had no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at December 31, 2017, while $195,000 in consumer mortgage loans collateralized by residential real estate were in the process of foreclosure at September 30, 2017.
Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2017 and September 30, 2017.
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
COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at December 31, 2017 and at September 30, 2017, the fair value of these commitments is not presented.
Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of December 31, 2017 and September 30, 2017 is summarized below:

	December 31, 2017
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$163,143,407	$163,143,407	$163,143,407	$—	$—
Certificates of deposit held at other financial institutions	6,028,670	6,028,670	—	6,028,670	—
Investments available for sale	180,204,970	180,204,970	—	180,204,970	—
FHLB stock	4,054,400	4,054,400	—	4,054,400	—
Restricted securities, at cost	279,000	279,000	—	279,000	—
Loans receivable, net	1,151,313,612	1,138,664,917	—	—	1,138,664,917
Loans held for sale	1,227,642	1,255,793	—	1,255,793	—
Mortgage servicing rights	1,346,197	1,346,197	—	1,346,197	—
Assets held for sale	112,300	112,300	—	—	112,300
Accrued interest and dividends receivable	4,632,342	4,632,342	—	683,305	3,949,037
Financial liabilities:
Deposits	$1,343,997,345	$1,346,651,706	$—	$1,346,651,706	$—
FHLB advances	60,019,100	60,507,676	—	60,507,676	—
Floating rate junior subordinated debt	6,758,921	6,758,921	—	6,758,921	—
Accrued interest payable	439,604	439,604	—	439,604	—

	September 30, 2017
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$152,338,389	$152,338,389	$152,338,389	$—	$—
Certificates of deposit held at other financial institutions	7,514,630	7,514,630	—	7,514,630	—
Investments available for sale	183,789,821	183,789,821	—	183,789,821	—
FHLB stock	4,054,400	4,054,400	—	4,054,400	—
Restricted securities, at cost	279,000	279,000	—	279,000	—
Loans receivable, net	1,149,276,182	1,146,902,727	—	—	1,146,902,727
Loans held for sale	1,961,185	1,998,988	—	1,998,988	—
Mortgage servicing rights	1,319,725	1,319,725	—	1,319,725	—
Assets held for sale	752,300	752,300	—	—	752,300
Accrued interest and dividends receivable	4,197,708	4,197,708	—	661,335	3,536,373
Financial liabilities:
Deposits	$1,339,143,287	$1,342,831,689	$—	$1,342,831,689	$—
FHLB advances	60,023,100	61,073,866	—	61,073,866	—
Floating rate junior subordinated debt	6,724,646	6,724,646	—	6,724,646	—
Accrued interest payable	704,630	704,630	—	704,630	—

Note 11: Income Taxes
On December 22, 2017, the United States Government enacted the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act amends the Internal Revenue Code of 1986 to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The corporate tax rate reduction was effective January 1, 2018. Because the Company operates with a fiscal year end of September 30, the reduced tax rate will result in the application of a blended federal statutory tax rate of 24.5% for its fiscal year 2018 and then a flat 21% thereafter.
Under GAAP, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At September 30, 2017, the Company's deferred tax assets and liabilities, which netted to a total $6.0 million deferred tax asset, were determined based on the then-current enacted federal tax rate of 35%. As a result of the reduction in the corporate income tax rate under the Tax Act, the Company revalued its deferred tax assets and liabilities at December 31, 2017. Deferred tax assets and liabilities expected to be realized in fiscal year 2018 were re-measured using the aforementioned blended rate. All remaining deferred tax assets and liabilities were remeasured using the new statutory federal rate of 21%. These re-measurements collectively resulted in a discrete tax expense of $1.4 million that was recognized during the three months ended December 31, 2017. The Company's revaluation of its deferred tax assets and liabilities is subject to further clarification of the Tax Act and refinement of its estimates. As a result, the actual impact on the deferred tax assets and liabilities and income tax expense due to the Tax Act may vary from the amounts currently estimated.
During the three months ended December 31, 2017, the Company also reclassified $1.4 million of its former deferred tax asset to its current tax receivable, reported as part of Other assets in the Company's balance sheet, due to a change in recognition method.

The Company's estimated deferred tax assets and liabilities at December 31, 2017 and actual deferred tax assets and liabilities at September 30, 2017 are presented below:

	December 31, 2017	September 30, 2017
Gross deferred tax assets	$6,242,804	$9,709,150
Gross deferred tax liabilities	2,876,121	3,738,868
Net deferred tax assets	$3,366,683	$5,970,282
The Company's effective tax rate was 43.83% for the three months ended December 31, 2017, and is estimated to be 30.00% for the full fiscal year 2018.
Taxes on income and the related impact on the Company's effective income tax rate for the three months ended December 31, 2017 are shown below:

	Amount	Percentage of Income Before Taxes
Tax expense before one-time charges	$2,015,083	25.74%
Revaluation of net deferred tax asset	1,415,508	18.09
Total	$3,430,591	43.83%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended December 31, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.
Forward-Looking Statements
This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” “potential, ” “seek,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities, including identifying suitable acquisition opportunities; the adverse effect of a breach of our computer system; our ability to successfully integrate acquired entities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and changes in our organization, compensation and benefit plans. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 under Part I Item 1A. “Risk Factors,” and in the Company’s other filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
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
The Company's stockholder value strategy focuses on creating earnings and stockholder value through increasing capital leverage, operating leverage, and expanding into more dynamic markets. In recent years, through acquisitions and strategic de novo branching, the Company has expanded further into Metro Atlanta, as well as into Florida.
Net income was $4.4 million, or $0.31 and $0.29 per basic and diluted share, respectively, for the three months ended December 31, 2017, compared to $5.0 million, or $0.36 and $0.33 per basic and diluted share, respectively, for the three months ended December 31, 2016.
Atlanta Metro Expansion
On September 1, 2017, the Company took its next step in its Atlanta Metro expansion strategy by completing its acquisition of Resurgens Bancorp ("Resurgens"), the parent company of Resurgens Bank. Resurgens operated two branches in Tucker and Decatur, Georgia, inside the I-285 loop, a key expansion target for the Company. The acquisition added $177.5 million of total assets, including $128.8 million of net loans, and $151.7 million of liabilities, including $138.0 million of total deposits, to the Company's balance sheet.
The Resurgens transaction complemented the Company's prior moves into the market area, including the 2007 Norcross loan processing office opening, the 2009 and 2010 FDIC-assisted acquisitions of Neighborhood Community Bank ("NCB") and McIntosh Commercial Bank ("MCB"), the April 2016 CBS Financial Corporation ("CBS") acquisition and the January 2017 Buckhead branch opening. The Resurgens acquisition was the seventh we have completed since 1999, and the fifth since 2009. Metro Atlanta now accounts for 56% of our loans and 52% of our deposits. This mix should provide further opportunities for growth and expansion throughout the demographically desirable Metro Atlanta market.

Leveraging its capital and operational structure through strategic acquisitions has been a cornerstone of the Company's growth strategy, especially since its stock conversion completed in April 2013. As shown in the graph below, the flexibility brought on by that capital infusion has allowed the Company to transition from a traditional thrift balance sheet with a stock driven largely by book value to a bank-like balance sheet with a stock driven largely by earnings as the Company has expanded its footprint to several thriving, new markets. Management will continue to seek growth opportunities, whether through acquisitions or organic growth, in an attempt to maximize shareholder value.
__________________________________

(1)	Non-GAAP financial measure, defined as net income divided by average total equity less the average balance of intangible assets. See Non-GAAP Financial Measures for further information.

(2)	Non-GAAP financial measure, defined as total assets less intangible assets divided by total equity less intangible assets. See Non-GAAP Financial Measures for further information.

(3)	Annualized..
Tax Cuts and Jobs Act
On December 22, 2017, President Donald Trump signed into law the Tax Act. Under the Tax Act, federal corporate tax rates were cut to 21% from 35%. The Company's net deferred tax assets, which totaled $6.0 million at September 30, 2017, were calculated using the previous statutory rate of 35%. Because of the change, the Company revalued the net deferred tax asset and recorded an estimated expense of $1.4 million, or approximately $0.10 and $0.09 per basic and diluted share, respectively, as an addition to income tax expense at December 31, 2017. The Company is utilizing the measurement period approach, including estimating deferral amounts that will be realized during fiscal 2018 at the blended 24.5% statutory rate, to revalue its deferred tax asset, so the amount may change prior to fiscal year end at September 30, 2018.
In spite of the one-time charge, the Company expects to realize significant savings as a result of the tax rate changes from the Tax Act. Management's calculations estimate that the new rate would have reduced the Company's income tax expense $3.0 million during the previous fiscal year under full implementation of the 21% rate. Due to the Company's fiscal year, our income taxes will be calculated at a blended 24.5% federal statutory rate for the current fiscal year and 21% for future fiscal years. The new, blended tax rate is expected to reduce income tax expense by approximately $2.5 million as compared to the prior rate during the current year, with greater reductions in future years when the new rate is fully implemented. The rate change reduced expense $742,000, or $0.05 per basic and diluted share, in regular tax accruals during the current quarter.

Critical Accounting Policies
Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, the Company considers its critical accounting policies to be the allowance for loan losses, business combinations, other-than-temporary impairment of investment securities, real estate owned, goodwill and other intangible assets, deferred income taxes, and estimation of fair value. There have been no material changes in our critical accounting policies during the three months ended December 31, 2017.

Comparison of Financial Condition at December 31, 2017 and September 30, 2017
Assets. Total assets increased $3.5 million from September 30, 2017 to $1.6 billion at December 31, 2017. This increase in assets was due primarily to increases in loans and deposits during the first quarter. Net loans increased $2.0 million, or 0.2%, to $1.2 billion at December 31, 2017.
Cash and cash equivalents. Cash and cash equivalents increased $10.8 million to $163.1 million at December 31, 2017, up from $152.3 million at September 30, 2017. This increase was primarily due to a $4.9 million increase in deposits and a combined $17.5 million in principal collections, sales and calls of investment securities available for sale, partially offset by outlays of cash of $14.9 million to purchase investment securities available for sale as well as our increased loan balances.
Loans. At December 31, 2017, net loans were $1.2 billion, or 70.0% of total assets. The increase of $2.0 million, or 0.2%, was attributable to $3.4 million of loan growth from our Metro Atlanta branches during the three months ended December 31, 2017.
________________________________
Loans are shown net of deferred loan fees, allowance for loan losses, nonaccretable differences and accretable discounts.

Investment Securities Portfolio. At December 31, 2017, our investment securities portfolio totaled $180.2 million, compared to $183.8 million at September 30, 2017. The decrease was attributable to $5.3 million in principal paydowns, $12.1 million in maturities or calls, and a $767,000 increase in unrealized losses on available for sale securities. These decreases were offset partially by the purchase of $14.9 million in securities during the first three months of fiscal 2018.
As of December 31, 2017, there is no other-than-temporary impairment in the Company's portfolio of investment securities available for sale.
Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us noninterest income that is non-taxable. The total cash surrender values of bank owned life insurance policies at December 31, 2017 and September 30, 2017 were $53.8 million and $53.5 million, respectively.

Deposits. Total deposits increased $4.9 million to $1.3 billion at December 31, 2017. The increase was attributable to a $13.1 million increase in money market deposit accounts during the first three months of fiscal 2018. Transaction accounts increased by $7.5 million, reflecting our successful efforts over recent years to increase our checking accounts, while retail certificates of deposit decreased $14.8 million during the three months ended December 31, 2017. At December 31, 2017, $1.3 billion of deposits were considered core deposits, a non-GAAP measure (see Non-GAAP Financial Measures for further information). We currently have $36.8 million of deposits classified as wholesale deposits, most of which are brokered deposits. The following table shows deposit fees earned and deposit balances by category for the quarter end periods indicated:

		Deposit Balances
	Deposit & Bankcard Fees	Checking	Savings	Money Market	Retail CDs under $250k	Total Core Deposits (1)	Retail CDs $250k & Over	Wholesale CDs	Total Deposits
		(dollars in thousands)
December 31, 2017	$3,573	$574,682	$67,582	$292,613	$320,096	$1,254,973	$52,197	$36,827	$1,343,997
September 30, 2017	3,499	567,213	66,158	279,483	332,608	1,245,462	54,480	39,201	1,339,143
June 30, 2017	3,415	510,810	65,430	236,785	303,157	1,116,182	41,267	36,805	1,194,254
March 31, 2017	3,067	513,294	64,868	242,375	304,798	1,125,335	39,602	36,793	1,201,730
December 31, 2016	3,170	481,841	61,300	265,316	304,364	1,112,821	36,744	36,782	1,186,347
September 30, 2016	3,179	478,028	63,824	242,853	303,456	1,088,161	36,906	36,777	1,161,844
June 30, 2016	3,110	472,123	62,810	247,165	301,675	1,083,773	34,719	36,753	1,155,245
March 31, 2016	2,809	353,834	54,317	146,109	182,370	736,630	24,462	30,600	791,692
December 31, 2015	2,898	331,570	50,017	131,997	179,609	693,193	20,452	30,589	744,234
__________________________________

(1)	Non-GAAP financial measure. See Non-GAAP Financial Measures for more information.
Borrowings. Our borrowings consist of advances from the FHLB of Atlanta as well as floating rate junior subordinated debt assumed in the acquisition of CBS. FHLB borrowings totaled $60.0 million at both December 31, 2017 and September 30, 2017, respectively.
Based upon actual collateral pledged, excluding cash, additional advances of $49.2 million were available. In addition, securities available for sale with lendable collateral value of $62.3 million were also available to be pledged at December 31, 2017.
At December 31, 2017, approximately $73.6 million of credit was available to us at the Federal Reserve Bank of Atlanta based on loan collateral pledged. The line of credit at the Federal Reserve Bank of Atlanta was not used other than during periodic testing to ensure the line was functional.
Floating rate junior subordinated debt assumed in the CBS acquisition totaled $9.3 million, with purchase accounting discounts reducing the book value to $6.8 million and $6.7 million at December 31, 2017 and September 30, 2017, respectively.
Stockholders’ Equity. At December 31, 2017, total stockholders’ equity totaled $218.2 million, a $4.0 million increase from September 30, 2017 due to $4.4 million of net income and a $1.0 million increase from the release of the Company's ESOP shares, as well as $157,000 of stock option exercises. These increases were partially offset by a $544,000 increase in other comprehensive loss on the Company's portfolio of investment securities available for sale during the three months ended December 31, 2017, as well as $1.1 million of dividends paid. Book value per share increased to $14.42 at December 31, 2017 from $14.17 at September 30, 2017. Tangible book value, a non-GAAP measure (see Non-GAAP Financial Measures for further information), increased to $11.59 per share at December 31, 2017 compared with $11.33 per share at September 30, 2017. Equity was at 13.27% of total assets at December 31, 2017, while our tangible common equity ratio, a non-GAAP measure (see Non-GAAP Financial Measures for further information), was at 10.96%.

Comparison of Operating Results for the Three Months Ended December 31, 2017 and December 31, 2016
General. Net income decreased $649,000 to $4.4 million for the quarter ended December 31, 2017 from $5.0 million for the quarter ended December 31, 2016. The decrease was primarily due to a discrete tax expense of $1.4 million from the net effects of recognizing the impacts of the Tax Cuts and Jobs Act during the current quarter, offset in part by $2.2 million of growth in loan interest income. Net interest income increased $2.1 million due to the increase in loans receivable income and a $250,000 increase in interest income on interest-bearing deposits in other financial institutions, partially offset by a decline of $388,000, or 53.7%, in accretion of acquired loan discounts for the three months ended December 31, 2017 to $335,000 compared with $723,000 during the prior-year quarter, as well as a $305,000 increase in deposits expense. Return on equity was 8.10% for the quarter ended December 31, 2017, compared with 9.84% for the same quarter last year, while return on tangible equity was 10.10%, down from 11.69% for the three months ended December 31, 2016.
Interest Income. Total interest income increased $2.4 million, or 17.4%, to $16.3 million for the quarter ended December 31, 2017. This increase was attributable to our first full quarter with Resurgens on the books, which brought in $2.2 million of loan interest income, along with legacy loan growth. The Company also saw an increase of $250,000 in interest income on interest-bearing deposits in other financial institutions due to higher cash balances and the Federal Reserve's rate increases. These increases were offset by a $388,000 decrease in accretion of acquired loan discounts during the current-year period. The average balance of loans receivable for the three months ended December 31, 2017 increased $154.7 million to $1.2 billion, compared with $1.0 billion in the prior-year period, primarily attributable to the Resurgens acquisition in the fourth quarter of fiscal 2017, which brought in $128.8 million of net loans to the Company's portfolio. Yield on loans increased 9 basis points to 5.10% during the three months ended December 31, 2017, compared to 5.01% during the prior-year period primarily due to the increased yields on the acquired loans from Resurgens.
The table below shows acquired loan discount accretion included in income over the past seven years and for the quarter ended December 31, 2017, and the remaining discount to be recognized as of December 31, 2017:

	Loan Accretion (Amortization)
	2011	2012	2013	2014	2015	2016	2017	1Q 2018	Remaining
	(in thousands)
NCB	$2,272	$751	$844	$239	$68	$—	$—	$—	$—
MCB	5,742	3,740	3,086	3,110	2,621	751	—	—	—
FNB	252	4,497	4,993	3,245	3,256	2,250	462	—	—
CBS	—	—	—	—	—	1,370	1,206	116	1,208
Resurgens	—	—	—	—	—	—	73	219	2,506
Total	8,266	8,988	8,923	6,594	5,945	4,371	1,741	335	3,714
Amortization (1)	—	—	—	(3,507)	(2,387)	—	—	—	—
Net	$8,266	$8,988	$8,923	$3,087	$3,558	$4,371	$1,741	$335	$3,714
__________________________________

(1)
Based on revised estimated cash flows related to previously covered loans, $2.4 million of the FDIC indemnification asset was amortized as an offset to loan interest income in the year ended September 30, 2015 and $3.5 million in the year ended September 30, 2014. Loss share agreements with the FDIC were terminated in the fourth quarter of fiscal 2015.

Interest on taxable investment securities, which consisted of taxable state and municipal securities, CLOs, mortgage-backed securities and private-label mortgage securities, decreased $32,000 to $1.1 million for the quarter ended December 31, 2017. This decrease was primarily attributable to a decrease of $13.1 million in the average balance of taxable securities, offset in part by an increase of nine basis points in the yield on such securities. Interest on nontaxable investment securities, which consisted of nontaxable state and municipal securities, was $3,000 for the quarter ended December 31, 2017, compared to $5,000 for the prior-year quarter, as the average balance of such securities declined $532,000.
Interest on interest-bearing deposits in other financial institutions increased $250,000 to $361,000 for the quarter ended December 31, 2017, compared to the same period last year due to a $27.6 million increase in the average balance of such deposits combined with the Federal Reserve's decision to increase interest rates. The yield on such deposits increased 69 basis points to 1.14% for the three months ended December 31, 2017 compared to 0.45% for the three months ended December 31, 2016.
Interest on certificates of deposits held at other financial institutions was $25,000 during the quarter ended December 31, 2017, compared to $43,000 during the prior-year quarter due to a drop of $6.4 million in the average balance of such deposits.
Dividends on Federal Home Loan Bank stock increased $12,000 to $51,000 for the quarter ended December 31, 2017 from $39,000 for the quarter ended December 31, 2016 due primarily to a $692,000 increase in the average balance of such securities during the current quarter. Dividends on restricted securities, which are tied to the Company's investment in floating rate junior subordinated debt assumed in the CBS acquisition, was relatively unchanged at $3,000 during the current quarter.
The following table shows selected average yield and cost information for the quarter end periods indicated:

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016

Yield on loans	5.10%	5.04%	4.79%	4.74%	5.01%
Yield on securities	2.33%	2.27%	2.20%	2.25%	2.24%
Yield on assets	4.40%	4.36%	4.10%	4.02%	4.21%

Cost of deposits	0.53%	0.50%	0.47%	0.46%	0.46%
Cost of CDs	0.96%	0.94%	0.91%	0.89%	0.89%
Cost of interest bearing checking	0.18%	0.18%	0.16%	0.15%	0.14%
Cost of bank rewarded checking	0.20%	0.20%	0.20%	0.19%	0.20%
Cost of savings	0.04%	0.04%	0.04%	0.04%	0.04%
Cost of MMDA	0.43%	0.33%	0.30%	0.30%	0.30%
Cost of borrowings	2.48%	2.58%	2.62%	2.90%	3.10%
Cost of subordinated debt	8.16%	7.83%	7.74%	7.45%	7.32%
Cost of liabilities	0.68%	0.64%	0.62%	0.62%	0.63%

Loan/deposit spread	4.57%	4.54%	4.32%	4.28%	4.55%
Asset/liability spread	3.72%	3.72%	3.48%	3.40%	3.58%
Interest Expense. Total interest expense increased $306,000 to $2.0 million for the quarter ended December 31, 2017, compared to $1.7 million for the prior year quarter. The increase was largely tied to a $107.0 million increase in the average balance of interest-bearing liabilities during the quarter ended December 31, 2017 to $1.2 billion, compared to $1.1 billion during the three months ended December 31, 2016, primarily as a result of the September 2017 Resurgens acquisition, in which the Company assumed $138.0 million of deposits and $10.0 million of Federal Home Loan Bank advances, as well as a surge in legacy deposits during the first two quarters of fiscal 2017. The cost of liabilities increased five basis points during the three months ended December 31, 2017 due to a combination of higher-costing deposits assumed in the Resurgens acquisition as well as increased legacy deposit rates.
Interest expense on deposits increased $305,000, or 26.3%, to $1.5 million for the quarter ended December 31, 2017, compared to $1.2 million for the quarter ended December 31, 2016. The increase was primarily due to a $96.9 million, or 9.7%, increase in average interest-bearing deposits as a result of the Resurgens acquisition and the Company's surge in legacy deposits during the first two quarters of the prior fiscal year. The average balance on certificates of deposit increased $34.0 million, or 8.9%, for the quarter ended December 31, 2017, while the cost of CDs increased $152,000, or 18.0%, to $998,000 for the quarter ended December 31, 2017, from $846,000 for the quarter ended December 31, 2016. The average balance of money market deposit accounts increased $31.3 million, with interest expense increasing $111,000 as the cost of such deposits increased 13 basis points. Interest expense on FHLB advances decreased $15,000 to $372,000 for the quarter ended December 31, 2017 compared to $387,000 for the quarter ended December 31, 2016, despite a $10.0 million increase in the average balance due to the renegotiation of a $25.0 million advance from 4.30% to 3.43% in March of 2017. Interest expense on the Company's floating rate junior subordinated debt, which was assumed in the CBS acquisition, was $137,000 for the quarter ended December 31, 2017, at an average cost of 8.16%, compared to $121,000, or 7.32%, during the prior-year quarter.
Net Interest Income. Net interest income increased $2.1 million, or 17.3%, to $14.3 million for the quarter ended December 31, 2017, from $12.2 million for the quarter ended December 31, 2016. The net increase was due to an increase of $2.2 million in loans receivable income to $14.8 million for the current quarter compared to $12.6 million for the prior year. Additionally, the year over year increase in average loans of $154.7 million, resulting largely from the Resurgens acquisition during the fourth quarter of fiscal 2017, contributed to the increase in net interest income. These increases were partially offset by an increase of $305,000 in deposits expense and a decrease of $388,000 in net purchase discount accretion.
The average balance of interest-bearing liabilities increased $107.0 million, or 10.1%, during the quarter ended December 31, 2017 compared to the prior year period, while total interest expense increased 18.4%. The average balance of interest-bearing deposits increased $96.9 million compared to the prior-year period, reflecting the deposits assumed in the acquisition of Resurgens as well as the Company's surge in legacy deposits during the first two quarters of the prior fiscal year. As the table below indicates, our net interest margin increased 16 basis points to 3.87% for the quarter ended December 31, 2017 from 3.71% for the prior year quarter, primarily due to increased loan yields from the Resurgens acquisition and an increase in yield on our interest-bearing deposits in other financial institutions, while our net interest rate spread increased 14 basis points to 3.72% for the first quarter of fiscal 2018 from 3.58% for the first quarter of fiscal 2017. The impact of purchase accounting on net interest margin was 0.10% for the quarter ended December 31, 2017 compared to 0.23% for the quarter ended December 31, 2016. At December 31, 2017, there was $3.7 million of discount remaining to accrete into interest income over the remaining lives of the acquired loans.

	For the Three Months Ended December 31,
	2017			2016
	Average Balance	Interest	Average Yield/Cost (10)	Average Balance	Interest	Average Yield/Cost (10)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$126,831	$361	1.14%	$99,268	$111	0.45%
Certificates of deposit held at other financial institutions	6,991	25	1.44	13,351	43	1.28
FHLB common stock and other equity securities	4,054	51	5.05	3,362	39	4.67
Taxable investment securities	181,992	1,064	2.34	195,131	1,096	2.25
Nontaxable investment securities (1)	1,065	3	1.23	1,597	5	1.14
Restricted securities	279	3	4.40	279	3	3.69
Loans receivable (1)(2)(3)(4)	1,158,058	14,438	4.99	1,003,322	11,846	4.72
Accretion, net, of acquired loan discounts (5)		335	0.12		723	0.29
Total interest-earning assets	1,479,270	16,280	4.40	1,316,310	13,866	4.21
Total noninterest-earning assets	156,540			134,605
Total assets	$1,635,810			$1,450,915
Liabilities and Equity:
Interest-bearing liabilities:
Interest bearing checking	$277,130	$127	0.18%	$251,070	$86	0.14%
Bank rewarded checking	53,186	27	0.20	51,752	26	0.20
Savings accounts	66,177	7	0.04	62,157	6	0.04
Money market deposit accounts	286,673	305	0.43	255,332	194	0.30
Certificate of deposit accounts	414,981	998	0.96	380,962	846	0.89
Total interest-bearing deposits	1,098,147	1,464	0.53	1,001,273	1,158	0.46
Borrowed funds	60,022	372	2.48	50,000	387	3.10
Floating rate junior subordinated debt	6,736	137	8.16	6,599	121	7.32
Total interest-bearing liabilities	1,164,905	1,973	0.68	1,057,872	1,666	0.63
Noninterest-bearing deposits	235,894			172,247
Other noninterest-bearing liabilities	17,991			15,775
Total noninterest-bearing liabilities	253,885			188,022
Total liabilities	1,418,790			1,245,894
Total stockholders' equity	217,020			205,021
Total liabilities and stockholders' equity	$1,635,810			$1,450,915
Net interest income		$14,307			$12,200
Net interest-earning assets (6)		$314,365			$258,438
Net interest rate spread (7)			3.72%			3.58%
Net interest margin (8)			3.87%			3.71%
Impact of purchase accounting on net interest margin (9)			0.10%			0.23%
Ratio of average interest-earning assets to average interest-bearing liabilities			126.99%			124.43%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion on acquired loans.

(5)	Accretion of accretable purchase discount on loans acquired.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)	Impact on net interest margin when excluding accretion income and average accretable discounts.

(10)	Annualized.

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

	For the Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$31	$172	$48	$251
Certificates of deposit held at other financial institutions	$(20)	$5	$(3)	$(18)
FHLB common stock and other equity securities	8	3	1	12
Taxable investment securities	(74)	45	(3)	(32)
Nontaxable investment securities	(2)	—	—	(2)
Restricted securities	—	—	—	—
Loans receivable	1,938	229	37	2,204
Total interest-earning assets	$1,881	$454	$80	$2,414
Interest Expense:
Checking accounts	$10	$29	$3	$42
Savings accounts	—	—	1	1
Money market deposit accounts	24	78	9	111
Certificate of deposit accounts	76	70	6	152
Total interest-bearing deposits	110	177	19	306
Borrowed funds	78	(77)	(16)	(15)
Floating rate junior subordinated debt	3	14	(1)	16
Total interest-bearing liabilities	$191	$114	$2	$307
Net change in net interest income	$1,690	$340	$78	$2,107

Provision for Loan Losses. No provision for loan losses was recorded in the quarter ended December 31, 2017 due to the continued positive credit quality trends of the loan portfolio, as well as continuing net recoveries of formerly charged-off loans. During the prior-year period, a negative provision for loan losses of $750,000 was recorded. Net recoveries for the three months ended December 31, 2017 were $36,000, compared to net recoveries of $878,000 for the three months ended December 31, 2016. The allowance for loan losses was $11.1 million, or 0.96% of total loans receivable, at December 31, 2017. Our nonperforming loans increased to $1.9 million, or 0.17% of total loans, at December 31, 2017 from $1.8 million at December 31, 2016. As a result, our allowance as a percent of nonperforming loans decreased to 575.09% at December 31, 2017. See our discussion on the allowance for further information.
Noninterest Income. Noninterest income increased $409,000, or 8.2%, to $5.4 million for the quarter ended December 31, 2017 compared to $5.0 million the quarter ended December 31, 2016. The increase was largely attributable to a gain of $266,000 on the sale of assets available for sale, along with a $215,000 gain on incentive payments from our bankcard vendor which was reported in other income. The Company recorded, for the third consecutive quarter, its all-time highest quarter of deposit fees, totaling $2.1 million for the three months ended December 31, 2017, a 12.0% increase over the same period last year. The Company also recorded, for the second time in the last three quarters, its highest-ever bankcard fee totals, recognizing $1.5 million for the current quarter, a 13.8% increase over the prior-year quarter. Both increases remain a reflection of the success of both the Company's product re-brand and signature transaction marketing efforts. These increases were offset in part by a decrease of $112,000, or 15.3%, in gain on sale of loans due to reduced sales activity during the current quarter, as well as a $250,000 gain on recoveries of loans previously covered under FDIC loss share agreements in the prior year, as no such gain was recorded during the three months ended December 31, 2017.

The following table shows noninterest income by category for the periods indicated.

	For the Three Months Ended
	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016
	(dollars in thousands)
Service charges on deposit accounts	$2,114	$2,081	$1,972	$1,701	$1,888
Bankcard fees	1,459	1,418	1,443	1,367	1,282
Gain on sale of loans	619	601	543	543	731
Brokerage commissions	172	150	186	225	166
Bank owned life insurance	322	310	306	247	332
Gain on investment securities available for sale	1	—	—	248	—
Gain (loss) on sale of other assets held for sale	266	—	—	—	(39)
Recoveries on acquired loans previously covered under FDIC-assisted acquisitions	—	163	—	—	250
Other	438	347	189	215	373
Total noninterest income	$5,391	$5,070	$4,639	$4,546	$4,983

Noninterest Expense. Total noninterest expense increased $1.6 million, or 15.4%, to $11.9 million for the quarter ended December 31, 2017, compared to $10.3 million for the quarter ended December 31, 2016. The overall increase was primarily attributable to increased ongoing operational costs as a result of the Resurgens acquisition in September 2017, as the Company saw increases of $875,000, $154,000, and $244,000, or 14.3%, 11.7%, and 26.8%, in salaries and employee benefits, occupancy, and data processing, respectively. The Company also recorded $309,000 of deal costs related to the Resurgens acquisition, largely concentrated in severance costs. The net benefit of operations of real estate owned decreased $310,000 during the current year as sales activity slowed due to the Company's other real estate owned balance falling to minimal levels.
The following table shows noninterest expense by category for the periods indicated:

	For the Three Months Ended
	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016
	(dollars in thousands)
Salaries and employee benefits	$7,009	$7,688	$6,530	$6,079	$6,134
Occupancy	1,478	1,503	1,157	1,220	1,323
Data processing	1,153	1,925	1,091	1,004	909
Legal and professional	266	808	384	388	284
Marketing	329	479	384	412	357
Furniture and equipment	240	276	202	228	174
Postage, office supplies, and printing	232	212	224	223	270
Core deposit intangible amortization expense	191	140	118	149	154
Federal insurance premiums and other regulatory fees	188	199	198	197	165
Net (benefit) cost of operations of other real estate owned	(50)	(40)	18	14	(359)
Other	835	1,197	791	836	879
Total noninterest expense	$11,871	$14,387	$11,097	$10,750	$10,290
Income Taxes. Income taxes increased to $3.4 million for the quarter ended December 31, 2017 from $2.6 million for the quarter ended December 31, 2016. The increase was due to the Company's $1.4 million discrete charge to income tax expense as a result of the revaluation of our deferred tax assets due to the Tax Act. Our effective tax rate was 43.83% in the quarter ended December 31, 2017 and 33.98% in the quarter ended December 31, 2016. The increase in our effective rate for the current quarter was due to the deferred tax asset revaluation. Our effective tax rate net of the deferred tax asset revaluation charge was 25.7%.

Asset Quality
Delinquent Loans and Foreclosed Assets. Our policies require that management continuously monitor the status of the loan portfolio and report to the Loan Committee of the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate, and our actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed property. The Loan Committee is comprised of three outside directors: the chairman, which is a permanent position, and two other Committee members, which alternate between four outside directors. Additionally, two inside directors serve as ex officio members of the committee.
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

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	December 31, 2017	September 30, 2017
	(dollars in thousands)
Nonaccrual loans: (1) (2)
1-4 family residential real estate	$324	$293
Commercial real estate	1,228	1,327
Commercial	48	40
Real estate construction	—	—
Consumer and other loans	—	—
Total nonaccrual loans	1,600	1,660
Loans delinquent 90 days or greater and still accruing: (3)
1-4 family residential real estate	332	46
Commercial real estate	—	—
Commercial	—	—
Real estate construction	—	—
Consumer and other loans	—	—
Total loans delinquent 90 days or greater and still accruing	332	46
Total nonperforming loans	1,932	1,707
Other real estate owned:
1-4 family residential real estate	422	224
Commercial real estate	822	1,213
Commercial	—
Real estate construction	—
Consumer and other loans	—
Total real estate owned	1,244	1,437
Total nonperforming assets	$3,176	$3,143
Ratios:
Nonperforming loans as a percentage of total loans, gross	0.17%	0.15%
Nonperforming assets as a percentage of total assets	0.19%	0.19%
__________________________________

(1)	Included in nonaccrual loans is $90,000 and $92,000 of non-accruing troubled debt restructured loans at December 31, 2017 and September 30, 2017, respectively.

(2)
Acquired FAS ASC 310-30 loans that were previously covered under loss share agreements with the FDIC, as well as our acquisition of CBS, and have associated accretable discount remaining, in the amount of $0 and $888,000 are excluded from this table as of December 31, 2017 and September 30, 2017, respectively. Due to the recognition of accretion income that was established at the time of acquisition, FAS ASC 310-30 loans that were greater than 90 days delinquent or otherwise considered nonperforming loans are regarded as performing loans for reporting purposes.

(3)
No acquired loans are excluded from this section at December 31, 2017 and September 30, 2017, respectively. These loans, which are accounted for under ASC 310-30, are reported as performing loans because of the ongoing recognition of accretion income established at the time of acquisition.

Nonperforming assets increased $33,000 during the three months ended December 31, 2017 due primarily to a $286,000 increase in loans delinquent 90 days or greater and still accruing, offset in part by a $60,000 decrease in nonaccrual loans and a $193,000 decrease in real estate owned. We have 22 loans that remain nonperforming at December 31, 2017, and the largest nonperforming loan had a balance of $585,000 and was secured by commercial real estate.
For the three and twelve months ended December 31, 2017 and September 30, 2017, interest income recognized on impaired loans, which includes nonperforming loans and accruing troubled debt restructured loans, was approximately $62,000 and $295,000, respectively. Additional gross interest income that would have been recorded had our impaired loans been current in accordance with their original terms was approximately $37,000 and $129,000, respectively, for the three and twelve months ended December 31, 2017 and September 30, 2017.

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
The Company recorded $36,000 of net recoveries and no provision for loan losses in the three months ended December 31, 2017, for a net reserve build of $36,000. The following table sets forth activity in our allowance for loan losses for the period indicated.

	Three Months Ended December 31, 2017
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$663,061	$7,820,078	$776,551	$482,665	$196,037	$1,140,030	$11,078,422
Charge-offs	(69,392)	(194,204)	—	—	(3,128)	—	(266,724)
Recoveries	61,291	92,660	143,052	—	5,244	—	302,247
Provision	22,598	44,247	(82,943)	53,441	(2,072)	(35,271)	—
Ending balance	$677,558	$7,762,781	$836,660	$536,106	$196,081	$1,104,759	$11,113,945
Amounts allocated to:
Individually evaluated for impairment	$63,283	$—	$—	$—	$22,162	$—	$85,445
Other loans not individually evaluated	614,275	7,762,781	836,660	536,106	173,919	1,104,759	11,028,500
Ending balance	$677,558	$7,762,781	$836,660	$536,106	$196,081	$1,104,759	$11,113,945
Loans:
Amounts collectively evaluated for impairment	$221,791,610	$682,419,211	$103,224,318	$94,141,706	$38,874,225		$1,140,451,070
Amounts individually evaluated for impairment	1,336,609	4,887,532	48,439	—	28,100		6,300,680
Amounts related to loans acquired with deteriorated credit quality	1,700,627	11,598,885	3,396,453	—	—		16,695,965
Ending balance	$224,828,846	$698,905,628	$106,669,210	$94,141,706	$38,902,325		$1,163,447,715
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
Potential problem loans are loans as to which management has serious doubts about the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention or substandard. Potential problem loans aggregated $40.7 million and $45.7 million at December 31, 2017 and September 30, 2017, respectively, with $11.5 million and $15.1 million classified special mention and $29.2 million and $30.7 million classified substandard at December 31, 2017 and September 30, 2017, respectively.

Our largest substandard loan relationship at December 31, 2017 had a balance of $4.9 million. As of December 31, 2017, all loans in the relationship are current and real estate taxes have been paid. The loan relationship is collateralized by income producing properties in Georgia. We believe we are adequately collateralized.
The allowance for loan losses represented 575.09% and 649.13% of nonperforming loans at December 31, 2017 and September 30, 2017, respectively. This decrease was due to a $286,000 increase in loans delinquent 90 days or more and still accruing in the three months ended December 31, 2017. The allowance for loan losses as a percentage of total loans was 0.96% at both December 31, 2017 and September 30, 2017. The allowance for loan losses as a percentage of legacy loans approximated 1.19% at December 31, 2017, compared to 1.22% at September 30, 2017. The allowance as a percent of total loans was largely unchanged due to a small amount of net recoveries combined with small loan growth in the three months ended December 31, 2017. Due to the continuing trend of net recoveries, management recorded no provision for loan losses during the current three-month period. Management retained an unallocated allowance to maintain the overall allowance at a level reflective of continued economic uncertainties.
Management reviews the adequacy of the allowance for loan losses on a continuous basis. Management considered the allowance for loan losses adequate at December 31, 2017 to absorb probable losses inherent in the loan portfolio. However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.
Liquidity Management. Liquidity is defined as the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the FHLB, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At December 31, 2017 and September 30, 2017, we had access to immediately available funds of approximately $285.9 million and $280.6 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit. Additionally, securities with lendable collateral value of $62.3 million and $86.9 million were available to be pledged at December 31, 2017 and September 30, 2017, respectively. The Company also had $6.0 million of certificates of deposits held at other financial institutions, which were inherited from the acquisition of CBS, at December 31, 2017. These certificates, of which $747,000 were maturing within the next 90 days at December 31, 2017, could be utilized over time to supplement the liquidity needs of the Company.
As part of the acquisition of CBS, we also assumed a $318,000 letter of credit from the FHLB of Atlanta. We also inherited, as part of the acquisition of Resurgens, two letters of credit totaling $2.9 million. During the three months ended December 31, 2017, the Company ended all three letter of credit arrangements and has no remaining letters of credit with the FHLB of Atlanta.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and cash equivalents totaled $163.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $180.2 million at December 31, 2017. At December 31, 2017, we had $60.0 million in advances outstanding from the FHLB. However, based on available pledged and unpledged collateral other than cash, $111.5 million in additional advances were available as of December 31, 2017.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
At December 31, 2017, we had $63.3 million of new loan commitments outstanding, and $92.0 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $84.9 million of unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2017 totaled $218.9 million, or 16.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2018. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended December 31, 2017, we originated $110.9 million of loans and purchased $14.9 million in securities.
Financing activities consist primarily of additions to deposit accounts and FHLB advances. We experienced an increase in total deposits of $4.9 million for the three months ended December 31, 2017, primarily due to an increase in money market deposit accounts of $13.1 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds. FHLB advances have been used primarily to fund loan demand and to purchase securities.
Capital Management and Resources. The Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Our regulatory capital ratios currently reflect the incorporation of Basel III and these changes had a minor impact on our capital ratios. The net result of the acquisition of Resurgens was an upstream of $2.7 million from the Bank to the holding company during the fourth quarter of fiscal 2017, which is reflected in these ratios at December 31, 2017 and September 30, 2017, respectively. At December 31, 2017, the Bank and the Company exceeded all regulatory capital requirements. The Bank and the Company are considered “well capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2017
Total risk-based capital (to risk-weighted assets):
Charter Financial Corporation	$195,655	15.90%	$98,472	8.00%	$123,089	10.00%
CharterBank	179,714	14.61	98,399	8.00	122,999	10.00
Tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	184,541	14.99	73,854	6.00	98,472	8.00
CharterBank	168,600	13.71	73,800	6.00	98,399	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	177,782	14.44	55,390	4.50	80,008	6.50
CharterBank	168,600	13.71	55,350	4.50	79,949	6.50
Tier 1 leverage (to average assets):
Charter Financial Corporation	184,541	11.55	63,911	4.00	79,888	5.00
CharterBank	168,600	10.57	63,786	4.00	79,733	5.00
September 30, 2017
Total risk-based capital (to risk-weighted assets):
Charter Financial Corporation	$190,900	15.79%	$96,711	8.00%	$120,889	10.00%
CharterBank	174,269	14.45	96,484	8.00	120,605	10.00
Tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	179,822	14.87	72,534	6.00	96,711	8.00
CharterBank	163,191	13.53	72,363	6.00	96,484	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	173,097	14.32	54,400	4.50	78,578	6.50
CharterBank	163,191	13.53	54,272	4.50	78,393	6.50
Tier 1 leverage (to average assets):
Charter Financial Corporation	179,822	12.05	59,709	4.00	74,636	5.00
CharterBank	163,191	10.96	59,575	4.00	74,469	5.00

Effective as of January 1, 2016, the Company and its subsidiary bank must maintain a capital conservation buffer to avoid restrictions on capital distributions or discretionary bonus payments. This buffer must consist solely of Common Equity Tier 1 Capital, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital) in addition to the minimum risk-based capital requirements. The capital conservation buffer required for 2018 is common equity equal to 1.875% of risk-weighted assets and will increase by .625% per year until reaching 2.5% beginning January 1, 2019.
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
For the three months ended December 31, 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Non-GAAP Financial Measures
The measures entitled total core deposits, tangible book value per share, tangible common equity ratio and return on average tangible equity are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total deposits, book value per share, total equity to total assets and return on average equity, respectively.
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

	For the Quarters Ended
	12/31/2017	9/30/2017	6/30/2017	3/31/2017	12/31/2016
Total Core Deposits
Total deposits	$1,343,997,345	$1,339,143,287	$1,194,253,739	$1,201,731,475	$1,186,346,952
Retail certificates of deposit $250,000 and over	52,196,679	54,479,571	41,267,481	39,602,132	36,743,595
Wholesale certificates of deposit	36,827,040	39,201,460	36,804,579	36,793,666	36,782,524
Total core deposits (Non-GAAP)	$1,254,973,626	$1,245,462,256	$1,116,181,679	$1,125,335,677	$1,112,820,833

Tangible Book Value Per Share
Book value per share	$14.42	$14.17	$14.03	$13.84	$13.67
Effect to adjust for goodwill and other intangible assets	(2.83)	(2.84)	(2.11)	(2.14)	(2.15)
Tangible book value per share (Non-GAAP)	$11.59	$11.33	$11.92	$11.70	$11.52

Tangible Common Equity Ratio
Total equity to total assets	13.27%	13.06%	14.33%	14.04%	14.06%
Effect to adjust for goodwill and other intangible assets	(2.31)	(2.34)	(1.90)	(1.90)	(1.94)
Tangible common equity ratio (Non-GAAP)	10.96%	10.72%	12.43%	12.14%	12.12%

Return On Average Tangible Equity

Return on average equity	8.10%	4.77%	6.65%	6.40%	9.84%
Effect to adjust for goodwill and other intangible assets	2.00	0.95	1.19	1.18	1.85
Return on average tangible equity (Non-GAAP)	10.10%	5.72%	7.84%	7.58%	11.69%

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
The table below sets forth, as of December 31, 2017, our calculation of the estimated changes in the Bank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present Value of Assets (3)(4)
(dollars in thousands)
300	$299,295	$21,298	7.7%	18.3%	1.3%
200	$293,106	$15,109	5.4%	18.0%	1.0%
100	$286,084	$8,087	2.9%	17.5%	0.5%
—	$277,997	$—	—%	17.0%	—%
(100)	$259,452	$(18,545)	(6.7)%	15.9%	(1.1)%
__________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the difference between the present value of an institution’s assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2017, in the event of a 200 basis point increase in interest rates, we would experience a 5.4% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 6.7% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of December 31, 2017, we were in compliance with our Board approved policy limits with an 18.3% NPV in the event of an increase of 300 basis points and 17.0% at current rates.
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

Item 4. Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be party to various legal proceedings incident to our business. At December 31, 2017, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors
Risk factors that may affect future results were discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and in Charter Financial’s other filings with the Securities and Exchange Commission. The risks described in our Annual Report on Form 10-K and other filings are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The risk factor in our 2017 Form 10-K entitled "A reduction in future corporate tax rates could have a material impact on the value of our deferred tax assets." is no longer applicable, as the Tax Cuts and Jobs Act was passed by both houses of Congress on December 20, 2017, and signed into law by the President on December 22, 2017. As a result, the Company reduced the value of its net Deferred Tax Asset by $1.4 million, with the revaluation charge taken as an increase to income tax expense for the three months ended December 31, 2017. See Note 11: Income Taxes and Management's Discussion and Analysis of Financial Condition and Results of Operations for further information. Except for the changes described in this Item 1A, we do not believe that there have been any material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended September 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table presents a summary of the Company's share repurchases during the quarter ended December 31, 2017:

Shares repurchased during the period:	Total number of share repurchases (2)	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)

October 1-October 31, 2017	—	$—	8,104,150	192,427
November 1-November 31, 2017	—	$—	8,104,150	192,427
December 1-December 31, 2017	14,364	$18.31	8,104,150	192,427
Total	14,364	$18.31	8,104,150	192,427
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

(2)
This column reflects the following transaction during the first fiscal quarter of 2018: the surrender to the Company of 14,364 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to officers of the Company.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of December 31, 2017 and September 30, 2017, (ii) the Unaudited Condensed Consolidated Statements of Income for the three months ended December 31, 2017 and 2016, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended December 31, 2017 (iv) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2017 and 2016, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and 2016, and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

CHARTER FINANCIAL CORPORATION

Date:	February 8, 2018	By:	/s/ Robert L. Johnson
Robert L. Johnson
Chairman and Chief Executive Officer

Date:	February 8, 2018	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer