Form 10-Q
period 2018-06-30
CHARTER FINANCIAL CORP
filed 2018-08-08
CIK 1478726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The number of shares of the registrant’s common stock outstanding as of August 2, 2018 was 15,262,472.

CHARTER FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	June 30, 2018	September 30, 2017 (1)
Assets
Cash and amounts due from depository institutions	$20,328,705	$25,455,465
Interest-earning deposits in other financial institutions	150,570,173	126,882,924
Cash and cash equivalents	170,898,878	152,338,389
Loans held for sale, fair value of $1,998,594 and $1,998,988	1,965,657	1,961,185
Certificates of deposit held at other financial institutions	4,027,270	7,514,630
Investment securities available for sale	157,232,405	183,789,821
Federal Home Loan Bank stock	4,075,200	4,054,400
Restricted securities, at cost	279,000	279,000
Loans receivable	1,164,306,803	1,161,519,752
Unamortized loan origination fees, net	(1,284,342)	(1,165,148)
Allowance for loan losses	(11,496,661)	(11,078,422)
Loans receivable, net	1,151,525,800	1,149,276,182
Other real estate owned	227,531	1,437,345
Accrued interest and dividends receivable	4,354,702	4,197,708
Premises and equipment, net	28,857,528	29,578,513
Goodwill	39,347,378	39,347,378
Other intangible assets, net of amortization	3,064,830	3,614,833
Cash surrender value of life insurance	54,546,197	53,516,317
Deferred income taxes	3,876,928	5,970,282
Other assets	1,555,998	3,282,577
Total assets	$1,625,835,302	$1,640,158,560
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,317,738,045	$1,339,143,287
Short-term borrowings	5,010,175	—
Long-term borrowings	55,000,925	60,023,100
Floating rate junior subordinated debt	6,827,470	6,724,646
Advance payments by borrowers for taxes and insurance	2,366,262	2,956,441
Other liabilities	14,485,773	17,112,581
Total liabilities	1,401,428,650	1,425,960,055
Stockholders’ equity:
Common stock, $0.01 par value; 15,262,472 shares issued and outstanding at June 30, 2018 and 15,115,883 shares issued and outstanding at September 30, 2017	152,625	151,159
Preferred stock, $0.01 par value; 50,000,000 shares authorized at June 30, 2018 and September 30, 2017	—	—
Additional paid-in capital	86,569,306	85,651,391
Unearned compensation – ESOP	(4,192,308)	(4,673,761)
Retained earnings	145,268,886	134,207,368
Accumulated other comprehensive loss	(3,391,857)	(1,137,652)
Total stockholders’ equity	224,406,652	214,198,505
Total liabilities and stockholders’ equity	$1,625,835,302	$1,640,158,560
__________________________________

(1)	Financial information at September 30, 2017 has been derived from audited financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Loans receivable	$15,168,739	$12,276,095	$45,043,315	$36,749,414
Taxable investment securities	1,021,648	1,036,572	3,081,621	3,236,212
Nontaxable investment securities	3,274	4,571	9,822	13,714
Federal Home Loan Bank stock	57,813	39,913	161,744	119,432
Interest-earning deposits in other financial institutions	612,023	235,928	1,459,216	560,055
Certificates of deposit held at other financial institutions	17,079	30,953	62,714	112,357
Restricted securities	3,481	2,855	9,779	8,107
Total interest income	16,884,057	13,626,887	49,828,211	40,799,291
Interest expense:
Deposits	1,596,469	1,182,649	4,534,057	3,506,425
Borrowings	367,493	327,790	1,102,532	1,077,644
Floating rate junior subordinated debt	149,807	129,051	427,674	373,473
Total interest expense	2,113,769	1,639,490	6,064,263	4,957,542
Net interest income	14,770,288	11,987,397	43,763,948	35,841,749
Provision for loan losses	—	—	(350,000)	(900,000)
Net interest income after provision for loan losses	14,770,288	11,987,397	44,113,948	36,741,749
Noninterest income:
Service charges on deposit accounts	2,097,870	1,972,205	6,194,239	5,560,729
Bankcard fees	1,690,450	1,443,151	4,692,182	4,092,195
Gain on investment securities available for sale	—	—	1,074	247,780
Gain (loss) on sale of other assets held for sale	—	—	265,806	(38,528)
Bank owned life insurance	338,992	305,709	1,029,880	884,976
Gain on sale of loans	563,567	542,762	1,640,090	1,816,848
Brokerage commissions	216,770	185,674	552,308	576,237
Recoveries on acquired loans previously covered under FDIC-assisted acquisitions	—	—	—	250,000
Other	316,557	189,996	1,203,168	778,261
Total noninterest income	5,224,206	4,639,497	15,578,747	14,168,498
Noninterest expenses:
Salaries and employee benefits	7,049,321	6,530,408	20,429,841	18,742,656
Occupancy	1,549,444	1,156,618	4,580,138	3,699,807
Data processing	1,279,244	1,091,208	3,681,398	3,004,137
Legal and professional	293,820	384,240	834,637	1,055,985
Marketing	437,717	383,890	1,245,999	1,152,357
Federal insurance premiums and other regulatory fees	203,648	198,350	699,604	561,106
Net cost (benefit) of operations of real estate owned	8,307	18,079	(40,667)	(327,365)
Furniture and equipment	242,536	202,259	787,919	604,696
Postage, office supplies and printing	201,526	224,073	646,850	717,775
Core deposit intangible amortization expense	168,501	117,806	550,003	420,902
Merger-related expenses	843,887	131	1,770,517	131
Other	989,002	790,073	2,687,898	2,504,167
Total noninterest expenses	13,266,953	11,097,135	37,874,137	32,136,354
Income before income taxes	6,727,541	5,529,759	21,818,558	18,773,893
Income tax expense	2,081,428	2,015,909	7,525,933	6,897,581
Net income	$4,646,113	$3,513,850	$14,292,625	$11,876,312
Basic net income per share	$0.32	$0.24	$0.99	$0.83
Diluted net income per share	$0.30	$0.23	$0.94	$0.78
Weighted average number of common shares outstanding	14,544,417	14,353,082	14,490,993	14,293,859
Weighted average number of common and potential common shares outstanding	15,413,155	15,256,623	15,263,528	15,197,400

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Net income	$4,646,113	$3,513,850	$14,292,625	$11,876,312
Reclassification adjustment for net gains realized in net income, net of taxes of $0, $0, $312 and $95,643, respectively	—	—	(762)	(152,137)
Net unrealized holding (losses) gains on investment and mortgage securities available for sale arising during the period, net of taxes of $(155,602), $223,156, $(921,762) and $(1,472,726), respectively	(380,402)	354,968	(2,253,442)	(2,342,626)
Comprehensive income	$4,265,711	$3,868,818	$12,038,421	$9,381,549

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common stock		Additional paid-in capital	Unearned compensation ESOP	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
	Number of shares	Amount

Balance at September 30, 2017 (1)	15,115,883	$151,159	$85,651,391	$(4,673,761)	$134,207,368	$(1,137,652)	$214,198,505
Net income	—	—	—	—	14,292,625	—	14,292,625
Dividends paid, $0.24 per share	—	—	—	—	(3,475,648)	—	(3,475,648)
Change in other comprehensive loss	—	—	—	—	—	(2,009,664)	(2,009,664)
Reclassification of tax effects in AOCI resulting from the new federal corporate income tax rate	—	—	—	—	244,541	(244,541)	—
Allocation of ESOP common stock	—	—	540,210	481,453	—	—	1,021,663
Effect of restricted stock awards	—	—	621,149	—	—	—	621,149
Stock option expense	—	—	240,655	—	—	—	240,655
Issuance of common stock, stock option exercises	258,840	2,589	505,964	—	—	—	508,553
Issuance of common stock, restricted stock	22,500	225	(225)	—	—	—	—
Cancellation of restricted stock	(15,000)	(150)	150	—	—	—	—
Shares of common stock withheld in net settlement upon exercise of stock options	(105,387)	(1,054)	(727,127)	—	—	—	(728,181)
Repurchase of shares	(14,364)	(144)	(262,861)	—	—	—	(263,005)
Balance at June 30, 2018	15,262,472	$152,625	$86,569,306	$(4,192,308)	$145,268,886	$(3,391,857)	$224,406,652
__________________________________

(1)	Financial information at September 30, 2017 has been derived from audited financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$14,292,625	$11,876,312
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(350,000)	(900,000)
Depreciation and amortization	1,594,476	1,305,818
Deferred income tax expense	2,915,402	—
Accretion and amortization of premiums and discounts, net	625,330	767,008
Accretion of fair value discounts related to acquired loans	(1,710,274)	(1,255,154)
Gain on sale of loans	(1,640,090)	(1,816,848)
Proceeds from sale of loans	58,927,681	73,225,998
Originations and purchases of loans held for sale	(57,519,717)	(70,907,065)
Gain on sale of mortgage-backed securities, collateralized mortgage obligations and other investments	(1,074)	(247,780)
Write down of real estate owned	88,674	19,784
Gain on sale of real estate owned	(191,202)	(509,129)
(Gain) loss on sale of fixed assets	(265,806)	46,556
Restricted stock award expense	621,149	596,036
Stock option expense	240,655	248,337
Increase in cash surrender value of bank owned life insurance	(1,029,880)	(884,976)
Changes in assets and liabilities:
Increase in accrued interest and dividends receivable	(156,994)	(132,394)
Decrease (increase) in other assets	1,314,233	(24,152)
(Decrease) increase in other liabilities	(1,605,145)	878,811
Net cash provided by operating activities	16,150,043	12,287,162
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	13,336	2,078,436
Principal collections on investment securities available for sale	25,570,967	13,525,105
Purchase of investment securities available for sale	(14,874,249)	(20,335,542)
Proceeds from maturities or calls of investment securities available for sale	12,290,000	19,157,491
Purchase of Federal Home Loan Bank stock	(20,800)	(122,800)
Net decrease in certificates of deposit held at other financial institutions	3,473,000	6,718,000
Net increase in loans receivable	(467,634)	(37,318,650)
Proceeds from sale of real estate owned	1,545,302	2,485,558
Proceeds from sale of premises and equipment	905,806	221,483
Purchases of premises and equipment, net of dispositions	(323,488)	(1,188,434)
Net cash provided by (used in) investing activities	28,112,240	(14,779,353)
Cash flows from financing activities:
Repurchase of shares	(263,005)	(1,881)
Issuance of common stock	508,553	594,494
Dividends paid	(3,475,648)	(2,571,839)
Taxes paid in net settlement of tax obligation upon exercise of stock options	(728,181)	—
Net (decrease) increase in deposits	(21,153,334)	32,671,884
Proceeds from Federal Home Loan Bank advances	1,000,000	26,000,000
Principal payments on Federal Home Loan Bank advances	(1,000,000)	(26,000,000)

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) continued

	Nine Months Ended June 30,
	2018	2017
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(590,179)	94,048
Net cash (used in) provided by financing activities	(25,701,794)	30,786,706
Net increase in cash and cash equivalents	18,560,489	28,294,515
Cash and cash equivalents at beginning of period	152,338,389	91,849,499
Cash and cash equivalents at end of period	$170,898,878	$120,144,014
Supplemental disclosures of cash flow information:
Interest paid	$6,196,430	$5,158,767
Income taxes paid	3,463,059	5,483,170
Supplemental disclosure of noncash activities:
Real estate acquired through foreclosure of collateral on loans receivable	$232,960	$1,227,365
Issuance of common stock under stock benefit plan	1,021,663	684,018
Unrealized loss on investment securities available for sale, net	(2,009,664)	(2,494,764)

See accompanying notes to unaudited condensed consolidated financial statements.

CHARTER FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Nature of Operations
Charter Financial Corporation (“Charter Financial” or the “Company”) is a savings and loan holding company that was incorporated under the laws of the State of Maryland in April 2013 to serve as the holding company for CharterBank (“CharterBank” or “the Bank”). The Bank is a federally-chartered savings bank that was originally founded in 1954 as a federally-chartered mutual savings and loan association.
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
As of June 30, 2018, the Company operated 22 branch offices in the metropolitan Atlanta area (“Metro Atlanta” or the “MSA”), including one cashless branch office in Norcross, Georgia, the I-85 corridor south to Auburn, Alabama, and the Florida Gulf Coast.
On April 24, 2018, the Company and CenterState Bank Corporation, a Florida corporation (“CenterState”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby the Company will be merged with and into CenterState (the “Merger”). Pursuant to and simultaneously with entering into the Merger Agreement, CharterBank and CenterState's wholly owned subsidiary bank, CenterState Bank, N.A. (“CenterState Bank”), entered into a Plan of Merger and Merger Agreement whereby CharterBank will be merged with and into CenterState Bank immediately following the Merger (the “Bank Merger”). See Note 4: Business Combinations for further information on the proposed Merger.

Note 2: Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Charter Financial and the Bank include the accounts of the Company and the Bank as of June 30, 2018 and September 30, 2017 (derived from audited financial statements), and for the three and nine-month periods ended June 30, 2018 and 2017. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results of operations for the three and nine-month period ended June 30, 2018, are not necessarily indicative of the results that may be expected for the entire year or any other interim period.
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

Note 3: Recent Accounting Pronouncements
In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in this update are part of the FASB's Simplification Initiative, and expand the scope of Topic 718, Compensation - Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. As a result, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards except when they are used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments change numerous current GAAP practices for share-based payments to nonemployees, including the overall measurement objective, measurement date, awards with performance conditions, and classification reassessment of certain equity-classified awards. The amendments in this ASU affect all companies that enter into share-based payment transactions for acquiring goods or services from nonemployees, and are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company's adoption date of Topic 606. The Company does not anticipate a material effect from adoption of this standard on its consolidated financial statements.
In May 2018, the FASB issued ASU 2018-06, Codification Improvements to Topic 942, Financial Services - Depository and Lending. The amendments in this update are intended to supersede outdated guidance related to the Office of the Comptroller of the Currency's (“OCC”) Banking Circular 202, Accounting for Net Deferred Tax Charges (Circular 202). The guidance has been rescinded by the OCC and is no longer relevant. Prior guidance from the OCC limited the net deferred tax debits that can be carried on a bank's statement of condition for regulatory purposes to the amount that would be recoverable by carryback of net operating losses. With the guidance now rescinded, that limitation for regulatory purposes is no longer applicable. The amendment is effective upon issuance. The guidance does not impact the Company's consolidated statements of financial condition.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update address certain accounting items for current and deferred income taxes related to the Tax Cuts and Jobs Act (“the Tax Act”). Under these amendments, a Company is expected to record any income tax effects that can be reasonably estimated from the Tax Act in its financial statements, while allowing for those items which cannot be reasonably estimated to remain unrecorded. The amendments are effective immediately. The Company recorded additions to income tax expense in its consolidated statements of income that could reasonably be estimated in the amount of $40,000 and $1.5 million during the three and nine months ended June 30, 2018, respectively.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow for a reclassification of stranded tax effects resulting from the Tax Act from accumulated other comprehensive income to retained earnings. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and the Company elected to early adopt this guidance effective March 31, 2018. The adoption resulted in a reclassification of stranded tax effects of $245,000 from accumulated other comprehensive loss to retained earnings in the Company's consolidated statements of financial condition and stockholders' equity at June 30, 2018.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which is intended to better align hedge accounting with an organization's risk management activities in the financial statements. The ASU also simplifies the application of hedge accounting guidance in areas where practice issues exist. The amendments in this ASU are intended to address financial statement user concerns over hedge accounting through changes to the guidance that will accomplish the following: (1) expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with a company's risk management activities; (2) decrease the complexity of preparing and understanding hedge results through eliminating the separate measurement and reporting of hedge ineffectiveness; (3) enhance transparency, comparability, and understandability of hedge results through enhanced disclosures and changing the presentation of hedge results to align the effects of the hedging instrument and the hedged item; and (4) reduce the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. The standard applies broadly to any company that elects to apply hedge accounting in accordance with current accounting principles generally accepted in the United States of America (“GAAP”), and will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not currently apply hedge accounting but may do so in the future, and is in the process of determining the impact this standard would have on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a "current expected credit loss" (“CECL”) model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has assembled a transition team to assess the adoption of this ASU, which is in the process of developing a project plan regarding implementation and has contracted with a third-party provider to implement enhanced modeling techniques and a more automated database solution. The team is currently evaluating data and software requirements for implementation, and plans to run parallel models for a year prior to implementation. The Company is currently in the process of determining the impact of adopting this standard.

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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Recognition and Measurement of Financial Assets and Liabilities, which is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU permits early adoption of the instrument-specific credit risk provision. The adoption of ASU 2016-01 on October 1, 2018, is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
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

Note 4: Business Combinations
Pending acquisition by CenterState Bank Corporation
On April 24, 2018, the Company and CenterState entered into the Merger Agreement whereby the Company will be merged with and into CenterState. Pursuant to and simultaneously with entering into the Merger Agreement, CharterBank and CenterState Bank entered into a Plan of Merger and Merger Agreement whereby CharterBank will be merged with and into CenterState Bank immediately following the Merger.
Pursuant to the Merger Agreement, each outstanding share of Charter common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 0.738 shares of CenterState common stock and a cash amount equal to $2.30, provided that cash in lieu of any fractional shares of CenterState common stock will be paid. Each outstanding share of CenterState stock shall remain outstanding and unaffected by the Merger. Each option to purchase shares of Charter common stock will be converted into the right to receive a cash payment equal to the product (i) of the number of shares of Charter common stock underlying such option and (ii) $23.00 minus the exercise price per share under such option. Immediately prior to the effective time of the Merger, all shares of Charter restricted stock shall vest in full and shall be treated like all other issued and outstanding shares of Charter common stock. As of the announcement date on April 24, 2018, based on CenterState's closing stock price of $27.72, the total merger consideration amounted to $360.1 million, or approximately $22.76 per share.

The Merger Agreement has been unanimously approved by the boards of directors of the Company and CenterState, and is expected to close in the third or fourth quarter of calendar 2018 subject to customary conditions, including receipt of all applicable regulatory approvals and the approval of the stockholders of the Company.
During the three and nine months ended June 30, 2018, the Company recorded $844,000 of merger related costs from the proposed CenterState acquisition.
Acquisition of Resurgens Bancorp
On September 1, 2017, the Company completed its acquisition of Resurgens Bancorp (“Resurgens”) and its wholly-owned subsidiary, Resurgens Bank, for cash consideration of $25.8 million. Upon completion of the acquisition, Resurgens merged into Charter Financial, and Resurgens Bank merged into CharterBank. The acquisition expanded the bank's presence in the Atlanta market with two branches in DeKalb County.
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
The Company recorded no merger expenses related to the Resurgens acquisition during the three months ended June 30, 2018, and $927,000 of such expenses during the nine months ended June 30, 2018, and $131 for the three and nine months ended June 30, 2017. The Company recorded a total of $1.9 million of such expenses during the year ended September 30, 2017. Full conversion of the acquisition was completed in mid-February of 2018, and no further costs related to the Resurgens acquisition are expected. The Company also assumed a $3.3 million borrowing that was paid off immediately following closing of the acquisition.

Acquisition of CBS Financial Corporation
On April 15, 2016, the Company completed its acquisition of CBS Financial Corporation (“CBS”) and its wholly-owned subsidiary, Community Bank of the South, for cash consideration of $55.9 million. In addition to the cash paid by Charter Financial, CBS paid approximately $2.9 million in Stock Appreciation Rights and Stock Options payouts to its holders for a total transaction value of $58.8 million. Upon completion of the acquisition, CBS merged into Charter Financial, and Community Bank of the South merged into CharterBank. The acquisition expanded the bank's presence in the Atlanta market with four branches in Cobb County.
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

Note 5: Investment Securities
Investment securities available for sale are summarized as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$1,569,292	$—	$(12,479)	$1,556,813
Collateralized loan obligations	43,803,295	41,725	(120,258)	43,724,762
Mortgage-backed securities:
FHLMC certificates	18,171,186	—	(442,800)	17,728,386
FNMA certificates	94,749,446	25,971	(3,926,177)	90,849,240
GNMA certificates	1,026,048	—	(37,304)	988,744
Private-label mortgage securities: (1)
Investment grade	371,308	1,016	—	372,324
Split rating (2)	1,559,834	—	(73,150)	1,486,684
Non-investment grade	537,422	—	(11,970)	525,452
Total	$161,787,831	$68,712	$(4,624,138)	$157,232,405
________________________________

(1)	Credit ratings are current as of June 30, 2018.

(2)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$2,238,758	$13,177	$(120)	$2,251,815
Collateralized loan obligations	40,629,368	92,000	(43,692)	40,677,676
Mortgage-backed securities:
FHLMC certificates	21,657,987	220,228	(123,093)	21,755,122
FNMA certificates	114,740,214	177,495	(1,926,890)	112,990,819
GNMA certificates	2,504,334	2,645	(916)	2,506,063
Private-label mortgage securities:
Investment grade	614,679	—	(23,236)	591,443
Split rating (1)	2,337,239	—	(87,569)	2,249,670
Non-investment grade	790,956	—	(23,743)	767,213
Total	$185,513,535	$505,545	$(2,229,259)	$183,789,821
______________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due within one year	$500,751	$500,595
Due from one year to five years	1,068,541	1,056,218
Due after five years	43,803,295	43,724,762
Mortgage-backed securities	116,415,244	111,950,830
Total	$161,787,831	$157,232,405
During the nine months ended June 30, 2018 and 2017, $12.3 million and $19.2 million in investment securities available for sale were called or matured, respectively. Proceeds from sales of investment securities available for sale were $13,336 and $2.1 million during the nine months ended June 30, 2018 and 2017. Gross realized gains on the sale of these securities were $1,074 for the nine months ended June 30, 2018, and $247,780 for the same period in 2017. No gross realized losses were recognized for the nine months ended June 30, 2018 or 2017.
Investment securities available for sale with an aggregate carrying value of $37.7 million and $89.6 million at June 30, 2018 and September 30, 2017, respectively, were available to be pledged to secure Federal Home Loan Bank (“FHLB”) advances. However, no securities were pledged at either period end to secure FHLB advances.
Investment securities available for sale that had been in a continuous unrealized loss position for less than 12 months at June 30, 2018 and September 30, 2017 are as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$1,569,292	$(12,479)	$1,556,813
Collateralized loan obligations	27,994,494	(120,259)	27,874,235
Mortgage-backed securities:
FHLMC certificates	9,123,630	(65,326)	9,058,304
FNMA certificates	19,911,981	(701,169)	19,210,812
GNMA certificates	1,026,049	(37,304)	988,745
Total	$59,625,446	$(936,537)	$58,688,909

	September 30, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Other investment securities:
State and municipal securities	$556,675	$(120)	$556,555
Collateralized loan obligations	9,173,224	(43,692)	9,129,532
Mortgage-backed securities:
FHLMC certificates	10,721,484	(123,093)	10,598,391
FNMA certificates	46,902,868	(270,060)	46,632,808
GNMA certificates	1,042,769	(916)	1,041,853
Private-label mortgage securities	107,879	(211)	107,668
Total	$68,504,899	$(438,092)	$68,066,807

Investment securities available for sale that had been in a continuous unrealized loss position for greater than 12 months at June 30, 2018 and September 30, 2017 are as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FHLMC certificates	$9,047,555	$(377,474)	$8,670,081
FNMA certificates	70,810,929	(3,225,008)	67,585,921
Private-label mortgage securities	2,097,256	(85,120)	2,012,136
Total	$81,955,740	$(3,687,602)	$78,268,138

	September 30, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FNMA certificates	$59,666,482	$(1,656,829)	$58,009,653
Private-label mortgage securities	3,634,997	(134,338)	3,500,659
Total	$63,301,479	$(1,791,167)	$61,510,312
At June 30, 2018 the Company had approximately $85,000 of gross unrealized losses on private-label mortgage securities with aggregate amortized cost of approximately $2.1 million. As of June 30, 2018, the Company has no other-than-temporary impairment losses in its portfolio of investment securities available for sale.
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

Note 6: Loans Receivable
Loans outstanding, by portfolio segment, are summarized in the following table:

	June 30, 2018	September 30, 2017

1-4 family residential real estate	$246,591,057	$232,040,341
Commercial real estate	676,399,345	697,070,779
Commercial	102,936,278	103,673,447
Real estate construction	101,570,279	88,791,799
Consumer and other	36,809,844	39,943,386
Total loans, net of acquisition fair value adjustments	1,164,306,803	1,161,519,752
Unamortized loan origination fees, net	(1,284,342)	(1,165,148)
Allowance for loan losses	(11,496,661)	(11,078,422)
Total loans, net	$1,151,525,800	$1,149,276,182
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
Commercial real estate loans are generally made by the Company to entities in Georgia, Alabama, Florida and adjoining states and are secured by properties in these states. Commercial real estate lending involves different risks compared to one- to four-family residential lending. Repayment of commercial real estate loans often depends on the successful operations and income stream of the borrowers, and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. The Company’s underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayment, guarantor requirements, net worth requirements and quality of cash flow. As part of the loan approval and underwriting of commercial real estate loans, management undertakes a cash flow analysis, and generally requires a debt-service coverage ratio of at least 1.15 times. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2018, approximately 32.1% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.
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
The Company also originates first and second mortgage loans and home equity lines of credit secured by one- to four-family residential properties within Georgia, Alabama and the Florida panhandle. Management currently originates mortgages at all branch locations, but utilizes a centralized underwriting location to reduce risk. The Company originates both fixed rate and adjustable rate one- to four-family residential mortgage loans. Fixed rate 30-year conforming loans are generally originated for sale into the primary or secondary markets and loans that are non-conforming due to property exceptions and that have adjustable rates are generally retained in the Company’s portfolio. The non-conforming loans originated are not considered to be subprime loans and the amount of subprime and low documentation loans held by the Company is not material. The Company also offers home equity lines of credit as a complement to one- to four-family residential mortgage lending. The underwriting standards applicable to home equity credit lines are similar to those for one- to four-family residential mortgage loans, except for slightly more stringent credit-to-income and credit score requirements. Home equity loans are generally limited to 90% of the value of the underlying property unless the loan is covered by private mortgage insurance. At June 30, 2018, the Company had $44.8 million of home equity lines of credit and second mortgage loans.
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
The Company also has a portfolio of Small Business Administration (“SBA”) loans, which are generally related to commercial lending. Each loan has either a portion guaranteed by the SBA or other credit enhancements provided by the government.
The Company maintains an internal loan review function that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.
Nonaccrual and Past Due Loans. An aging analysis of past due loans, segregated by portfolio segment, at June 30, 2018 and September 30, 2017 was as follows:

	June 30, 2018	September 30, 2017

Current	$1,157,740,999	$1,155,094,965
Accruing past due loans:
30-89 days past due
1-4 family residential real estate	2,476,122	1,567,688
Commercial real estate	1,265,449	1,490,424
Commercial	113,257	1,000,840
Real estate construction	324,924	—
Consumer and other	777,656	659,174
Total 30-89 days past due	4,957,408	4,718,126
90 days or greater past due (1)
1-4 family residential real estate	154,659	46,223
Commercial real estate	—	—
Commercial	—	—
Real estate construction	—	—
Consumer and other	86,983	—
Total 90 days or greater past due	241,642	46,223
Total accruing past due loans	5,199,050	4,764,349
Nonaccruing loans: (2)
1-4 family residential real estate	348,150	293,224
Commercial real estate	771,901	1,327,037
Commercial	224,157	40,177
Real estate construction	—	—
Consumer and other	22,546	—
Nonaccruing loans	1,366,754	1,660,438
Total loans	$1,164,306,803	$1,161,519,752
________________________________

(1)
No acquired loans are regarded as accruing loans and included in this section at June 30, 2018 or September 30, 2017. These loans which are accounted for under ASC 310-30 are reported as accruing loans because of the ongoing recognition of accretion income established at the time of acquisition.

(2)
Acquired loans in the amount of $0 and $888,000 at June 30, 2018 and September 30, 2017, respectively, are regarded as accruing loans and excluded from the nonaccrual section due to the ongoing recognition of accretion income established at the time of acquisition.

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
Impaired loans for the periods ended June 30, 2018 and September 30, 2017, segregated by portfolio segment, are presented below. There were $1,251,449 and $48,733 of recorded allowances for loan losses on impaired loans at June 30, 2018 and September 30, 2017, respectively.

				Three Months Ended June 30, 2018		Nine Months Ended June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized

1-4 family residential real estate (1)	$1,051,428	$1,208,242	$8,020	$1,056,993	$8,254	$1,114,914	$42,079
Commercial real estate (2)	8,558,786	9,774,957	1,199,353	8,614,619	97,047	8,878,239	299,275
Commercial	224,157	48,343	—	228,730	—	226,492	2,386
Real estate construction	—	—	—	—	—	—	—
Consumer and other (3)	135,920	138,799	44,076	137,053	2,407	138,976	7,297
Total impaired loans	$9,970,291	$11,170,341	$1,251,449	$10,037,395	$107,708	$10,358,621	$351,037
________________________________

(1)
1-4 family residential real estate loans with related allowances totaling $8,020 had a recorded investment of $29,999 and unpaid principal balance of $33,905 at June 30, 2018. During the three and nine months ended June 30, 2018, the Company had an average investment in such loans of $30,360 and $31,050, respectively, and recorded no interest income on the loans.

(2)
Commercial real estate loans with related allowances totaling $1,199,353 had a recorded investment of $4,487,205 and unpaid principal balance of $4,807,777 at June 30, 2018. During the three and nine months ended June 30, 2018, the Company had an average investment in such loans of $4,508,128 and $4,710,529, respectively, and recorded $50,716 and $158,980 of interest income, respectively, on the loans.

(3)
Consumer and other loans with related allowances totaling $44,076 had a recorded investment of $48,937 and unpaid principal balance of $51,817 at June 30, 2018. During the three and nine months ended June 30, 2018, the Company had an average investment in such loans of $49,969 and $51,360, respectively, and recorded $437 and $1,349 of interest income, respectively, on the loans.

The recorded investment in accruing troubled debt restructured loans (“TDRs”) at June 30, 2018 totaled $3.9 million and is included in the impaired loan table above.

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
For the nine month periods ended June 30, 2018 and 2017, the following table presents a breakdown of the types of concessions determined to be TDRs during the period by loan class.

	Accruing Loans			Nonaccrual Loans
	Nine Months Ended June 30, 2018			Nine Months Ended June 30, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
1-4 family residential real estate	4	$195,854	$195,854	—	$—	$—
Commercial real estate	1	94,337	94,337	2	186,813	186,813
Commercial	—	—	—	2	199,467	199,467
Total	5	$290,191	$290,191	4	$386,280	$386,280

	Accruing Loans			Nonaccrual Loans
	Nine Months Ended June 30, 2017			Nine Months Ended June 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Payment structure modification:
1-4 family residential real estate	7	$441,756	$441,756	—	$—	$—
Commercial real estate	2	515,639	515,639	—	—	—
Consumer and other	—	—	—	1	32,138	32,138
Total	9	$957,395	$957,395	1	$32,138	$32,138
At June 30, 2018, restructured loans with a modified balance of $3.9 million were accruing and $373,576 were nonaccruing, while restructured loans with a modified balance of $5.0 million were accruing and $106,739 were nonaccruing at June 30, 2017. There were no loans that were restructured within the past twelve months and subsequently defaulted at June 30, 2018 or June 30, 2017.

Acquired Impaired Loans. The following table documents changes in the accretable discount on acquired credit impaired loans during the nine months ended June 30, 2018 and 2017:

	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017

Balance, beginning of period	$—	$462,071
Loan accretion	—	(397,685)
Balance, end of period	$—	$64,386
The following table presents the outstanding balances and related carrying amounts for all purchase credit impaired loans at the periods ended June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017

Unpaid principal balance	$16,911,270	$18,327,905
Carrying amount	15,819,914	16,974,607
Acquired Performing Loans. Included within total loans are acquired performing loans shown net of fair value discounts in the amount of $260.0 million and $333.5 million at June 30, 2018 and September 30, 2017, respectively. These fair value discounts are being amortized over the remaining lives of the respective loans and totaled $2.3 million and $4.1 million at June 30, 2018 and September 30, 2017, respectively.
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
The following table presents the risk grades of the loan portfolio, segregated by class of loans:
June 30, 2018

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$243,081,293	$644,337,423	$101,393,896	$101,570,279	$36,760,496	$1,127,143,387
Special Mention (5)	788,521	13,380,351	1,088,534	—	—	15,257,406
Substandard (6)	2,721,243	18,681,571	453,848	—	49,348	21,906,010
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total loans	$246,591,057	$676,399,345	$102,936,278	$101,570,279	$36,809,844	$1,164,306,803
September 30, 2017

	1-4 family residential real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Total

Pass (1-4)	$230,417,503	$654,217,207	$102,690,306	$88,551,410	$39,914,580	$1,115,791,006
Special Mention (5)	—	14,318,249	494,241	240,389	—	15,052,879
Substandard (6)	1,622,838	28,535,323	488,900	—	28,806	30,675,867
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total loans	$232,040,341	$697,070,779	$103,673,447	$88,791,799	$39,943,386	$1,161,519,752

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
The Company incorporates certain refinements and improvements to its allowance for loan losses methodology from time to time. During the current quarter and the prior fiscal year, the Company made minor refinements to the qualitative risk factors but no significant changes to its allowance methodology. The adjustments in the Company's methodology were not material to the overall allowance or provision for the three and nine months ended June 30, 2018 or for the fiscal year ended September 30, 2017.
An unallocated allowance is generally maintained in a range of 4% to 12% of the total allowance in recognition of the imprecision of the estimates and other factors. In times of greater economic downturn and uncertainty, the higher end of this range is provided.
The Company recorded net recoveries of $768,239 during the nine months ended June 30, 2018. With asset quality remaining strong, and the continued trend of net recoveries, the Company recorded negative provision for loan losses of $350,000 and $900,000 during the nine months ended June 30, 2018 and 2017. No provision for loan losses was recorded for the three months ended June 30, 2018 or 2017. A negative provision of $900,000 was recorded during the fiscal year ended September 30, 2017.
The following tables present an analysis of the allowance for loan losses by portfolio segment and changes in the allowance for loan losses for the three and nine months ended June 30, 2018 and 2017. The total allowance for loan losses is disaggregated into those amounts associated with loans individually evaluated and those associated with loans collectively evaluated, as well as loans acquired with deteriorated credit quality.

	Three Months Ended June 30, 2018
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$777,284	$7,612,059	$864,346	$549,349	$187,326	$1,120,539	$11,110,903
Charge-offs	(23,928)	—	—	—	(3,969)	—	(27,897)
Recoveries	17,532	186,104	114,973	—	95,046	—	413,655
Provision	(69,026)	340,210	(332,132)	105,444	(75,083)	30,587	—
Ending balance	$701,862	$8,138,373	$647,187	$654,793	$203,320	$1,151,126	$11,496,661

	Three Months Ended June 30, 2017
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$789,773	$7,294,255	$715,660	$403,180	$194,261	$1,107,409	$10,504,538
Charge-offs	—	(63,554)	—	—	(9,886)	—	(73,440)
Recoveries	4,785	162,795	197,488	—	4,091	—	369,159
Provision	(58,133)	31,328	(92,485)	201	44,360	74,729	—
Ending balance	$736,425	$7,424,824	$820,663	$403,381	$232,826	$1,182,138	$10,800,257

	Nine Months Ended June 30, 2018
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$663,061	$7,820,078	$776,551	$482,665	$196,037	$1,140,030	$11,078,422
Charge-offs	(193,298)	(194,204)	(128,926)	—	(11,589)	—	(528,017)
Recoveries	147,175	636,742	397,564	—	114,775	—	1,296,256
Provision	84,924	(124,243)	(398,002)	172,128	(95,903)	11,096	(350,000)
Ending balance	$701,862	$8,138,373	$647,187	$654,793	$203,320	$1,151,126	$11,496,661

	Nine Months Ended June 30, 2017
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$779,288	$7,346,130	$600,258	$516,556	$79,140	$1,050,044	$10,371,416
Charge-offs	(92,136)	(112,651)	—	—	(21,690)	—	(226,477)
Recoveries	142,205	917,220	468,657	—	27,236	—	1,555,318
Provision	(92,932)	(725,875)	(248,252)	(113,175)	148,140	132,094	(900,000)
Ending balance	$736,425	$7,424,824	$820,663	$403,381	$232,826	$1,182,138	$10,800,257

	Balance at June 30, 2018
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$8,020	$1,199,353	$—	$—	$44,076	$—	$1,251,449
Other loans not individually evaluated	693,842	6,939,020	647,187	654,793	159,244	1,151,126	10,245,212
Ending balance	$701,862	$8,138,373	$647,187	$654,793	$203,320	$1,151,126	$11,496,661
Loans:
Amounts collectively evaluated for impairment	$243,877,700	$656,852,264	$99,542,431	$101,570,279	$36,673,924		$1,138,516,598
Amounts individually evaluated for impairment	1,051,428	8,558,786	224,157	—	135,920		9,970,291
Amounts related to loans acquired with deteriorated credit quality	1,661,929	10,988,295	3,169,690	—	—		15,819,914
Ending balance	$246,591,057	$676,399,345	$102,936,278	$101,570,279	$36,809,844		$1,164,306,803

	Balance at September 30, 2017
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$24,434	$24,299	$—	$—	$—	$—	$48,733
Other loans not individually evaluated	638,627	7,795,779	776,551	482,665	196,037	1,140,030	11,029,689
Ending balance	$663,061	$7,820,078	$776,551	$482,665	$196,037	$1,140,030	$11,078,422
Loans:
Amounts collectively evaluated for impairment	$229,359,838	$679,367,829	$100,026,551	$88,791,799	$39,914,580		$1,137,460,597
Amounts individually evaluated for impairment	955,522	5,960,208	140,012	—	28,806		7,084,548
Amounts related to loans acquired with deteriorated credit quality	1,724,981	11,742,742	3,506,884	—	—		16,974,607
Ending balance	$232,040,341	$697,070,779	$103,673,447	$88,791,799	$39,943,386		$1,161,519,752
Included within the above loan amounts are acquired loans, both performing and purchased credit impaired, which are shown net of fair value discounts. The total acquired net loan amounts reflected in the above tables were $275.8 million and $350.5 million at June 30, 2018 and September 30, 2017, respectively. The total remaining fair value discounts related to the acquired loans totaled $2.3 million and $4.1 million at June 30, 2018 and September 30, 2017, respectively.

Note 7: Income Per Share
Basic net income per share for the three and nine months ended June 30, 2018 and 2017 was computed by dividing net income to common shareholders by the weighted average number of shares of common stock outstanding, which consists of issued shares less unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted shares.
Diluted net income per share for the three and nine months ended June 30, 2018 and 2017 was computed by dividing net income by weighted average shares outstanding plus potential common shares resulting from dilutive stock options and unvested restricted shares, determined using the treasury stock method.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$4,646,113	$3,513,850	$14,292,625	$11,876,312
Denominator:
Weighted average common shares outstanding	14,544,417	14,353,082	14,490,993	14,293,859
Common stock equivalents	868,738	903,541	772,535	903,541
Diluted shares	15,413,155	15,256,623	15,263,528	15,197,400
Net income per share:
Basic	$0.32	$0.24	$0.99	$0.83
Diluted	$0.30	$0.23	$0.94	$0.78
For the three and nine months ended June 30, 2018 there were 741,919 and 652,475 shares, respectively, of dilutive stock options, while there were 696,095 dilutive stock options during the same periods in 2017. Additionally, for the three and nine months ended June 30, 2018, there were 126,819 and 120,060 shares, respectively, of dilutive unvested restricted stock, while there were 207,446 shares of dilutive unvested restricted stock for the same periods in 2017. There were no shares which were subject to options issued with exercise prices in excess of the average market value per share during the period ended June 30, 2018 or 2017.

Note 8: Employee Benefits
The Company has a 2002 stock option plan which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. For options granted under the 2002 stock option plan, when granted, the options vest over periods of up to four or five years from grant date or upon death, disability, or qualified retirement. All options must be exercised within a 10-year period from grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or non-qualified stock options, which do not receive such tax treatment. The Company’s stockholders authorized 882,876 shares for the plan, of which 358,596 have been issued or retired upon the exercise of the option granted under the plan, 362,830 have been granted and are outstanding and no shares are available to be granted at June 30, 2018 within this plan. All share and share amounts related to employee benefits have been updated to reflect the completion of the second-step conversion on April 8, 2013 at a conversion ratio of 1.2471. As of June 30, 2018, 631,004 shares have vested under this plan. During the nine months ended June 30, 2018, 12,221 options from this plan vested.
In addition to the plan above, on December 19, 2013, the Company's stockholders approved the 2013 Equity Incentive Plan, which allows for stock option awards of the Company’s common stock to eligible directors and key employees of the Company. The option price is determined by a committee of the board of directors at the time of the grant and may not be less than 100% of the market value of the common stock on the date of the grant. When granted, the options vest from one year to five years from grant date or upon death or disability. All options must be exercised within a 10-year period from the grant date. The Company may grant either incentive stock options, which qualify for special federal income tax treatment, or non-qualified stock options, which do not receive such tax treatment. The Company’s stockholders have authorized 1,428,943 shares for the plan, of which 92,486 were issued or retired upon the exercise of the option granted under the plan and 943,464 have been granted and are outstanding as of June 30, 2018, with the remaining 393,263 shares available to be granted at June 30, 2018. During the nine months ended June 30, 2018, 197,935 options from this plan vested. As of June 30, 2018, 793,540 shares have vested under this plan.
The fair value of the 20,000 options granted during the nine months ended June 30, 2018 was estimated on the date of grant using the Black-Scholes-Merton model with the following assumptions:

20,000 Options

Risk-free interest rate	1.90%
Dividend yield	1.76%
Expected life at date of grant (months)	96 months
Volatility	18.87%
Weighted average grant-date fair value	$2.38

The following table summarizes activity for shares under option and weighted average exercise price per share:

	Shares	Weighted average exercise price/share	Weighted average remaining life (years)

Options outstanding – September 30, 2017	1,565,810	$10.14	5
Options exercised	(258,840)	9.35	3
Options forfeited	(20,676)	16.74	10
Options granted	20,000	17.02	10
Options outstanding – June 30, 2018	1,306,294	$10.30	4
Options exercisable – June 30, 2018	1,052,527	$10.09	4
The stock price at June 30, 2018 was greater than the exercise prices on all 1,306,294 options outstanding and therefore the outstanding options had an intrinsic value of $18,097,949. The total intrinsic value of all 1,052,527 options exercisable at June 30, 2018 was $14,794,107.
Stock option expense was $240,655 and $248,337 for the nine months ended June 30, 2018 and 2017, respectively. The following table summarizes information about the options outstanding at June 30, 2018:

Number of options outstanding at June 30, 2018	Remaining contractual life in years	Exercise price per share

213,344	1	$8.82
105,996	2	$8.18
40,996	2	$7.22
2,494	4	$7.79
889,464	6	$10.89
30,000	7	$12.66
3,000	8	$13.16
18,000	8	$13.31
3,000	8	$13.30
1,306,294
In addition to the above, the Company implemented the Charter Financial Corporation 2013 Equity Incentive Plan as described above, which has 571,577 shares authorized, and the Company has granted 374,092 shares of restricted stock to key employees and directors, including 22,500 during the current year. During the nine months ended June 30, 2018, 73,315 shares vested and 15,000 shares were canceled. The remaining 197,485 shares are available to be granted at June 30, 2018.

	Shares	Weighted average grant date fair value per award

Unvested restricted stock awards - September 30, 2017	150,547	$11.20
Granted	22,500	17.48
Vested	73,315	11.02
Canceled or expired	15,000	17.02
Unvested restricted stock awards – June 30, 2018	84,732	$11.99

Note 9: Commitments and Contingent Liabilities
In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At June 30, 2018, commitments to extend credit and standby letters of credit totaled $249.4 million. The Company does not anticipate any material losses as a result of these transactions.

In the normal course of business, the Company is party (both as plaintiff and defendant) to certain matters of litigation. In the opinion of management, none of these matters, with the possible exception of matters discussed below, should have a material adverse effect on the Company’s financial position or results of operation.
Two putative class action complaints have been filed in the United States District Court for the District of Maryland against the Company and its directors alleging violations of securities laws and SEC rules in the filing of the Company's proxy statement/prospectus on July 18, 2018. Each complaint names the Company and all of the current members of the Company's board of directors as defendants, and one also names CenterState as a defendant. The complaints allege that the proxy statement/prospectus contains false and misleading statements and omits material information with respect to the proposed transaction. Additionally, the complaints assert claims against the Company's board of directors, as well as CenterState, for violations of Section 20(a) of the 1934 Act as controlling persons of the Company.
Both lawsuits seek, among other things, to enjoin the closing of the Merger, as well as an award of costs and attorneys' fees. One lawsuit also seeks to enjoin the stockholder vote with respect to the Merger. The defendants believe these actions are without merit and intend to defend vigorously against the claims. See “Part II - Item 1 Legal Proceedings” for further information on the claims.

Note 10: Fair Value of Financial Instruments and Fair Value Measurement
Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1- Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date; Level 2- Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data; Level 3- Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level. For the three and nine months ended June 30, 2018, there were no transfers between levels.
All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. These securities are priced via independent service providers. In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values.
At June 30, 2018, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of state and municipal securities, collateralized loan obligations (“CLO”), mortgage-backed securities and collateralized mortgage obligations. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. These are inputs used by a third-party pricing service used by the Company. To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source.
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

Assets and Liabilities Measured on a Recurring Basis:
Assets and liabilities measured at fair value on a recurring basis are summarized below.

	June 30, 2018
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
State and municipal securities	$1,556,813	$—	$1,556,813	$—
Collateralized loan obligations	43,724,762	—	43,724,762	—
Mortgage-backed securities:
FHLMC certificates	17,728,386	—	17,728,386	—
FNMA certificates	90,849,240	—	90,849,240	—
GNMA certificates	988,744	—	988,744	—
Private-label mortgage securities:
Investment grade	372,324	—	372,324	—
Split rating (1)	1,486,684	—	1,486,684	—
Non-investment grade	525,452	—	525,452	—
Total investment securities available for sale	157,232,405	—	157,232,405	—
Mortgage servicing rights	1,547,380	—	1,547,380	—
Assets held for sale	112,300	—	—	112,300
Total recurring assets at fair value	$158,892,085	$—	$158,779,785	$112,300
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

	September 30, 2017
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale:
State and municipal securities	$2,251,815	$—	$2,251,815	$—
Collateralized loan obligations	40,677,676	—	40,677,676	—
Mortgage–backed securities:
FHLMC certificates	21,755,122	—	21,755,122	—
FNMA certificates	112,990,819	—	112,990,819	—
GNMA certificates	2,506,063	—	2,506,063	—
Private-label mortgage securities:
Investment grade	591,443	—	591,443	—
Split rating (1)	2,249,670	—	2,249,670	—
Non-investment grade	767,213	—	767,213	—
Total investment securities available for sale	183,789,821	—	183,789,821	—
Mortgage servicing rights	1,319,725	—	1,319,725	—
Assets held for sale	752,300	—	—	752,300
Total recurring assets at fair value	$185,861,846	$—	$185,109,546	$752,300
__________________________________

(1)	Bonds with split ratings represent securities with both investment and non-investment grades.

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
A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis is as follows:

	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017

Fair value, beginning balance	$752,300	$975,300
Sales	(640,000)	(263,000)
Valuation loss recognized in noninterest expense	—	—
Fair value, ending balance	$112,300	$712,300
Assets and Liabilities Measured on a Nonrecurring Basis:
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using:
	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Impaired loans	$1,538,957	$—	$—	$1,538,957
Other real estate owned	227,531	—	—	227,531
September 30, 2017
Impaired loans	$2,326,132	$—	$—	$2,326,132
Other real estate owned	1,437,345	—	—	1,437,345
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
The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at June 30, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	General Range (Discount)			Weighted Average Discount
Impaired Loans	$1,538,957	Property appraisals	Management discount for property type and recent market volatility	23%	—	66%	32%
OREO	$227,531	Property appraisals	Management discount for property type and recent market volatility	9%	—	20%	11%
Assets Held for Sale	$112,300	Valuation analysis	Management discount for property type and recent market volatility	0%	—	53%	30%
Included in the Company's portfolio of other real estate owned is approximately $228,000 and $224,000 of foreclosed residential real estate property at June 30, 2018 and September 30, 2017, respectively. The Company had no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at June 30, 2018, while $195,000 in consumer mortgage loans collateralized by residential real estate were in the process of foreclosure at September 30, 2017.
Accounting standards require disclosures of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of June 30, 2018 and September 30, 2017.
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
MORTGAGE SERVICING RIGHTS – The Company has the rights to service a portfolio of Fannie Mae (“FNMA”) and other government guaranteed loans sold on a servicing retained basis. Servicing rights are measured at fair value when the loan is sold and subsequently measured at fair value on a recurring basis utilizing Level 2 inputs. Management uses a model operated and maintained by a third party to calculate the present value of future cash flows using the third party's market-based assumptions. The future cash flows for each asset are based on the asset's unique characteristics and the third party's market-based assumptions for prepayment speeds, default and voluntary prepayments. Adjustments to fair value are recorded as a component of "Gain on sale of loans" in the consolidated statements of income.
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
COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at June 30, 2018 and at September 30, 2017, the fair value of these commitments is not presented.

Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company’s remaining on-balance sheet financial instruments as of June 30, 2018 and September 30, 2017 is summarized below:

	June 30, 2018
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$170,898,878	$170,898,878	$170,898,878	$—	$—
Certificates of deposit held at other financial institutions	4,027,270	4,027,270	—	4,027,270	—
Investments available for sale	157,232,405	157,232,405	—	157,232,405	—
FHLB stock	4,075,200	4,075,200	—	4,075,200	—
Restricted securities, at cost	279,000	279,000	—	279,000	—
Loans receivable, net	1,151,525,800	1,140,603,407	—	—	1,140,603,407
Loans held for sale	1,965,657	1,998,594	—	1,998,594	—
Mortgage servicing rights	1,547,380	1,547,380	—	1,547,380	—
Assets held for sale	112,300	112,300	—	—	112,300
Accrued interest and dividends receivable	4,354,702	4,354,702	—	678,583	3,676,119
Financial liabilities:
Deposits	$1,317,738,045	$1,319,365,403	$—	$1,319,365,403	$—
FHLB advances	60,011,100	59,184,249	—	59,184,249	—
Floating rate junior subordinated debt	6,827,470	6,827,470	—	6,827,470	—
Accrued interest payable	572,463	572,463	—	572,463	—

	September 30, 2017
			Estimated Fair Value
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$152,338,389	$152,338,389	$152,338,389	$—	$—
Certificates of deposit held at other financial institutions	7,514,630	7,514,630	—	7,514,630	—
Investments available for sale	183,789,821	183,789,821	—	183,789,821	—
FHLB stock	4,054,400	4,054,400	—	4,054,400	—
Restricted securities, at cost	279,000	279,000	—	279,000	—
Loans receivable, net	1,149,276,182	1,146,902,727	—	—	1,146,902,727
Loans held for sale	1,961,185	1,998,988	—	1,998,988	—
Mortgage servicing rights	1,319,725	1,319,725	—	1,319,725	—
Assets held for sale	752,300	752,300	—	—	752,300
Accrued interest and dividends receivable	4,197,708	4,197,708	—	661,335	3,536,373
Financial liabilities:
Deposits	$1,339,143,287	$1,342,831,689	$—	$1,342,831,689	$—
FHLB advances	60,023,100	61,073,866	—	61,073,866	—
Floating rate junior subordinated debt	6,724,646	6,724,646	—	6,724,646	—
Accrued interest payable	704,630	704,630	—	704,630	—

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
Under GAAP, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At September 30, 2017, the Company's deferred tax assets and liabilities, which netted to a total $6.0 million deferred tax asset, were determined based on the then-current enacted federal tax rate of 35%. As a result of the reduction in the corporate income tax rate under the Tax Act, the Company revalued its deferred tax assets and liabilities at June 30, 2018. Deferred tax assets and liabilities expected to be realized in fiscal year 2018 were re-measured using the aforementioned blended rate. All remaining deferred tax assets and liabilities were remeasured using the new statutory federal rate of 21%. These re-measurements collectively resulted in a discrete tax expense of $40,000 and $1.5 million that was recognized during the three and nine months ended June 30, 2018, respectively. The Company's revaluation of its deferred tax assets and liabilities is subject to further clarification of the Tax Act and refinement of its estimates. As a result, the actual impact on the deferred tax assets and liabilities and income tax expense due to the Tax Act may vary from the amounts currently estimated.
During the nine months ended June 30, 2018, the Company also reclassified $1.4 million of its former deferred tax asset to its current tax payable, reported as part of Other liabilities in the Company's statement of financial condition, due to a change in recognition method.

The Company's estimated deferred tax assets and liabilities at June 30, 2018 and actual deferred tax assets and liabilities at September 30, 2017 are presented below:

	June 30, 2018	September 30, 2017
Gross deferred tax assets	$7,320,418	$9,709,150
Gross deferred tax liabilities	3,443,490	3,738,868
Net deferred tax assets	$3,876,928	$5,970,282
The Company's effective tax rate was 30.94% and 34.49% for the three and nine months ended June 30, 2018, respectively, and is estimated to be 33.01% for the full fiscal year 2018.
Taxes on income and the related impact on the Company's effective income tax rate for the nine months ended June 30, 2018 are shown below:

	Amount	Percentage of Income Before Taxes
Tax expense before one-time charges	$6,021,258	27.60%
Revaluation of net deferred tax asset	1,504,675	6.89
Total	$7,525,933	34.49%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended June 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.
Forward-Looking Statements
This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” “potential,” “seek,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, business disruption as a result of the Company's pending merger with CenterState; diversion of management's time on issues relating to the Merger; the failure to obtain regulatory approvals required to complete the Merger, or that required regulatory approvals may delay the Merger or result in the imposition of conditions that could reduce the anticipated benefits from the Merger or cause the parties to abandon the Merger; the risk that the required stockholder approval may not be obtained; the failure to complete the Merger with CenterState on a timely basis or at all; fluctuations in CenterState's stock price prior to the completion of the Merger; the reaction of our customers and employees to the Merger; litigation risks related to the transaction, including the two lawsuits filed to date regarding the transaction; general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities, including identifying suitable acquisition opportunities; the adverse effect of a breach of our computer system; our ability to successfully integrate acquired entities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and changes in our organization, compensation and benefit plans. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 under Part I Item 1A. “Risk Factors,” and in the Company’s other filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Net income was $4.6 million, or $0.32 and $0.30 per basic and diluted share, respectively, and $14.3 million, or $0.99 and $0.94 per basic and diluted share, for the three and nine months ended June 30, 2018, respectively, compared to $3.5 million, or $0.24 and $0.23 per basic and diluted share, and $11.9 million, or $0.83 and $0.78 per basic and diluted share, for the three and nine months ended June 30, 2017, respectively.
Proposed Merger with CenterState Bank Corporation
On April 24, 2018, the Company announced it had entered into the Merger Agreement with CenterState, whereby the Company will be merged with and into CenterState, immediately followed by the merger of CharterBank with and into CenterState Bank.
Pursuant to the Merger Agreement, each outstanding share of Charter common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 0.738 shares of CenterState common stock and a cash amount equal to $2.30, provided that cash in lieu of any fractional shares of CenterState common stock will be paid. Each outstanding share of CenterState stock shall remain outstanding and unaffected by the Merger. Each option to purchase shares of Charter common stock will be converted into the right to receive a cash payment equal to the product of (i) the number of shares of Charter common stock underlying such option and (ii) $23.00 minus the exercise price per share under such option. Immediately prior to the effective time of the Merger, all shares of Charter restricted stock shall vest in full and shall be treated like all other issued and outstanding shares of Charter common stock. As of the announcement date on April 24, 2018, based on CenterState's closing stock price of $27.72, the total merger consideration amounted to $360.1 million, or approximately $22.76 per share.
The Merger Agreement has been unanimously approved by the boards of directors of the Company and CenterState, and is expected to close in the third or fourth quarter of calendar 2018 subject to customary conditions, including receipt of all applicable regulatory approvals and the approval of the stockholders of the Company. The Company will hold its stockholders meeting to approve the Merger on August 21, 2018.
The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which was attached as Exhibit 2.3 to the Company's quarterly report on Form 10-Q, filed May 9, 2018, with the Securities and Exchange Commission, and is incorporated herein by reference.
Atlanta Metro Expansion
On September 1, 2017, the Company took its next step in its Atlanta Metro expansion strategy by completing its acquisition of Resurgens Bancorp, the parent company of Resurgens Bank. Resurgens operated two branches in Tucker and Decatur, Georgia, inside the I-285 loop, a key expansion target for the Company. The acquisition added $177.5 million of total assets, including $128.8 million of net loans, and $151.7 million of liabilities, including $138.0 million of total deposits, to the Company's balance sheet.
The Resurgens transaction complemented the Company's prior moves into the market area, including the 2007 Norcross loan processing office opening, the 2009 and 2010 FDIC-assisted acquisitions of Neighborhood Community Bank (“NCB”) and McIntosh Commercial Bank (“MCB”), the April 2016 CBS Financial Corporation acquisition and the January 2017 Buckhead branch opening. The Resurgens acquisition was the seventh the Company has completed since 1999, and the fifth since 2009. Metro Atlanta now accounts for 56% of the Company's loans and 51% of its deposits. This mix should provide further opportunities for growth and expansion throughout the demographically desirable Metro Atlanta market.
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
Tax Cuts and Jobs Act
On December 22, 2017, President Donald Trump signed into law the Tax Act. Under the Tax Act, federal corporate tax rates were cut to 21% from 35%. The Company's net deferred tax assets, which totaled $6.0 million at September 30, 2017, were calculated using the previous statutory rate of 35%. Because of the change, the Company revalued the net deferred tax asset and recorded an estimated expense of $1.5 million, or approximately $0.10 per basic and diluted share, respectively, as an addition to income tax expense during the nine months ended June 30, 2018. The Company is utilizing the measurement period approach, including estimating deferral amounts that will be realized during fiscal 2018 at the blended 24.5% statutory rate, to revalue its deferred tax asset, so the amount may change prior to fiscal year end at September 30, 2018.
In spite of the one-time charge, the Company expects to realize significant savings as a result of the tax rate changes from the Tax Act. Management's calculations estimate that the new rate would have reduced the Company's income tax expense $3.0 million during the previous fiscal year under full implementation of the 21% rate. Due to the Company's fiscal year, our income taxes will be calculated at a blended 24.5% federal statutory rate for the current fiscal year and 21% for future fiscal years. The new, blended tax rate is expected to reduce income tax expense by approximately $2.6 million as compared to the prior rate during the current year, with greater reductions in future years when the new rate is fully implemented. The rate change reduced expense $2.2 million, or $0.15 and $0.14 per basic and diluted share, respectively, in regular tax accruals during the nine months ended June 30, 2018.

Critical Accounting Policies
Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, the Company considers its critical accounting policies to be the allowance for loan losses, business combinations, other-than-temporary impairment of investment securities, real estate owned, goodwill and other intangible assets, deferred income taxes, and estimation of fair value. There have been no material changes in our critical accounting policies during the nine months ended June 30, 2018.

Comparison of Financial Condition at June 30, 2018 and September 30, 2017
Assets. Total assets decreased $14.3 million from September 30, 2017 to $1.6 billion at June 30, 2018. This decrease in assets was due primarily to a decline of $26.6 million in the Company's portfolio of investment securities available for sale, as well as a decrease of $21.4 million in deposits and the corresponding outflow of cash. Net loans increased $2.2 million, or 0.2%, to $1.2 billion at June 30, 2018.
Cash and cash equivalents. Cash and cash equivalents increased $18.6 million to $170.9 million at June 30, 2018, up from $152.3 million at September 30, 2017. This increase was primarily due to $37.9 million in principal collections, sales and calls of investment securities available for sale, partially offset by a decline of $21.4 million in deposits.
Loans. At June 30, 2018, net loans were $1.2 billion, or 70.8% of total assets. The increase of $2.2 million, or 0.2%, was attributable to slower than usual loan growth as a result of paydowns and a slowing of refinancing due to higher interest rates.
________________________________
Loans are shown net of deferred loan fees, allowance for loan losses, nonaccretable differences and accretable discounts.

Investment Securities Portfolio. At June 30, 2018, our investment securities portfolio totaled $157.2 million, compared to $183.8 million at September 30, 2017. The decrease was attributable to $25.6 million in principal paydowns, $12.3 million in maturities or calls, and a $2.8 million increase in unrealized losses on available for sale securities. These decreases were offset in part by the purchase of $14.9 million in securities during the first nine months of fiscal 2018.
As of June 30, 2018, there is no other-than-temporary impairment in the Company's portfolio of investment securities available for sale.
Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us noninterest income that is non-taxable. The total cash surrender values of bank owned life insurance policies at June 30, 2018 and September 30, 2017 were $54.5 million and $53.5 million, respectively.
Deposits. Total deposits decreased $21.4 million to $1.3 billion at June 30, 2018. The decrease was attributable to a $37.3 million decrease in retail certificates of deposits, offset in part by increases of $12.7 million in transaction accounts and $6.7 million in money market deposit accounts during the first nine months of fiscal 2018. The decline in retail certificates of deposit was attributable in part to the Company electing to maintain its net interest margin at the expense of deposit retention due to its current strong liquidity position, as well as a $9.4 million decrease in certificates of deposit assumed in the Resurgens acquisition. At June 30, 2018, $1.2 billion of deposits were considered core deposits, a non-GAAP measure (see Non-GAAP Financial Measures for further information). The Company currently has $34.1 million of deposits classified as wholesale deposits, most of which are brokered deposits. The following table shows deposit fees earned and deposit balances by category for the quarter end periods indicated:

		Deposit Balances
	Deposit & Bankcard Fees	Checking	Savings	Money Market	Retail CDs under $250k	Total Core Deposits (1)	Retail CDs $250k & Over	Wholesale CDs	Total Deposits
		(dollars in thousands)
June 30, 2018	$3,788	$579,962	$67,764	$286,143	$303,302	$1,237,171	$46,446	$34,121	$1,317,738
March 31, 2018	3,525	595,216	68,012	290,715	311,145	1,265,088	50,061	34,111	1,349,260
December 31, 2017	3,573	574,682	67,582	292,613	320,096	1,254,973	52,197	36,827	1,343,997
September 30, 2017	3,499	567,213	66,158	279,483	332,608	1,245,462	54,480	39,201	1,339,143
June 30, 2017	3,415	510,810	65,430	236,785	303,157	1,116,182	41,267	36,805	1,194,254
March 31, 2017	3,067	513,294	64,868	242,375	304,798	1,125,335	39,602	36,793	1,201,730
December 31, 2016	3,170	481,841	61,300	265,316	304,364	1,112,821	36,744	36,782	1,186,347
September 30, 2016	3,179	478,028	63,824	242,853	303,456	1,088,161	36,906	36,777	1,161,844
June 30, 2016	3,110	472,123	62,810	247,165	301,675	1,083,773	34,719	36,753	1,155,245
__________________________________

(1)	Non-GAAP financial measure. See Non-GAAP Financial Measures for more information.
Borrowings. Our borrowings consist of advances from the FHLB of Atlanta as well as floating rate junior subordinated debt assumed in the acquisition of CBS. FHLB borrowings totaled $60.0 million at both June 30, 2018 and September 30, 2017, respectively.
Based upon actual collateral pledged, excluding cash, additional advances of $50.2 million were available. In addition, securities available for sale with lendable collateral value of $36.7 million were also available to be pledged at June 30, 2018.
At June 30, 2018, approximately $75.6 million of credit was available to us at the Federal Reserve Bank of Atlanta based on loan collateral pledged. The line of credit at the Federal Reserve Bank of Atlanta was not used other than during periodic testing to ensure the line was functional.
Floating rate junior subordinated debt assumed in the CBS acquisition totaled $9.3 million, with purchase accounting discounts reducing the book value to $6.8 million and $6.7 million at June 30, 2018 and September 30, 2017, respectively.
Stockholders’ Equity. At June 30, 2018, total stockholders’ equity totaled $224.4 million, a $10.2 million increase from September 30, 2017 due to $14.3 million of net income and a $1.0 million increase from the release of the Company's ESOP shares, as well as $509,000 of stock option exercises. These increases were partially offset by a $2.0 million increase in other comprehensive loss on the Company's portfolio of investment securities available for sale during the nine months ended June 30, 2018, as well as $3.5 million of dividends paid. The Company also reclassified $245,000 of stranded tax effects from the revaluation of its deferred tax assets due to the Tax Act from accumulated other comprehensive income to retained earnings as a result of its early adoption of ASU 2018-02. Book value per share increased to $14.70 at June 30, 2018 from $14.17 at September 30, 2017. Tangible book value, a non-GAAP measure (see Non-GAAP Financial Measures for further information), increased to $11.92 per share at June 30, 2018 compared with $11.33 per share at September 30, 2017. Equity was at 13.80% of total assets at June 30, 2018, while the Company's tangible common equity ratio, a non-GAAP measure (see Non-GAAP Financial Measures for further information), was at 11.49%.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and June 30, 2017
General. Net income increased $1.1 million to $4.6 million for the quarter ended June 30, 2018 from $3.5 million for the quarter ended June 30, 2017. The increase was primarily due to $2.9 million of growth in loan interest income from the September 2017 acquisition of Resurgens and the associated increase in loan balances. Net interest income increased $2.8 million due to the increase in loans receivable income and a $376,000 increase in interest income on interest-bearing deposits in other financial institutions, partially offset by a $414,000 increase in deposits expense. Return on equity was 8.29% for the quarter ended June 30, 2018, compared with 6.65% for the same quarter last year, while return on tangible equity (a non-GAAP financial measure) was 10.23%, up from 7.84% for the three months ended June 30, 2017.
Interest Income. Total interest income increased $3.3 million, or 23.9%, to $16.9 million for the quarter ended June 30, 2018. This increase was primarily attributable to the acquisition of Resurgens and associated increased loan balances and loan interest income, along with an increase of $376,000 in interest income on interest-bearing deposits in other financial institutions due to higher cash balances and the Federal Reserve's rate increases. The Company also saw a $403,000 increase in accretion of acquired loan discounts during the current-year period due to additional accretion from Resurgens as well as $296,000 of accretion income from the renewal of one CBS loan. The average balance of loans receivable for the three months ended June 30, 2018 increased $137.5 million to $1.2 billion, compared with $1.0 billion in the prior-year period, primarily attributable to the Resurgens acquisition in the fourth quarter of fiscal 2017, which brought in $128.8 million of net loans to the Company's portfolio. Yield on loans increased 43 basis points to 5.22% during the three months ended June 30, 2018, compared to 4.79% during the prior-year period primarily due to the increased yields on the acquired loans from Resurgens as well as higher yields on legacy loans due to the rising rate environment.
The table below shows acquired loan discount accretion included in income over the past five years and for the quarters ended June 30, 2018, March 31, 2018, and December 31, 2017, and the remaining discount to be recognized as of June 30, 2018:

	Loan Accretion (Amortization)
	2013	2014	2015	2016	2017	1Q 2018	2Q 2018	3Q 2018	Remaining
	(in thousands)
NCB	$844	$239	$68	$—	$—	$—	$—	$—	$—
MCB	3,086	3,110	2,621	751	—	—	—	—	—
FNB	4,993	3,245	3,256	2,250	462	—	—	—	—
CBS	—	—	—	1,370	1,206	116	248	432	528
Resurgens	—	—	—	—	73	219	551	144	1,811
Total	8,923	6,594	5,945	4,371	1,741	335	799	576	2,339
Amortization (1)	—	(3,507)	(2,387)	—	—	—	—	—	—
Net	$8,923	$3,087	$3,558	$4,371	$1,741	$335	$799	$576	$2,339
__________________________________

(1)
Based on revised estimated cash flows related to previously covered loans, $2.4 million of the FDIC indemnification asset was amortized as an offset to loan interest income in the year ended September 30, 2015 and $3.5 million in the year ended September 30, 2014. Loss share agreements with the FDIC were terminated in the fourth quarter of fiscal 2015.

Interest on taxable investment securities, which consisted of taxable state and municipal securities, CLOs, mortgage-backed securities and private-label mortgage securities, decreased $15,000 to $1.0 million for the quarter ended June 30, 2018. This decrease was primarily attributable to a decrease of $17.5 million in the average balance of taxable securities. Interest on nontaxable investment securities, which consisted of nontaxable state and municipal securities, was $3,000 for the quarter ended June 30, 2018, compared to $5,000 for the prior-year quarter, as the average balance of such securities declined $531,000.
Interest on interest-bearing deposits in other financial institutions increased $376,000 to $612,000 for the quarter ended June 30, 2018, compared to the same period last year due to a $39.6 million increase in the average balance of such deposits combined with the Federal Reserve's continued rate increases. The yield on such deposits increased 80 basis points to 1.72% for the three months ended June 30, 2018 compared to 0.92% for the three months ended June 30, 2017.
Interest on certificates of deposits held at other financial institutions was $17,000 during the quarter ended June 30, 2018, compared to $31,000 during the prior-year quarter due to a drop of $4.4 million in the average balance of such deposits.
Dividends on Federal Home Loan Bank stock increased $18,000 to $58,000 for the quarter ended June 30, 2018 from $40,000 for the quarter ended June 30, 2017 due primarily to a 109 basis point increase in yield on the securities to 5.67% and a $590,000 increase in the average balance of such securities during the current quarter. Dividends on restricted securities, which are tied to the Company's investment in floating rate junior subordinated debt, was relatively unchanged at $3,000 during the current quarter.

The following table shows selected average yield and cost information for the quarter end periods indicated:

	Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017

Yield on loans	5.22%	5.21%	5.10%	5.04%	4.79%
Yield on securities	2.39%	2.21%	2.33%	2.27%	2.20%
Yield on assets	4.54%	4.52%	4.40%	4.36%	4.10%

Cost of deposits	0.59%	0.54%	0.53%	0.50%	0.47%
Cost of CDs	1.06%	0.97%	0.96%	0.94%	0.91%
Cost of interest bearing checking	0.18%	0.17%	0.18%	0.18%	0.16%
Cost of bank rewarded checking	0.20%	0.19%	0.20%	0.20%	0.20%
Cost of savings	0.04%	0.04%	0.04%	0.04%	0.04%
Cost of MMDA	0.56%	0.47%	0.43%	0.33%	0.30%
Cost of borrowings	2.45%	2.43%	2.48%	2.58%	2.62%
Cost of subordinated debt	8.81%	8.29%	8.16%	7.83%	7.74%
Cost of liabilities	0.73%	0.68%	0.68%	0.64%	0.62%

Loan/deposit spread	4.63%	4.67%	4.57%	4.54%	4.32%
Asset/liability spread	3.81%	3.84%	3.72%	3.72%	3.48%
Interest Expense. Total interest expense increased $474,000 to $2.1 million for the quarter ended June 30, 2018, compared to $1.6 million for the prior year quarter. The increase was largely tied to an 11 basis point increase in the average cost of interest-bearing liabilities to 0.73% due to the rising rate environment, as well as a $97.9 million increase in the average balance of interest-bearing liabilities during the quarter ended June 30, 2018 to $1.2 billion, compared to $1.1 billion during the three months ended June 30, 2017, primarily as a result of the September 2017 Resurgens acquisition.
Interest expense on deposits increased $414,000, or 35.0%, to $1.6 million for the quarter ended June 30, 2018, compared to $1.2 million for the quarter ended June 30, 2017. The increase was primarily due to increases of 26 basis points in the cost of money market deposit accounts and 15 basis points in the cost of certificates of deposit, as the Company's overall cost of interest bearing deposits increased 12 basis points to 0.59% from 0.47% for the prior-year quarter. There was also an increase of $87.7 million, or 8.8%, in the average balance of interest-bearing deposits. The increased average balances and average costs were both attributable to deposits assumed in the September 2017 Resurgens acquisition as well as increased legacy deposit rates. The cost of CDs increased $155,000, or 17.9%, to $1.0 million for the quarter ended June 30, 2018, from $868,000 for the quarter ended June 30, 2017, while the cost of money market deposit accounts increased $231,000, or 129.8%, from the prior-year period to $409,000.
Interest expense on FHLB advances was up $40,000, or 12.1%, to $367,000 for the quarter ended June 30, 2018, due to a $10.0 million increase in the average balance as a result of advances assumed in the acquisition of Resurgens. The Company's average cost of FHLB advances fell 17 basis points to 2.45% for the three months ended June 30, 2018. Interest expense on the Company's floating rate junior subordinated debt was $150,000 for the quarter ended June 30, 2018, at an average cost of 8.81%, compared to $129,000, or 7.74%, during the prior-year quarter due to increased rates.
Net Interest Income. Net interest income increased $2.8 million, or 23.2%, to $14.8 million for the quarter ended June 30, 2018, from $12.0 million for the quarter ended June 30, 2017. The net increase was due to an increase of $2.9 million in loans receivable income to $15.2 million for the current quarter compared to $12.3 million for the prior year. Additionally, the year over year increase in average loans of $137.5 million, resulting largely from the Resurgens acquisition during the fourth quarter of fiscal 2017, contributed to the increase in net interest income. These increases were partially offset by an increase of $414,000 in deposits expense.
The average balance of interest-bearing liabilities increased $97.9 million, or 9.3%, during the quarter ended June 30, 2018 compared to the prior year period, while total interest expense increased 28.9%. As the table below indicates, our net interest margin increased 38 basis points to 3.98% for the quarter ended June 30, 2018 from 3.60% for the prior year quarter, primarily due to increased loan yields from the Resurgens acquisition and an increase in yield on our interest-bearing deposits in other financial institutions, while our net interest rate spread increased 34 basis points to 3.81% for the third quarter of fiscal 2018 from 3.47% for the third quarter of fiscal 2017. The impact of purchase accounting on net interest margin was 0.17% for the quarter ended June 30, 2018 compared to 0.05% for the quarter ended June 30, 2017. At June 30, 2018, there was $2.3 million of discount remaining to accrete into interest income over the remaining lives of the acquired loans.

	For the Three Months Ended June 30,
	2018			2017
	Average Balance	Interest	Average Yield/Cost (10)	Average Balance	Interest	Average Yield/Cost (10)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$142,559	$612	1.72%	$102,944	$236	0.92%
Certificates of deposit held at other financial institutions	4,620	17	1.48	9,021	31	1.37
FHLB common stock and other equity securities	4,075	58	5.67	3,485	40	4.58
Taxable investment securities	170,653	1,022	2.39	188,138	1,037	2.20
Nontaxable investment securities (1)	1,048	3	1.25	1,579	5	1.16
Restricted securities	279	3	4.99	279	3	4.09
Loans receivable (1)(2)(3)(4)	1,162,944	14,593	5.02	1,025,454	12,103	4.72
Accretion, net, of acquired loan discounts (5)		576	0.20		173	0.07
Total interest-earning assets	1,486,178	16,884	4.54	1,330,900	13,628	4.10
Total noninterest-earning assets	149,251			139,050
Total assets	$1,635,429			$1,469,950
Liabilities and Equity:
Interest-bearing liabilities:
Interest bearing checking	$278,553	$128	0.18%	$254,983	$104	0.16%
Bank rewarded checking	57,574	29	0.20	54,845	27	0.20
Savings accounts	67,932	7	0.04	65,036	6	0.04
Money market deposit accounts	293,017	409	0.56	240,561	178	0.30
Certificate of deposit accounts	387,921	1,023	1.06	381,863	868	0.91
Total interest-bearing deposits	1,084,997	1,596	0.59	997,288	1,183	0.47
Borrowed funds	60,014	368	2.45	50,000	328	2.62
Floating rate junior subordinated debt	6,805	150	8.81	6,668	129	7.74
Total interest-bearing liabilities	1,151,816	2,114	0.73	1,053,956	1,640	0.62
Noninterest-bearing deposits	242,184			187,354
Other noninterest-bearing liabilities	17,333			17,345
Total noninterest-bearing liabilities	259,517			204,699
Total liabilities	1,411,333			1,258,655
Total stockholders' equity	224,096			211,295
Total liabilities and stockholders' equity	$1,635,429			$1,469,950
Net interest income		$14,770			$11,988
Net interest-earning assets (6)		$334,362			$276,944
Net interest rate spread (7)			3.81%			3.47%
Net interest margin (8)			3.98%			3.60%
Impact of purchase accounting on net interest margin (9)			0.17%			0.05%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.03%			126.28%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion on acquired loans.

(5)	Accretion of accretable purchase discount on loans acquired.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)	Impact on net interest margin when excluding accretion income and average accretable discounts.

(10)	Annualized.

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

	For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$91	$206	$79	$376
Certificates of deposit held at other financial institutions	(15)	2	(1)	(14)
FHLB common stock and other equity securities	7	9	2	18
Taxable investment securities	(96)	89	(8)	(15)
Nontaxable investment securities	(2)	—	—	(2)
Restricted securities	—	—	—	—
Loans receivable	1,646	1,100	147	2,893
Total interest-earning assets	$1,631	$1,406	$219	$3,256
Interest Expense:
Checking accounts	$11	$13	$2	$26
Savings accounts	—	—	1	1
Money market deposit accounts	39	157	35	231
Certificate of deposit accounts	14	139	2	155
Total interest-bearing deposits	64	309	40	413
Borrowed funds	66	(21)	(5)	40
Floating rate junior subordinated debt	3	18	—	21
Total interest-bearing liabilities	$133	$306	$35	$474
Net change in net interest income	$1,498	$1,100	$184	$2,782

The following table shows components of net interest income for the periods indicated.

	For the Three Months Ended
	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017
	(dollars in thousands)
Interest income less purchase discount accretion (1)	$16,308	$15,865	$15,945	$14,576	$13,454
Purchase discount accretion	576	799	335	486	173
Total interest income	16,884	16,664	16,280	15,062	13,627
Interest Expense	2,114	1,978	1,973	1,762	1,640
Net interest income	$14,770	$14,686	$14,307	$13,300	$11,987
__________________________________

(1)	Non-GAAP financial measure, derived as total interest income less loan purchase discount accretion. See Non-GAAP Measures for more information.
Provision for Loan Losses. No provision for loan losses was recorded in the quarters ended June 30, 2018 or 2017 due to the continued positive credit quality trends of the loan portfolio, as well as continuing net recoveries of previously charged-off loans. Net recoveries for the three months ended June 30, 2018 were $386,000, compared to net recoveries of $296,000 for the three months ended June 30, 2017. The allowance for loan losses was $11.5 million, or 0.99% of total loans receivable, at June 30, 2018. Our nonperforming loans decreased to $1.6 million, or 0.14% of total loans, at June 30, 2018 from $1.8 million at June 30, 2017. As a result, our allowance as a percent of nonperforming loans increased to 714.79% at June 30, 2018. See our discussion on the allowance for further information.
Noninterest Income. Noninterest income increased $585,000, or 12.6%, to $5.2 million for the quarter ended June 30, 2018 compared to $4.6 million the quarter ended June 30, 2017. The increase was largely attributable to an increase of $373,000 in deposit and bankcard fees, reflecting the continued success of the Company's marketing efforts for checking accounts and signature debit card transactions. The Company's $1.7 million bankcard fee total for the current quarter, a 17.1% increase over the prior-year quarter, was the fourth consecutive all-time quarterly high. Bank owned life insurance income increased $33,000, or 10.9%, while other income increased $127,000 due to a $93,000 quarterly incentive from the Company's bankcard vendor.

The following table shows noninterest income by category for the periods indicated.

	For the Three Months Ended
	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017
	(dollars in thousands)
Service charges on deposit accounts	$2,098	$1,983	$2,114	$2,081	$1,972
Bankcard fees	1,690	1,542	1,459	1,418	1,443
Gain on sale of loans	564	457	619	601	543
Brokerage commissions	217	163	172	150	186
Bank owned life insurance	339	369	322	310	306
Gain on investment securities available for sale	—	—	1	—	—
Gain on sale of other assets held for sale	—	—	266	—	—
Recoveries on acquired loans previously covered under FDIC-assisted acquisitions	—	—	—	163	—
Other	316	449	438	347	189
Total noninterest income	$5,224	$4,963	$5,391	$5,070	$4,639

Noninterest Expense. Total noninterest expense increased $2.2 million, or 19.6%, to $13.3 million for the quarter ended June 30, 2018, compared to $11.1 million for the quarter ended June 30, 2017. The overall increase was primarily attributable to $844,000 of acquisition expenses relating to the pending CenterState merger, as well as increased ongoing operational costs as a result of the Resurgens acquisition in September 2017, as the Company saw increases of $519,000, $393,000, and $188,000, or 7.9%, 34.0%, and 17.2%, in salaries and employee benefits, occupancy, and data processing, respectively. These increases were offset in part by a decline of $90,000 in legal and professional fees, due primarily to a decline in problem assets.
The following table shows noninterest expense by category for the periods indicated:

	For the Three Months Ended
	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017
	(dollars in thousands)
Salaries and employee benefits	$7,049	$6,684	$6,697	$7,406	$6,530
Occupancy	1,549	1,557	1,474	1,344	1,157
Data processing	1,279	1,249	1,153	1,174	1,091
Legal and professional	294	236	305	298	384
Marketing	438	481	327	424	384
Furniture and equipment	243	306	239	210	202
Postage, office supplies, and printing	202	217	229	205	224
Core deposit intangible amortization expense	169	191	191	140	118
Federal insurance premiums and other regulatory fees	204	308	188	199	198
Net cost (benefit) of operations of other real estate owned	8	1	(50)	(40)	18
Merger-related expenses	844	618	309	1,859	—
Other	988	888	809	1,168	791
Total noninterest expense	$13,267	$12,736	$11,871	$14,387	$11,097
Income Taxes. Income taxes increased to $2.1 million for the quarter ended June 30, 2018 from $2.0 million for the quarter ended June 30, 2017. The increase was due to an increase in income before income taxes of $1.2 million, a discrete charge to income tax expense of $40,000 as a result of the revaluation of the Company's deferred tax assets due to the Tax Act, and nondeductible acquisition expenses from the pending CenterState merger. These increases were nearly offset by reduced rates from the Tax Act, as the Company's effective tax rate declined to 30.94% in the quarter ended June 30, 2018 from 36.46% in the quarter ended June 30, 2017. Net of the deferred tax asset revaluation charge, the Company's effective tax rate for the current quarter was 30.35%. Throughout fiscal 2018 the Company has a blended statutory federal income tax rate of 24.5% due to its fiscal year, which declines to 21% for fiscal 2019 and beyond.

Comparison of Operating Results for the Nine Months Ended June 30, 2018 and June 30, 2017
General. Net income increased $2.4 million, or 20.3%, to $14.3 million for the nine months ended June 30, 2018 from $11.9 million for the nine months ended June 30, 2017. The improvement was largely due to an increase of $7.9 million in net interest income due to higher balances as a result of the September 2017 Resurgens acquisition, along with an increase of $1.2 million, or 12.8%, in deposit and bankcard fees. These increases were offset in part by a $1.5 million discrete charge to income tax expense as a result of the revaluation of the Company's deferred tax assets as a result of the Tax Act and a combined $1.8 million of acquisition expenses from the Resurgens acquisition and pending CenterState merger. Basic and diluted net income per share for the nine months ended June 30, 2018 increased 19.28% and 20.51%, respectively, compared to the prior year period, as a result of higher income.
Interest Income. Total interest income increased to $49.8 million for the nine months ended June 30, 2018, from $40.8 million for the nine months ended June 30, 2017. This increase was primarily attributable to the acquisition of Resurgens and the resulting increased loan balances and interest income, as well as increased legacy loan yields due to the rising rate environment. The average balance of loans receivable increased $148.7 million, or 14.7%, to $1.2 billion for the nine months ended June 30, 2018, compared to $1.0 billion for the nine months ended June 30, 2017, resulting in a $8.3 million, or 22.6%, increase in loans receivable income. The average yield on interest-earning assets increased 38 basis points during the nine months ended June 30, 2018 as compared to the same prior-year period.
The average yield on loans increased 34 basis points to 5.18% for the nine months ended June 30, 2018, compared to 4.84% for the nine months ended June 30, 2017. The higher average yield on loans for the nine months ended June 30, 2018 was attributable to higher-yielding loans acquired in the purchase of Resurgens, as well as a $455,000 increase in accretion of acquired loan discounts due to $676,000 of cash accretion brought in during the current year due to payoffs and renewals of acquired loans. There is $2.3 million of discount remaining on the CBS and Resurgens loans to accrete into interest income over the remaining life of all acquired loans, with the accretion heavily weighted towards early quarters based on current cash flow projections.
Interest on taxable investment securities decreased $155,000 to $3.1 million for the nine months ended June 30, 2018 from $3.2 million for the corresponding prior year period, due primarily to a $15.5 million decrease in the average balance of such securities, offset in part by an 8 basis point increase in yields on such securities. Interest on nontaxable investment securities, which consisted of nontaxable state and municipal obligations, was $10,000 for the nine months ended June 30, 2018, compared to $14,000 in the nine months ended June 30, 2017 due to a decline of $532,000 in the average balance of such securities.
Interest on interest earning deposits in other financial institutions increased $899,000 to $1.5 million for the nine months ended June 30, 2018 from $560,000 for the nine months ended June 30, 2017 due to an increase of $29.2 million, or 28.41%, in the average balance of such deposits, as well as the Federal Reserve's continued rate increases, as the yield on such deposits increased 75 basis points to 1.48%.
Dividends on Federal Home Loan Bank stock increased $42,000 to $162,000 for the nine months ended June 30, 2018, compared to $119,000 for the nine months ended June 30, 2017, due to a 19.02% increase in the average balance of such stock and an increase of 64 basis points in yield on the securities.
Interest on certificates of deposit held at other financial institutions declined $50,000 to $63,000 for the nine months ended June 30, 2018, due to a drop of $5.6 million in the average balance of such securities.
Dividends on restricted securities, which are tied to the Company's investment in floating rate junior subordinated debt, increased $2,000 to $10,000 for the nine months ended June 30, 2018, due to an increase of 80 basis points in yield on the securities.
Interest Expense. Total interest expense increased $1.1 million, or 22.3%, to $6.1 million for the nine months ended June 30, 2018, compared to $5.0 million for the nine months ended June 30, 2017. Interest expense increased due to a $100.4 million, or 9.5%, increase in the average balance of interest-bearing liabilities to $1.2 billion during the nine months ended June 30, 2018, and an eight basis point, or 12.9%, increase in the average cost of such liabilities to 0.70% at June 30, 2018 from 0.62% at June 30, 2017. The Company saw significant growth in demand deposits and money market deposit accounts, both from legacy growth and the acquisition of Resurgens.
Interest expense on deposits increased $1.0 million, or 29.3%, to $4.5 million for the nine months ended June 30, 2018, compared with the nine months ended June 30, 2017. The increase was due to a $90.2 million, or 9.0%, increase in the average balance of interest-bearing deposits to $1.1 billion, as well as an eight basis point increase in average cost of deposits to 0.55% for the current nine month period compared to 0.47% for the nine months ended June 30, 2017, reflecting higher market interest rates as a result of the Federal Reserve's recent rate increases and higher rates on the deposits the Company assumed in the acquisition of Resurgens.
The Company saw the largest increase in average cost of deposits in its money market deposit accounts, which increased 19 basis points as a result of the Resurgens acquisition as well as increases in legacy rates. The average cost of our interest bearing checking accounts increased three basis points to 0.18% for the nine months ended June 30, 2018 compared to the same period in fiscal 2017, while the cost of certificates of deposit each increased 10 basis points to 1.00%.
Interest expense on FHLB advances increased $24,000 to $1.1 million for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017, due to an increase of $10.0 million, or 20.0%, in the average balance of advances. The average cost of advances decreased 42 basis points to 2.45% for the nine months ended June 30, 2018, from 2.87% during the nine months ended June 30, 2017 due to the restructuring of a $25.0 million advance costing 4.30% to 3.43% in March 2017.
Interest expense on floating rate junior subordinated debt was $428,000 in the nine months ended June 30, 2018, compared to $373,000 for the same period in 2017 due to increased rates.
Net Interest Income. Net interest income increased $7.9 million, or 22.1%, to $43.8 million for the nine months ended June 30, 2018, from $35.8 million for the nine months ended June 30, 2017, due to increased interest income from the acquisition of Resurgens, and an $899,000 increase in income on interest bearing deposits in other financial institutions, offset by an eight basis point increase in the cost of interest-bearing liabilities. Total interest income increased $9.0 million, or 22.1%, while total interest expense increased $1.1 million, or 22.3%, for the nine months ended June 30, 2018, compared to the same prior-year period.
As the table indicates below, our net interest margin increased 33 basis points during the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017, while our net interest rate spread increased 30 basis points to 3.79% for the first nine months of fiscal 2018 from 3.49% for the comparable nine months of 2017. The impact of purchase accounting on net interest margin was 0.16% for the nine months ended June 30, 2018 compared to 0.13% for the nine months ended June 30, 2017.

	For the Nine Months Ended June 30,
	2018			2017
	Average Balance	Interest	Average Yield/Cost (10)	Average Balance	Interest	Average Yield/Cost (10)
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits in other financial institutions	$131,770	$1,459	1.48%	$102,615	$560	0.73%
Certificates of deposit held at other financial institutions	5,785	63	1.45	11,427	112	1.31
FHLB common stock and other equity securities	4,062	162	5.31	3,413	119	4.67
Taxable investment securities	177,498	3,082	2.32	192,986	3,236	2.24
Nontaxable investment securities (1)	1,056	10	1.24	1,588	14	1.15
Restricted securities	279	10	4.67	279	8	3.87
Loans receivable (1)(2)(3)(4)	1,160,135	43,332	4.98	1,011,408	35,495	4.68
Accretion, net, of acquired loan discounts (5)		1,710	0.20		1,255	0.17
Total interest-earning assets	1,480,585	49,828	4.49	1,323,716	40,799	4.11
Total noninterest-earning assets	153,537			136,939
Total assets	$1,634,122			$1,460,655
Liabilities and Equity:
Interest-bearing liabilities:
Interest bearing checking	$277,661	$376	0.18%	$252,401	$283	0.15%
Bank rewarded checking	55,600	83	0.20	53,409	78	0.19
Savings accounts	66,995	20	0.04	63,302	19	0.04
Money market deposit accounts	289,970	1,055	0.49	251,773	567	0.30
Certificate of deposit accounts	401,908	3,000	1.00	381,010	2,559	0.90
Total interest-bearing deposits	1,092,134	4,534	0.55	1,001,895	3,506	0.47
Borrowed funds	60,021	1,102	2.45	50,004	1,078	2.87
Floating rate junior subordinated debt	6,771	428	8.42	6,634	373	7.51
Total interest-bearing liabilities	1,158,926	6,064	0.70	1,058,533	4,957	0.62
Noninterest-bearing deposits	237,589			178,159
Other noninterest-bearing liabilities	17,339			16,087
Total noninterest-bearing liabilities	254,928			194,246
Total liabilities	1,413,854			1,252,779
Total stockholders' equity	220,268			207,876
Total liabilities and stockholders' equity	$1,634,122			$1,460,655
Net interest income		$43,764			$35,842
Net interest earning assets (6)		$321,659			$265,183
Net interest rate spread (7)			3.79%			3.49%
Net interest margin (8)			3.94%			3.61%
Impact of purchase accounting on net interest margin (9)			0.16%			0.13%
Ratio of average interest-earning assets to average interest-bearing liabilities			127.75%			125.05%
__________________________________

(1)	Tax exempt or tax-advantaged securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

(2)	Includes net loan fees deferred and accreted pursuant to applicable accounting requirements.

(3)	Interest income on loans is interest income as recorded in the income statement and, therefore, does not include interest income on nonaccrual loans.

(4)	Interest income on loans excludes discount accretion and amortization of the indemnification asset.

(5)	Accretion of accretable purchase discount on loans acquired.

(6)	Net interest-earning assets represent total average interest-earning assets less total average interest-bearing liabilities.

(7)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(9)	Impact on net interest margin when excluding accretion income and average accretable discounts.

(10)	Annualized.

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

	For the Nine Months Ended June 30, 2018 Compared to the Nine Months Ended June 30, 2017
	Increase/(Decrease) Due to
	Volume	Rate	Combined	Net
	(dollars in thousands)
Interest Income:
Interest-earning deposits in other financial institutions	$159	$576	$164	$899
Certificates of deposit held at other financial institutions	(55)	12	(6)	(49)
FHLB common stock and other equity securities	23	17	3	43
Taxable investment securities	(260)	115	(9)	(154)
Nontaxable investment securities	(5)	1	—	(4)
Restricted securities	—	2	—	2
Loans receivable	5,404	2,518	370	8,292
Total interest-earning assets	$5,266	$3,241	$522	$9,029
Interest Expense:
Checking accounts	$32	$60	$6	$98
Savings accounts	1	—	—	1
Money market deposit accounts	86	349	53	488
Certificate of deposit accounts	140	285	16	441
Total interest-bearing deposits	259	694	75	1,028
Borrowed funds	216	(160)	(32)	24
Floating rate junior subordinated debt	8	46	1	55
Total interest-bearing liabilities	$483	$580	$44	$1,107
Net change in net interest income	$4,783	$2,661	$478	$7,922
Provision for Loan Losses. There was a $350,000 negative provision recorded for loan losses in the nine months ended June 30, 2018 compared to a $900,000 negative provision for loan losses recorded in the nine months ended June 30, 2017. Net recoveries were $768,000 for the nine months ended June 30, 2018, compared with net recoveries of $1.3 million for the nine months ended June 30, 2017. The allowance for loan losses was $11.5 million, or 0.99% of total loans receivable at June 30, 2018. Our allowance for loan losses as a percent of legacy loans was 1.15% at June 30, 2018. Our nonperforming loans decreased to $1.6 million at June 30, 2018 from $1.8 million at June 30, 2017. Our allowance as a percent of nonperforming loans was 714.79% at June 30, 2018.
Noninterest Income. Noninterest income increased $1.4 million, or 10.0%, to $15.6 million for the nine months ended June 30, 2018, from $14.2 million for the nine months ended June 30, 2017, due primarily to an increase of $1.2 million, or 12.8%, in deposit and bankcard fee income. Additionally, income on bank owned life insurance increased $145,000, or 16.4%, to $1.0 million due to higher balances as a result of the Resurgens acquisition as well as the discontinuation of an annual repricing fee during the current year, and other income increased $425,000 as a result of $387,000 in incentive payments from the Company's bankcard vendor and a $114,000 gain on the receipt of reinsurance cash. The Company also saw an increase of $304,000 in gains on the sale of assets available for sale. These increases during the nine months ended June 30, 2018 were offset in part by declines of $250,000 in recoveries on loans formerly covered under FDIC-assisted acquisitions, $247,000 in gains on the sale of investment securities available for sale, and $177,000 in gains on the sale of loans due to reduced activity.
Noninterest Expense. Total noninterest expense increased $5.7 million, or 17.9%, to $37.9 million for the nine months ended June 30, 2018 compared to $32.1 million in the same period in the prior fiscal year. The increase was largely the result of increased ongoing operational costs as a result of the Resurgens acquisition and $1.8 million of combined acquisition expenses from the Resurgens acquisition and pending CenterState merger. The Resurgens acquisition expenses during the current year largely consisted of severance and other employee costs, while the CenterState expenses recorded in fiscal 2018 were largely tied to legal and professional fees. Virtually no acquisition expenses were recorded for the nine months ended June 30, 2017. Salaries and employee benefits increased $1.7 million, or 9.0%, occupancy increased $880,000, or 23.8%, and data processing increased $677,000, or 22.5%. There was also a decrease of $287,000 in the net benefit of operations of real estate owned due to reduced sales activity as the balance of other real estate has declined to minimal levels. Offsetting these increases to noninterest expense was a decline of $221,000, or 21.0%, in legal and professional fees, largely due to reduced problem assets.
Income Taxes. Income tax expense increased to $7.5 million for the nine months ended June 30, 2018 from $6.9 million for the nine months ended June 30, 2017. The increase was due to a discrete tax expense of $1.5 million as a result of the revaluation of the Company's deferred tax assets due to the Tax Act during the current-year period, a 16.2% increase in income before income taxes compared to the prior-year period, and nondeductible acquisition expenses from the pending CenterState merger, partially offset by an estimated $2.2 million reduction in regular tax accruals due to the lower rates from the Tax Act. The Company's effective tax rate was 34.49% in the nine months ended June 30, 2018, compared to 36.74% in the nine months ended June 30, 2017. The Company's effective tax rate for the nine months ended June 30, 2018, net of the one-time deferred tax asset revaluation charge, was 27.60%. Due to the timing of the Tax Act and the Company's fiscal year the Company's statutory federal tax rate was 35% for fiscal 2017, 24.5% for fiscal 2018 and will be 21% for fiscal 2019.
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

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	June 30, 2018	September 30, 2017
	(dollars in thousands)
Nonaccrual loans: (1) (2)
1-4 family residential real estate	$348	$293
Commercial real estate	772	1,327
Commercial	224	40
Real estate construction	—	—
Consumer and other loans	23	—
Total nonaccrual loans	1,367	1,660
Loans delinquent 90 days or greater and still accruing: (3)
1-4 family residential real estate	154	46
Commercial real estate	—	—
Commercial	—	—
Real estate construction	—	—
Consumer and other loans	87	—
Total loans delinquent 90 days or greater and still accruing	241	46
Total nonperforming loans	1,608	1,706
Other real estate owned:
1-4 family residential real estate	228	224
Commercial real estate	—	1,213
Commercial	—
Real estate construction	—
Consumer and other loans	—
Total real estate owned	228	1,437
Total nonperforming assets	$1,836	$3,143
Ratios:
Nonperforming loans as a percentage of total loans, gross	0.14%	0.15%
Nonperforming assets as a percentage of total assets	0.11%	0.19%
__________________________________

(1)	Included in nonaccrual loans is $374,000 and $92,000 of non-accruing troubled debt restructured loans at June 30, 2018 and September 30, 2017, respectively.

(2)
Acquired FAS ASC 310-30 loans that were previously covered under loss share agreements with the FDIC, as well as our acquisition of CBS, and have associated accretable discount remaining, in the amount of $0 and $888,000 are excluded from this table as of June 30, 2018 and September 30, 2017, respectively. Due to the recognition of accretion income that was established at the time of acquisition, FAS ASC 310-30 loans that were greater than 90 days delinquent or otherwise considered nonperforming loans are regarded as performing loans for reporting purposes.

(3)
No acquired loans are excluded from this section at June 30, 2018 and September 30, 2017, respectively. These loans, which are accounted for under ASC 310-30, are reported as performing loans because of the ongoing recognition of accretion income established at the time of acquisition.

Nonperforming assets decreased $1.3 million during the nine months ended June 30, 2018 due to a $1.2 million decrease in other real estate owned and a $294,000 decrease in nonaccrual loans. These decreases were offset in part by a $195,000 increase in loans delinquent 90 days or greater and still accruing. All remaining real estate owned is 1-4 family residential real estate. We have 22 loans that remain nonperforming at June 30, 2018, and the largest nonperforming loan had a balance of $330,000 and was secured by commercial real estate.
For the nine and twelve months ended June 30, 2018 and September 30, 2017, interest income recognized on impaired loans, which includes nonperforming loans, loans delinquent 90 days or greater and still accruing, and accruing troubled debt restructured loans, was approximately $351,000 and $295,000, respectively. Additional gross interest income that would have been recorded had our impaired loans been current in accordance with their original terms was approximately $78,000 and $129,000 for the nine and twelve months ended June 30, 2018 and September 30, 2017, respectively.

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
The Company recorded $768,000 of net recoveries and a $350,000 negative provision for loan losses in the nine months ended June 30, 2018, for a net allowance build of $418,000. The following table sets forth activity in our allowance for loan losses for the period indicated.

	Nine Months Ended June 30, 2018
	1-4 family real estate	Commercial real estate	Commercial	Real estate construction	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$663,061	$7,820,078	$776,551	$482,665	$196,037	$1,140,030	$11,078,422
Charge-offs	(193,298)	(194,204)	(128,926)	—	(11,589)	—	(528,017)
Recoveries	147,175	636,742	397,564	—	114,775	—	1,296,256
Provision	84,924	(124,243)	(398,002)	172,128	(95,903)	11,096	(350,000)
Ending balance	$701,862	$8,138,373	$647,187	$654,793	$203,320	$1,151,126	$11,496,661
Amounts allocated to:
Individually evaluated for impairment	$8,020	$1,199,353	$—	$—	$44,076	$—	$1,251,449
Other loans not individually evaluated	693,842	6,939,020	647,187	654,793	159,244	1,151,126	10,245,212
Ending balance	$701,862	$8,138,373	$647,187	$654,793	$203,320	$1,151,126	$11,496,661
Loans:
Amounts collectively evaluated for impairment	$243,877,700	$656,852,264	$99,542,431	$101,570,279	$36,673,924		$1,138,516,598
Amounts individually evaluated for impairment	1,051,428	8,558,786	224,157	—	135,920		9,970,291
Amounts related to loans acquired with deteriorated credit quality	1,661,929	10,988,295	3,169,690	—	—		15,819,914
Ending balance	$246,591,057	$676,399,345	$102,936,278	$101,570,279	$36,809,844		$1,164,306,803
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
Potential problem loans are loans as to which management has serious doubts about the ability of the borrowers to comply with present repayment terms. Management classifies potential problem loans as either special mention or substandard. Potential problem loans aggregated $37.2 million and $45.7 million at June 30, 2018 and September 30, 2017, respectively, with $15.3 million and $15.1 million classified special mention and $21.9 million and $30.7 million classified substandard at June 30, 2018 and September 30, 2017, respectively.

Our largest substandard loan relationship at June 30, 2018 had a balance of $4.5 million. As of June 30, 2018, all loans in the relationship are current and real estate taxes have been paid. The loan relationship is collateralized by income producing properties in Georgia.
The allowance for loan losses represented 714.79% and 649.13% of nonperforming loans at June 30, 2018 and September 30, 2017, respectively. This increase was due to a $294,000 decrease in nonaccruing loans in the nine months ended June 30, 2018, as well as the $418,000 increase in the overall allowance. The allowance for loan losses as a percentage of total loans was 0.99% at June 30, 2018, up three basis points from 0.96% at September 30, 2017 due to the increased reserves and slight loan growth. The allowance for loan losses as a percentage of legacy loans approximated 1.15% at June 30, 2018, compared to 1.22% at September 30, 2017. Due to the continuing trend of net recoveries, management recorded a $350,000 negative provision for loan losses during the current nine-month period. Management retained an unallocated allowance to maintain the overall allowance at a level reflective of continued economic uncertainties.
Management reviews the adequacy of the allowance for loan losses on a continuous basis. Management considered the allowance for loan losses adequate at June 30, 2018 to absorb probable losses inherent in the loan portfolio. However, adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.
Liquidity Management. Liquidity is defined as the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, advances from the FHLB, loan payments and prepayments, mortgage-backed securities and collateralized mortgage obligations repayments and maturities and sales of loans and other securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. At June 30, 2018 and September 30, 2017, we had access to immediately available funds of approximately $296.7 million and $280.6 million, respectively, including overnight funds, FHLB borrowing capacity and a Federal Reserve line of credit. Additionally, securities with lendable collateral value of $36.7 million and $86.9 million were available to be pledged at June 30, 2018 and September 30, 2017, respectively. The Company also had $4.0 million of certificates of deposits held at other financial institutions at June 30, 2018. These certificates, none of which were maturing within the next 90 days at June 30, 2018, could be utilized over time to supplement the liquidity needs of the Company.
As part of the acquisition of CBS, we also assumed a $318,000 letter of credit from the FHLB of Atlanta. We also inherited, as part of the acquisition of Resurgens, two letters of credit totaling $2.9 million. During the nine months ended June 30, 2018, the Company ended all three letter of credit arrangements and has no remaining letters of credit with the FHLB of Atlanta.
We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are subject to our operating, financing, lending and investing activities during any given period. At June 30, 2018, cash and cash equivalents totaled $170.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $157.2 million at June 30, 2018. At June 30, 2018, we had $60.0 million in advances outstanding from the FHLB. However, based on available pledged and unpledged collateral other than cash, $86.9 million in additional advances were available as of June 30, 2018.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
At June 30, 2018, we had $37.5 million of new loan commitments outstanding, and $128.1 million of unfunded construction and development loans. In addition to commitments to originate loans, we had $83.9 million of unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2018 totaled $224.9 million, or 17.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2019. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended June 30, 2018, we originated $377.4 million of loans and purchased $14.9 million in securities.

Financing activities consist primarily of additions to deposit accounts and FHLB advances. We experienced a decrease in total deposits of $21.4 million for the nine months ended June 30, 2018, primarily due to a decrease in retail certificates of deposit of $37.3 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds. FHLB advances have been used primarily to fund loan demand and to purchase securities.
Capital Management and Resources. The Bank and the Company are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Our regulatory capital ratios currently reflect the incorporation of Basel III and these changes had a minor impact on our capital ratios. The net result of the acquisition of Resurgens was an upstream of $2.7 million from the Bank to the holding company during the fourth quarter of fiscal 2017, which is reflected in these ratios at June 30, 2018 and September 30, 2017, respectively. At June 30, 2018, the Bank and the Company exceeded all regulatory capital requirements. The Bank and the Company are considered “well capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2018
Total risk-based capital (to risk-weighted assets):
Charter Financial Corporation	$203,711	16.64%	$97,932	8.00%	$122,416	10.00%
CharterBank	192,050	15.70	97,856	8.00	122,320	10.00
Tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	192,214	15.70	73,449	6.00	97,932	8.00
CharterBank	180,553	14.76	73,392	6.00	97,856	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	185,387	15.14	55,087	4.50	79,570	6.50
CharterBank	180,553	14.76	55,044	4.50	79,508	6.50
Tier 1 leverage (to average assets):
Charter Financial Corporation	192,214	12.01	64,027	4.00	80,034	5.00
CharterBank	180,553	11.29	63,943	4.00	79,928	5.00
September 30, 2017
Total risk-based capital (to risk-weighted assets):
Charter Financial Corporation	$190,900	15.79%	$96,711	8.00%	$120,889	10.00%
CharterBank	174,269	14.45	96,484	8.00	120,605	10.00
Tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	179,822	14.87	72,534	6.00	96,711	8.00
CharterBank	163,191	13.53	72,363	6.00	96,484	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets):
Charter Financial Corporation	173,097	14.32	54,400	4.50	78,578	6.50
CharterBank	163,191	13.53	54,272	4.50	78,393	6.50
Tier 1 leverage (to average assets):
Charter Financial Corporation	179,822	12.05	59,709	4.00	74,636	5.00
CharterBank	163,191	10.96	59,575	4.00	74,469	5.00
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
For the nine months ended June 30, 2018, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

	For the Quarters Ended
	6/30/2018	3/31/2018	12/31/2017	9/30/2017	6/30/2017
Total Core Deposits
Total deposits	$1,317,738,045	$1,349,260,830	$1,343,997,345	$1,339,143,287	$1,194,253,739
Retail certificates of deposit $250,000 and over	46,445,402	50,060,752	52,196,679	54,479,571	41,267,481
Wholesale certificates of deposit	34,120,805	34,111,346	36,827,040	39,201,460	36,804,579
Total core deposits (Non-GAAP)	$1,237,171,838	$1,265,088,732	$1,254,973,626	$1,245,462,256	$1,116,181,679

Tangible Book Value Per Share
Book value per share	$14.70	$14.64	$14.42	$14.17	$14.03
Effect to adjust for goodwill and other intangible assets	(2.78)	(2.81)	(2.83)	(2.84)	(2.11)
Tangible book value per share (Non-GAAP)	$11.92	$11.83	$11.59	$11.33	$11.92

Tangible Common Equity Ratio
Total equity to total assets	13.80%	13.40%	13.27%	13.06%	14.33%
Effect to adjust for goodwill and other intangible assets	(2.31)	(2.29)	(2.31)	(2.34)	(1.90)
Tangible common equity ratio (Non-GAAP)	11.49%	11.11%	10.96%	10.72%	12.43%

Return On Average Tangible Equity
Return on average equity	8.29%	9.56%	8.10%	4.77%	6.65%
Effect to adjust for goodwill and other intangible assets	1.94	2.30	2.00	0.95	1.19
Return on average tangible equity (Non-GAAP)	10.23%	11.86%	10.10%	5.72%	7.84%

Interest Income Less Purchase Discount Accretion
Total interest income	$16,884,057	$16,664,323	$16,279,831	$15,062,071	$13,626,887
Purchase discount accretion	576,399	798,722	335,154	486,471	173,014
Interest income less purchase discount accretion (Non-GAAP)	$16,307,658	$15,865,601	$15,944,677	$14,575,600	$13,453,873

	For the Nine Months Ended
	6/30/2018	6/30/2017
Total Core Deposits
Total deposits	$1,317,738,045	$1,194,253,739
Retail certificates of deposit $250,000 and over	46,445,402	41,267,481
Wholesale certificates of deposit	34,120,805	36,804,579
Total core deposits (Non-GAAP)	$1,237,171,838	$1,116,181,679

Tangible Book Value Per Share
Book value per share	$14.70	$14.03
Effect to adjust for goodwill and other intangible assets	(2.78)	(2.11)
Tangible book value per share (Non-GAAP)	$11.92	$11.92

Tangible Common Equity Ratio
Total equity to total assets	13.80%	14.33%
Effect to adjust for goodwill and other intangible assets	(2.31)	(1.90)
Tangible common equity ratio (Non-GAAP)	11.49%	12.43%

Return On Average Tangible Equity
Return on average equity	8.65%	7.62%
Effect to adjust for goodwill and other intangible assets	2.08	1.40
Return on average tangible equity (Non-GAAP)	10.73%	9.02%

Interest Income Less Purchase Discount Accretion
Total interest income	$49,828,211	$40,799,290
Purchase discount accretion	1,710,275	1,255,154
Interest income less purchase discount accretion (Non-GAAP)	$48,117,936	$39,544,136

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
Quantitative Aspects of Market Risk. We compute the amounts by which the difference between the present value of an institution's assets and liabilities (the institution's net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of NPV. Depending on current market interest rates we historically have estimated the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, or 300 basis points, or a decrease of 100 and 200 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates”

column below. Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.
The table below sets forth, as of June 30, 2018, our calculation of the estimated changes in the Bank’s net portfolio value that would result from the designated instantaneous parallel shift in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent or Present Value of Assets (3)(4)
(dollars in thousands)
300	$326,832	$16,602	5.4%	20.2%	1.0%
200	$322,190	$11,960	3.9%	20.0%	0.8%
100	$316,703	$6,473	2.1%	19.6%	0.4%
—	$310,230	$—	—%	19.2%	—%
(100)	$292,802	$(17,428)	(5.6)%	18.1%	(1.1)%
__________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the difference between the present value of an institution’s assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2018, in the event of a 200 basis point increase in interest rates, we would experience a 3.9% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 5.6% decrease in net portfolio value. Additionally, our internal policy states that our minimum NPV of estimated present value of assets and liabilities shall range from a low of 5.5% for a 300 basis point change in rates to 7.5% for no change in interest rates. As of June 30, 2018, we were in compliance with our Board approved policy limits with a 20.2% NPV in the event of an increase of 300 basis points and 19.2% at current rates.
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

Item 4. Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be party to various legal proceedings incident to our business. At June 30, 2018, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.
On July 25, 2018, Michael Rubin, a purported stockholder of the Company, filed a Class Action Complaint for Violations of the Federal Securities Laws in the United States District Court for the District of Maryland, styled Rubin v. Charter Financial Corporation, et al., Case No. 1:18-cv-02270-TDC (the “Rubin Complaint”), against the Company and its board of directors. The Rubin Complaint asserts that the proxy statement/prospectus filed on July 18, 2018 contains false and misleading statements and omits material information with respect to the proposed transaction. The Rubin Complaint asserts claims against the Company and its board of directors for violations of Section 14(a) of the 1934 Act and SEC Rule 14a-9, and asserts claims against the Company's board of directors for violations of Section 20(a) of the 1934 Act as controlling persons of the Company. The Rubin Complaint seeks, among other things, an injunction enjoining both the stockholder vote and the closing of the proposed transaction, rescinding the proposed transaction if it closes, or awarding rescissory damages, and awarding the plaintiff the costs of the action including a reasonable allowance for plaintiff's attorneys' and experts' fees.
On July 31, 2018, Paul Parshall, a purported stockholder of the Company, filed a Class Action Complaint for Violations of the Securities Exchange Act of 1934 in the United States District Court for the District of Maryland, styled Parshall v. Charter Financial Corporation, et al., Case No. 1:18-cv-92349-ELH (the “Parshall Complaint”), against the Company, its board of directors and CenterState. The Parshall Complaint asserts that the proxy statement/prospectus filed on July 18, 2018 contains false and misleading statements and omits material information with respect to the proposed transaction. The Parshall Complaint asserts claims against the Company and its board of directors for violations of Section 14(a) of the 1934 Act and SEC Rule 14a-9, and asserts claims against the Company's board of directors and CenterState for violations of section 20(a) of the 1934 Act as controlling persons of the Company. The Parshall Complaint seeks, among other things, an injunction enjoining the proposed transaction from closing, rescinding the proposed transaction if it closes, or awarding rescissory damages, directing the Company's board of directors to disseminate a new prospectus, declaring that the defendants violated the securities laws and awarding the plaintiff the costs of the action including a reasonable allowance for plaintiff's attorneys' and experts' fees.
The Company, its board of directors and CenterState believe that the claims in the complaints are without merit and intend to defend these actions vigorously.

Item 1A. Risk Factors
Risk factors that may affect future results were discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and in Charter Financial’s other filings with the Securities and Exchange Commission. The risks described in our Annual Report on Form 10-K and other filings are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The risk factor in our 2017 Form 10-K entitled “A reduction in future corporate tax rates could have a material impact on the value of our deferred tax assets.” is no longer applicable, as the Tax Cuts and Jobs Act was passed by both houses of Congress on December 20, 2017, and signed into law by the President on December 22, 2017. As a result, the Company reduced the value of its net Deferred Tax Asset by $40,000 and $1.5 million, with the revaluation charge taken as an increase to income tax expense for the three and nine months ended June 30, 2018, respectively. See Note 11: Income Taxes and Management's Discussion and Analysis of Financial Condition and Results of Operations for further information. Except for the changes described above and below in this Item 1A, we do not believe that there have been any material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended September 30, 2017.
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
Lawsuits have been filed against the Company, its board of directors and CenterState challenging the adequacy of public disclosures related to the Merger and an adverse ruling may prevent the Merger from being completed.
The lawsuits referenced above in “Part II - Item 1 Legal Proceedings” and any additional lawsuits that could be filed could cause the Company to incur substantial expenditures, generate adverse publicity and could delay or prevent the Merger. Defense of any lawsuit, even if successful, could require substantial time and attention of the Company's management and could require the expenditure of significant amounts for legal fees and other related costs, which could have a material adverse effect on the business, financial condition and results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
During the quarter ended June 30, 2018, the Company did not repurchase any shares as part of its publicly announced share repurchase program. In December 2015, the Company's Board of Directors approved a stock repurchase program, the fifth approved and announced program since December 2013, allowing the repurchase of up to 800,000 shares, or approximately 5% of the Company's outstanding shares. As of June 30, 2018, 192,427 shares remain available to be repurchased under the December 2015 repurchase program. Since fiscal 2014, 8,104,150 shares have been repurchased at a total cost of approximately $91.9 million.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of April 24, 2018, by and among Charter Financial Corporation and CenterState Bank Corporation (1)

3.1	Articles of Incorporation of Charter Financial Corporation (2)

3.2	Bylaws of Charter Financial Corporation (3)

3.3	Amendment to the Bylaws of Charter Financial Corporation (4)

4.1	Specimen Stock Certificate of Charter Financial Corporation (5)

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2018 and September 30, 2017, (ii) the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2018 and 2017, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended June 30, 2018 (iv) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2018 and 2017, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and 2017, and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

__________________________________

(1)	Incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q of Charter Financial Corporation originally filed with the Securities and Exchange Commission on May 9, 2018.

(2)
Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation originally filed with the Securities and Exchange Commission on December 14, 2012.

(3)
Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation originally filed with the Securities and Exchange Commission on December 14, 2012.

(4)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Charter Financial Corporation originally filed with the Securities and Exchange Commission on April 24, 2018.

(5)
Incorporated by reference to Exhibit 4.0 to the Registration Statement on Form S-1 (File No. 333-185482) of Charter Financial Corporation originally filed with the Securities and Exchange Commission on December 14, 2012.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER FINANCIAL CORPORATION

Date:	August 8, 2018	By:	/s/ Robert L. Johnson
Robert L. Johnson
Chairman and Chief Executive Officer

Date:	August 8, 2018	By:	/s/ Curtis R. Kollar
Curtis R. Kollar
Senior Vice President and Chief Financial Officer